Form 10-Q
period 1996-03-31
SUNRIVER CORP
filed 1996-05-15
CIK 837472

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 1O-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended MARCH 31, 1996


                         Commission File Number 0-17977



                              SUNRIVER CORPORATION
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
         (State or other Jurisdiction of Incorporation or Organization)


                                   13-3469637
                      (I.R.S. Employer Identification No.)


             9430 RESEARCH BLVD., BLDG.  IV, SUITE 200, AUSTIN, TX
                    (Address of principal executive offices)


                                   78759-6543
                                   (Zip Code)


                                 (512) 349-5800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
      ---        ---

As of March 31, 1996, the Registrant had 45,888,969 shares of Common Stock, $.01 par value per share outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 1996 (unaudited) and
  December 31, 1995.....................................................     3

Consolidated Statements of Operations (unaudited) for the three
  months ended March 31, 1996 and 1995..................................     4

Consolidated Statements of Cash Flows (unaudited) for the three
  months ended March 31, 1996 and 1995..................................     5

Notes to Consolidated Financial Statements (unaudited)..................     6

                     SUNRIVER CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 ASSETS

                                                                                              March 31,          December 31,
                                                                                                1996                  1995
                                                                                            ------------         ------------
                                                                                            (unaudited)
Current assets:
   Cash and cash equivalents..........................................................      $  2,100,902         $    448,237
   Trade accounts receivable (including $2,438,000 and $6,206,007 from related
      parties at March 31, 1996 and December 31, 1995, respectively), net.............        21,421,302           18,768,338
   Inventories........................................................................        25,875,190           25,758,040
   Deferred income taxes..............................................................         3,359,628            3,102,152
   Prepaid expenses and other current assets..........................................           401,773            1,571,617
                                                                                            ------------         ------------
           Total current assets.......................................................        53,158,795           49,648,384
Property and equipment, net...........................................................        12,263,304           12,114,000
Goodwill, net.........................................................................        10,299,229           10,607,714
Other assets..........................................................................         4,189,431            3,910,235
                                                                                            ------------         ------------
                                                                                            $ 79,910,759         $ 76,280,333
                                                                                            ============         ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable......................................................................      $ 11,000,000         $  8,000,000
   Current portion of long-term debt (including $168,559 due to a related party)......         7,101,725            6,630,531
   Accounts payable...................................................................        15,177,859           14,506,202
   Accrued expenses...................................................................         4,765,428            4,255,508
   Deferred revenue...................................................................           393,684              826,844
                                                                                            ------------         ------------
           Total current liabilities..................................................        38,438,696           34,219,085
Long-term liabilities:
   Long-term debt, less current maturities (including $8,000,000 of
      debt to a related party at March 31, 1996 and December 31, 1995)................        20,483,864           22,624,625
   Deferred income taxes..............................................................         2,652,850            2,213,198
   Other .............................................................................           748,420              831,775
                                                                                            ------------         ------------
           Total long-term liabilities................................................        23,885,134           25,669,598
                                                                                            ------------         ------------
                Total liabilities.....................................................        62,323,830           59,888,683
Commitments and contingencies
Mandatorily redeemable preferred stock of subsidiary..................................         3,554,692            3,554,692
Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued.........               -                    -
   Common stock, $0.01 par value, 60,000,000 shares authorized, 45,888,969 and
      45,550,214 shares issued at March 31, 1996 and December 31, 1995, respectively..           458,890              455,502
   Additional paid-in capital.........................................................        24,724,545           23,769,379
   Accumulated deficit................................................................       (11,151,198)         (11,387,923)
                                                                                            ------------         ------------
           Total stockholders' equity.................................................        14,032,237           12,836,958
                                                                                            ------------         ------------
                                                                                            $ 79,910,759         $ 76,280,333
                                                                                            ============         ============

  The accompanying notes are an integral part of these financial statements.

                     SUNRIVER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,

                                                                                  1996               1995
                                                                              ------------       ------------
                                                                              (unaudited)         (unaudited)
Sales (including sales to a related party of $7,205,000
      and $8,482,000 in 1996 and 1995, respectively).......................   $ 38,407,167       $ 19,166,497
Cost of sales..............................................................     29,666,386         13,615,278
                                                                              ------------       ------------
           Gross margin....................................................      8,740,781          5,551,219
Operating expenses:
   Sales and marketing.....................................................      2,525,447          1,758,375
   General and administrative..............................................      2,298,462          1,216,841
   Research and development................................................      1,862,988          1,326,360
                                                                              ------------       ------------
      Total operating expenses.............................................      6,686,897          4,301,576
                                                                              ------------       ------------
           Operating income................................................      2,053,884          1,249,643
Other expense:
   Interest expense........................................................      1,072,718            304,080
   Other...................................................................        210,268             32,815
                                                                              ------------       ------------
      Total other expense..................................................      1,282,986            336,895
                                                                              ------------       ------------
Income before income taxes and discontinued operations....................         770,898            912,748
Income tax expense.........................................................        410,000            347,550
                                                                              ------------       ------------
Income before discontinued operations......................................        360,898            565,198
Income from discontinued operations........................................            -            1,240,283
                                                                              ------------       ------------
Net income.................................................................        360,898          1,805,481
Dividend on preferred stock of subsidiary..................................        124,173                -
Accretion to preferred stock of subsidiary.................................            -              196,016
                                                                              ------------       ------------
Earnings available for common shareholders.................................   $    236,725       $  1,609,465
                                                                              ============       ============
Weighted average common shares outstanding.................................     49,253,619         40,158,218
                                                                              ============       ============
Earnings per common share before extraordinary items:
   Continuing operations...................................................   $       0.00       $       0.01
   Discontinued operations.................................................           0.00               0.03
                                                                              ------------       ------------
Earnings per common share..................................................   $       0.00       $       0.04
                                                                              ============       ============

  The accompanying notes are an integral part of these financial statements.

                     SUNRIVER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,

                                                                         1996               1995
                                                                    -------------       ------------
                                                                     (unaudited)         (unaudited)
Cash flows from operating activities:
   Net income...................................................    $     360,898       $  1,805,481
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Income from discontinued operations.......................                          (1,240,283)
      Depreciation and amortization.............................          986,218            704,830
      Deferred revenues.........................................         (433,160)
      Provision for doubtful accounts...........................         (499,283)            66,631
      Provision for excess and obsolete inventory...............          654,264             61,314
      Estimated value of compensatory warrants..................           74,700
   Changes in assets and liabilities:
      Trade accounts receivable.................................       (2,153,681)        (5,501,851)
      Inventories...............................................         (771,414)         1,158,295
      Other assets..............................................        1,163,698             88,880
      Accounts payable and accrued expenses.....................        1,614,936          1,265,380
                                                                    -------------       ------------
           Net cash provided by (used in) operating activities..          997,176         (1,591,323)
                                                                    -------------       ------------
Cash flows from investing activities:
   Capital expenditures.........................................         (545,610)          (163,343)
                                                                    -------------       ------------
           Net cash used in investing activities................         (545,610)          (163,343)
                                                                    -------------       ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock.......................        1,066,666            694,094
   Decrease in short-term debt, net.............................          (30,000)
   Proceeds from debt issuance..................................        1,500,000
   Purchase of treasury stock...................................       (1,305,000)
   Net change in revolving loan payable.........................        1,500,000            952,966
   Payment on term loan.........................................       (1,500,000)
   Payments on capital leases...................................          (30,567)
                                                                    -------------       ------------
                Net cash provided by financing activities.......        1,201,099          1,647,060
                                                                    -------------       ------------
Net increase (decrease) in cash and cash equivalents............        1,652,665           (107,606)
Cash and cash equivalents at beginning of period................          448,237            111,081
                                                                    -------------       ------------
Cash and cash equivalents at end of period......................    $   2,100,902       $      3,475
                                                                    =============       ============
Non-cash transactions:
   Accretion to preferred stock of subsidiary...................                         $   196,016
   Dividend on preferred stock of subsidiary....................    $     124,173
   Conversion of notes payable to common stock..................          109,000
   Estimated value of compensatory warrants.....................          490,625
   Issuance of common stock for consulting services.............          893,364
Cash paid for:
   Interest.....................................................          781,540            304,080
   Taxes........................................................          205,352            347,550

  The accompanying notes are an integral part of these financial statements.

                     SUNRIVER CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been re-classified to conform with current period presentation. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which are incorporated by reference herein.

2. BACKGROUND

SunRiver Corporation (the "Company") has two operating subsidiaries, SunRiver Data Systems, Inc. ("SunRiver Data") and TradeWave Corporation ("TradeWave"). SunRiver Data develops, manufactures and markets hardware, firmware and software for corporate computing environments including legacy, UNIX, Windows and Internet applications. SunRiver Data's strategy is to offer a complete family of products which include network computers, graphics, text and Internet terminals. TradeWave develops and markets a suite of secure Web access software products, TradeVPI. In addition, TradeWave owns and operates the Galaxy, an Internet search directory and it offers Virtual Private Internet ("VPI") and electronic commerce consulting services.

3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                  March 31,       December 31,
                                                    1996              1995
                                                ------------       ------------
  Raw Materials and purchase components........ $ 15,395,066      $ 13,280,390
  Finished goods...............................    9,905,869        11,901,819
  Demonstration equipment......................      244,616           222,130
  Service parts................................      329,639           353,701
                                                ------------      ------------
                                                $ 25,875,190      $ 25,758,040
                                                ============      ============

4. FINANCINGS

Regulation S Offerings
- - ----------------------

The Company completed several offerings of securities under Regulation S of the Securities Act of 1933 during the first quarter of 1996 as described below:

 .  In January 1996, the Company received gross proceeds of $1M by selling
   594,243 shares of Common Stock for $1.68 per share. In connection with this offering, the Company issued warrants to financial advisors to purchase 50,000 shares of Common Stock at an exercise price of $2.69, valued at $77K and exercisable through January 3, 1999. Approximately $0.5M of the proceeds of this offering was used by TradeWave for working capital. The balance of the proceeds of this offering was used by the Company to repurchase 275,000 restricted shares of its Common Stock at $1.80 per share.

 . In January 1996, the Company received gross proceeds of $0.5M by selling convertible non-interest bearing notes which require the holders to convert the notes by March 10, 1997 into a maximum of 312,500 shares of Common Stock. In connection with this offering, the Company issued warrants to financial advisors to purchase 50,000 shares of Common Stock at an exercise price of $2.74 per share, valued at $85K, exercisable through January 26, 1999. The proceeds of this offering were used by the Company to repurchase 273,333 restricted shares of its Common Stock at $1.80 per share.

 . In January 1996, the Company received gross proceeds of $1M by selling convertible non-interest bearing notes which require the holders to convert the notes by March 10, 1997 into a maximum of 625,000 shares of Common Stock. In connection with this offering, the Company issued warrants to financial advisors to purchase 100,000 shares of Common Stock at an exercise price of $2.69 per share, valued at $0.2M, exercisable through February 7, 1999. A portion of the proceeds of this offering, $0.3M, was used by the Company to repurchase 176,667 restricted shares of its Common Stock at $1.80 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First quarter of 1996 compared with first quarter 1995
- - ------------------------------------------------------

Total revenues - Revenue for the three months ended March 31, 1996 was
- - --------------
$38.4M, as compared to $19.2M for the three months ended March 31, 1995.

Revenue from the Company's General Display Terminals increased nearly four-fold from approximately $7.7M in 1995 to approximately $29.8M in 1996. Offsetting this increase is a decrease in sales to NCR due to the disruption caused by the breaking-up of AT&T and the resulting reorganization of NCR.

Sales of the Company's Network Graphics Displays for the three months ended March 31, 1996 decreased 16.4% to approximately $4.1M as compared to sales of approximately $4.9M for the three months ended March 31, 1995. This decline was anticipated and relates to the completion, during the first quarter of 1996, of specific projects undertaken by NCR.

TradeWave revenue for the three months ended March 31, 1996 were $0.7M, of which $0.4M was derived from TradeWave's subcontracting work under a contract with the U.S. Department of Defense which is scheduled to expire in September 1996. The balance of $0.4M of revenue was derived from licensing and commercial contract work.

The Company formed the GAI Partnership in May, 1995. The Company believes that, in the declining Pick market, it is beneficial to create a more significant market presence by partnering with GAI. As a result, the GAI Partnership is one of the largest providers in the Pick marketplace. The GAI Partnership has allowed the Company to reduce its active participation in the Pick systems business in order to devote more time to its core businesses. The Company recorded revenues from the GAI Partnership and post sale support of approximately $1.2M for the first quarter 1996 versus $4.9M for the comparable period in 1995. The contribution of Pick related revenues to gross margin has increased approximately 7% from 1995 to 1996.

NCR was the most significant customer for the Company's products, accounting for 17%, or approximately $6.5M, of revenue for the three months ended March 31, 1996. Digital Equipment Corporation accounted for 10% of the Company's revenue for the first quarter, 1996.

Gross margin - Gross margin for the three months ended March 31, 1996 was
- - ------------
$8.7M (22.8% of revenue), as compared to gross margin for the three months ended March 31, 1995 of $5.6M (29% of revenue). The decline in gross margin in 1996, as compared to gross margin for 1995, stems primarily from a shift in revenue mix among the Company's higher margin Pick systems and post-sale support business and the Company's lower margin Network Graphics Displays and General Display Terminal products.

Gross profit margins in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies, absorption of manufacturing costs, etc.

Sales and marketing expenses - increased approximately 44% ($0.8M) primarily due
- - ----------------------------
to the TradeWave Acquisition, as well as increases in advertising and public relations activities to develop channel partners and expand market presence. In addition, the Company opened a sales and marketing office in Europe.

General and administrative expenses - increased approximately $1.1M, to $2.3M
- - -----------------------------------
(6% of revenue) for the quarter ended March 31, 1996 from $1.2M for the quarter ended March 31, 1995. The increase stems from expenses associated with TradeWave as well as amortization of goodwill associated with the Company's acquisition of the VT and Dorio product lines.

Research and development expenses - for the first quarter of 1996 increased
- - ---------------------------------
$0.5M over 1995. R&D expenses were $1.9M and $1.3M for the three months ended March 31, 1996 and 1995 respectively. Research and development efforts are being expended on a line of network and Internet access computers and to provide Internet products and services based on a secure technology platform that can be customized and packaged together with specific modules to meet customer requirements.

Other expense - Interest expense (net of interest income) amounted to $1.1M
- - -------------
for the three months ended March 31, 1996 compared to $0.3M for 1995. The increase is wholly attributable to the Digital Acquisition, financed by the Company through the Chase Manhattan Bank N.A.("Chase") (the "Chase Credit Line"), which financing was composed of both a term and revolving credit line. See "-Liquidity and Capital Resources."

Income tax expense - Income taxes are provided in accordance with the liability
- - ------------------
method of accounting for income taxes pursuant to the Financial Accounting Standards Board Statement No. 109. For the three months ended March 31, 1996, the effective tax rate was 53.2% due to the tax treatment of the amortization of goodwill associated with the Digital Acquisition. The effective tax rate for the first quarter, 1995, was 38%.

Net income - For the three months ended March 31, 1996, net income was $0.4M
- - ----------
(1% of revenue), compared to net income of $1.8M for the comparable period, 1995. Operating income increased 64.4% from approximately $1.3M for the quarter ended March 31, 1995, to approximately $2.1M for the quarter ended March 31, 1996.

Earnings available for common shareholders - Earnings available for common
- - ------------------------------------------
shareholders declined from $1.6M ($0.04 per share) for the three months ended March 31, 1995, to $0.2M ($0.0048 per share) for the three months ended March 31, 1996. For the quarter ended March 31, 1995, earnings available for common shareholders included accretion, in the amount of $0.2M on mandatorily redeemable preferred stock of the Company held by NCR. In connection with the Digital Acquisition, NCR agreed to refinance the preferred stock whereby the Company agreed to pay NCR $0.5M per annum; and which is being accounted for as a dividend on the preferred stock. For the quarter ended March 31, 1996, earnings available for common shareholders included a dividend on the preferred stock of $0.1M.

IMPACT OF INFLATION

The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $14.7M as of March 31, 1996 and $15.4M as of December 31, 1995. On October 23, 1995, the Company's $14M revolving credit loan arrangement with Congress Financial Corporation (the "Congress Credit Line") was replaced by a $40M facility provided by Chase in connection with the Digital Acquisition.

The Chase Credit Line consists of a $20M revolving line of credit ("Revolving Loan") and a $20M term loan ("Term Loan"). Borrowing under the Revolving Loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. Up to $7.5M is available under the Revolving Loan for letters of credit. At December 31, 1995, the Company owed Chase $28M, of which $8M was owed under the Revolving Loan and $20M was owed under the Term Loan. At March 31, 1996, the Company owed

Chase $28M, of which $9.5M was owed under the Revolving Loan and $18.5M was owed under the Term Loan. At such date, the Company had approximately $6.5M of availability remaining under the Revolving Loan. As a result of the borrowing-base formula, the credit available to the Company could be adversely restricted in the event the Company's sales decline.

Net cash provided by operating activities during the three months ended March 31, 1996 amounted to $1M. This provision was primarily attributable to a decrease of approximately $2.2M and $0.8M in trade receivables and inventory respectively; offset by decreases in accounts payable and accrued expenses of approximately $1.6M. Net cash used in investing activities for the three months ended March 31, 1996 was $0.5M and related to the acquisition of capital assets. Net cash provided from financing activities was $1.2M for the quarter ended March 31, 1996 and was composed of $1.5M from the Revolving Loan to finance the working capital needs of SunRiver Data, offset by a decrease of $1.5M in the Term Loan due to scheduled repayment;
$1.1M from the issuance of stock, of which approximately $0.5M was used to provide working capital for TradeWave and the balance used by the Company to repurchase 275,000 restricted shares of its Common Stock at $1.80 per share; and the issuance of convertible debt of $1.5M of which $0.8M was used to purchase 450,000 restricted shares of the Company's Common Stock at $1.80 per share.

In an attempt to secure the working capital required for TradeWave, the Company is discussing various avenues of financing, including commercial lending and equity investment. There can be no assurance that such efforts will be successful or on terms beneficial to TradeWave or the Company.

At March 31, 1996, the Company's total long-term debt was approximately $27.6M, and the current portion of the long-term debt was approximately $7.1M. The acquisitions made by the Company in 1994 and 1995, along with the implementation of management's strategy, have positioned the Company as the world's second largest provider of General Display Terminals (based on 1994 published industry data) and as a participant in the emerging market known as the Internet. The Company believes that cash generated by SunRiver Data's operations will be sufficient to pay the Company's current and long-term debts, when due.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This report contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," believe," "estimate," and "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

NEW ACCOUNTING STANDARDS

In October 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which establishes fair value-based accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity securities, including all arrangements under which employees receive stock based compensation. Statement 123 encourages, but does not require, employers to adopt fair value accounting to recognize compensation expense for grants under stock-based compensation plans. However, companies must comply with the disclosure requirements set forth in statement 123 which is effective for fiscal years beginning after December 31, 1995. The Company expects to adopt only the reporting standards of Statement 123.

In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" ("Statement 121"), which addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. It also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 has an effective date of January 1, 1996. The Company does not expect application of Statement 121 to have a significant impact upon the Company's financial statements.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company is in the process of registering approximately 13.5 million shares of its Common Stock under the Securities Act of 1933, as amended, consisting of approximately 11.2 million shares, already outstanding and owned by selling stockholders, which may be offered from time to time by such stockholders, approximately 600,000 shares which may be issued upon exercise of certain warrants and approximately 1.7 million shares which may be issued and offered from time to time by the Company. It is currently contemplated that officers and directors of the Company will offer and sell the shares being registered for the Company without using the services of an underwriter. Neither an underwriter nor a coordinating broker will be acting in connection with offers and sales of the shares being registered for the selling stockholders. The Company expects the registration of such shares to become effective in the second quarter of 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

Exhibit 11 - Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

The Registrant delivered for filing with the Commission on January 8, 1996 an amended Current Report on Form 8-K/A, dated October 23, 1995 (the date of the earliest event reported), relating to the Digital Acquisition under the following item:

   Item 7.  Financial Statements and Exhibits.

No other reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 1996



SunRiver Corporation


By: /s/ Toni McElroy
    --------------------------------
Toni McElroy
Vice President, Finance and Chief Financial Officer