Form 10-Q
period 1996-06-30
SUNRIVER CORP
filed 1996-08-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    FORM 1O-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 1996



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

Yes    X   No
      ----      -----

As of June 30, 1996, the Registrant had 47,454,858 shares of Common Stock, $.01 par value per share, outstanding.

                         PART 1 - FINANCIAL INFORMATION



Item 1 - Financial Statements


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed  Consolidated  Balance  Sheets  as of June 30,  1996
    (unaudited)  and December 31, 1995.........................................3

Condensed Consolidated Statements of Operations (unaudited)
    for the three and six month periods ended June 30, 1996 and 1995...........4

Condensed Consolidated Statements of Cash Flows (unaudited)
   for the six month periods ended June 30, 1996 and 1995......................5

Notes to Condensed Consolidated Financial Statements (unaudited)...............6




                      SUNRIVER CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                              June 30,       December 31,
                                                                                                1996             1995
                                                                                           ---------------  ---------------
                                                                                             (Unaudited)

Current assets:
   Cash and cash equivalents                                                                   $2,122,633         $448,237
   Trade accounts receivable (including $1,687,499 and $6,206,007 from related
      parties at June 30, 1996 and December 31, 1995, respectively), net                       19,391,986       18,768,338
   Inventories                                                                                 27,827,985       25,758,040
   Deferred income taxes                                                                        3,404,604        3,102,152
   Prepaid expenses and other current assets                                                      245,036        1,571,617
                                                                                           ---------------  ---------------
           Total current assets                                                                52,992,244       49,648,384
Property and equipment, net                                                                    12,556,631       12,114,000
Goodwill, net                                                                                  10,044,371       10,607,714
Other assets                                                                                    4,276,994        3,910,235
                                                                                           ---------------  ---------------

                                                                                              $79,870,240      $76,280,333
                                                                                           ===============  ===============
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                                                $8,000,000
                                                                                              $10,000,000
   Current portion of long-term debt (including $168,559 due to a related
       party at December 31, 1995)                                                              7,572,932        6,630,531
   Accounts payable                                                                            16,188,918       14,506,202
   Accrued expenses                                                                             3,837,333        4,255,508
   Deferred revenue                                                                               465,916          826,844
                                                                                           ---------------  ---------------
           Total current liabilities                                                           38,065,099       34,219,085
Long-term liabilities:
   Long-term debt, less current maturities (including $8,000,000 of
      debt to a related party at June 30, 1996 and December 31, 1995)                          18,311,160       22,624,625
   Deferred income taxes                                                                        2,652,850        2,213,198
   Other                                                                                          827,015          831,775
                                                                                           ---------------  ---------------
           Total long-term liabilities                                                         21,791,025       25,669,598
                                                                                           ---------------  ---------------
                Total liabilities                                                              59,856,124       59,888,683
Commitments and contingencies
Mandatorily redeemable preferred stock of subsidiary                                            3,554,692        3,554,692
Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued                           -                -
   Common stock, $0.01 par value, 60,000,000 shares authorized, 47,454,858 and
      45,550,214 shares issued at June 30, 1996 and December 31, 1995, respectively               474,549          455,502
   Additional paid-in capital                                                                  28,796,822       23,769,379
   Deferred compensation                                                                        (701,600)                -
   Amortization of deferred compensation                                                           29,233                -
   Accumulated deficit                                                                       (12,139,580)     (11,387,923)
                                                                                           ---------------  ---------------
           Total stockholders' equity                                                          16,459,424       12,836,958
                                                                                           ---------------  ---------------

                                                                                              $79,870,240      $76,280,333
                                                                                           ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                      SUNRIVER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)



                                                                        Six Months                         Three Months
                                                                          Ended                              Ended
                                                                          June 30,                           June 30,
                                                             ---------------------------------  ---------------------------------
                                                                  1996             1995              1996               1995
                                                             ---------------   ---------------  ---------------   ---------------


Sales (including sales to a related party of
   $11,140,000, $3,935,000, $19,352,000
   and $10,870,000, respectively)
                                                                $71,846,067       $44,852,863      $33,438,900       $25,686,366
Cost of sales                                                    56,187,266        31,618,935       26,520,880        18,003,657
                                                             ---------------   ---------------  ---------------   ---------------
           Gross margin                                          15,658,801        13,233,928        6,918,020         7,682,709
Operating expenses:
   Sales and marketing                                            5,756,949         3,838,311        3,231,502         2,079,936
   General and administrative                                     4,308,013         2,717,931        2,009,551         1,501,090
   Research and development                                       3,960,746         3,261,278        2,097,758         1,934,918
                                                             ---------------   ---------------  ---------------   ---------------
      Total operating expenses                                   14,025,708         9,817,520        7,338,811         5,515,944
                                                             ---------------   ---------------  ---------------   ---------------
           Operating income (loss)                                1,633,093         3,416,408        (420,791)         2,166,765
Other expense:
   Interest                                                       2,167,125           645,737        1,094,407           341,657
   Other                                                            262,661            49,179           52,393            16,363
                                                             ---------------   ---------------  ---------------   ---------------
      Total other expense                                         2,429,786           694,916        1,146,800           358,020
                                                             ---------------   ---------------  ---------------   ---------------
Income before income taxes and discontinued operations            (796,693)         2,721,492      (1,567,591)         1,808,745
Income tax expense                                                (293,382)         1,082,550        (703,382)           735,000
                                                             ---------------   ---------------  ---------------   ---------------
Income (loss) before discontinued operations                      (503,311)         1,638,942        (864,209)         1,073,745
Income (loss) from discontinued operations                                -         1,034,054                -         (206,229)
                                                             ---------------   ---------------  ---------------   ---------------
Net income (loss)                                                 (503,311)         2,672,996        (864,209)           867,516
Dividend on preferred stock of subsidiary                           248,346                 -          124,173                 -
Accretion to preferred stock of subsidiary                                -           398,973                -           202,957
                                                             ---------------   ---------------  ---------------   ---------------
Earnings (loss) available for common shareholders                $(751,657)        $2,274,023       $(988,382)          $664,559
                                                             ===============   ===============  ===============   ===============
Weighted average common shares outstanding                       46,250,954        40,939,281       46,574,806        41,776,129
                                                             ===============   ===============  ===============   ===============
Earnings (loss) per common share before extraordinary items:
   Continuing operations                                            $(0.02)             $0.03          $(0.02)             $0.02
   Discontinued operations                                            0.00               0.03            0.00               0.00
                                                             ---------------   ---------------  ---------------   ---------------
Earnings (loss) per common share                                    $(0.02)             $0.06          $(0.02)             $0.02
                                                             ===============   ===============  ===============   ===============


   The accompanying notes are an integral part of these financial statements.




                      SUNRIVER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,


                                                                                               1996              1995
                                                                                          ---------------  ----------------
                                                                                                     (unaudited)

Cash flows from operating activities:
   Net income (loss)                                                                          $(503,311)        $2,672,996
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Income from discontinued operations                                                              -       (1,034,054)
      Depreciation and amortization                                                            2,323,059         1,312,586
      Amortization of deferred compensation                                                       29,233                 -
      Deferred revenues                                                                        (360,928)                 -
      Provision for doubtful accounts                                                          (276,191)           301,681
      Provision for excess and obsolete inventory                                                992,857          (52,930)
      Estimated value of compensatory warrants                                                   160,800                 -
      Deferred taxes                                                                            (27,309)           112,170
   Changes in assets and liabilities:
      Trade accounts receivable                                                                (347,457)       (8,876,935)
      Inventories                                                                            (3,062,802)           173,365
      Other assets                                                                               528,354         (471,581)
      Accounts payable and accrued expenses                                                    1,652,324           415,427
                                                                                          ---------------  ----------------
                Net cash provided by (used in) operating activities                            1,108,629       (5,447,275)
                                                                                          ---------------  ----------------
Cash flows from investing activities:
   Purchase of TradeWave, net of cash acquired                                                         -         (100,000)
   Capital expenditures                                                                      (1,244,009)         (262,354)
                                                                                          ---------------  ----------------
                Net cash used in investing activities                                        (1,244,009)         (362,354)
                                                                                          ---------------  ----------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                      2,985,840           694,094
   Decrease in short-term debt, net                                                             (30,000)                 -
   Proceeds from debt issuance                                                                 1,654,000         1,000,000
   Purchase of treasury stock                                                                (1,305,000)                 -
   Net change in revolving loan payable                                                        2,000,000         4,021,738
   Payment on long-term debt                                                                 (3,438,070)                 -
   Payments on capital leases                                                                   (56,994)                 -
                                                                                          ---------------  ----------------
                Net cash provided by financing activities                                      1,809,776         5,715,832
                                                                                          ---------------  ----------------
Net increase (decrease) in cash and cash equivalents                                           1,674,396          (93,797)
Cash and cash equivalents at beginning of period                                                 448,237           111,081
                                                                                          ---------------  ----------------
Cash and cash equivalents at end of period                                                    $2,122,633           $17,284
                                                                                          ===============  ================

Non-cash transactions:
   Accretion to preferred stock of subsidiary                                                                     $398,973
   Dividend on preferred stock of subsidiary                                                    $248,346                 -
   Conversion of notes payable to common stock                                                 1,500,000           694,094
   Estimated value of compensatory warrants                                                      114,825                 -
   Issuance of common stock for consulting services                                              898,365                 -
   Deferred compensation                                                                         701,600                 -



   The accompanying notes are an integral part of these financial statements.

                      SUNRIVER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Condensed Consolidated Financial Statements

Basis of Presentation
- ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been reclassified to conform with current period presentation. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which are incorporated by reference herein.

Capitalized terms not defined in this Form 10-Q have the meanings assigned to them in the Company's Prospectus dated July 8, 1996.

Background

SunRiver Corporation (the "Company") has two operating subsidiaries, SunRiver Data Systems, Inc. ("SunRiver Data") and TradeWave Corporation ("TradeWave"). SunRiver Data develops, manufactures and markets hardware, firmware and software for corporate computing environments including legacy, UNIX, Windows and Internet applications. SunRiver Data's strategy is to offer a complete family of products which include network computers and graphics, text and Internet terminals. TradeWave markets, licenses and supports a suite of software products and provides related services that enable a business to design, build and deploy comprehensive public-key security solutions for the conduct of enterprise-wide and business-to-business communications and transactions over TCP/IP-based networks, including the Internet and VANs, LANs and WANs.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

Inventories
                                                 June 30,        December 31,
                                                   1996              1995
                                              ---------------   ---------------
Raw materials and purchased components           $19,896,476       $13,280,390
Finished goods                                     7,394,071        11,901,819
Demonstration equipment                              192,065           222,130
Service parts                                        345,373           353,701
                                              ---------------   ---------------

                                                 $27,827,985       $25,758,040
                                              ===============   ===============

Financings

The Company completed several offerings of securities under Regulation S of the Securities Act of 1933 during the first quarter of 1996 and received proceeds from the exercise of warrants and options during the second quarter of 1996 as described below:

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

     In January 1996, the Company received gross proceeds of $0.5M by selling convertible non-interest bearing notes which require the holders to convert the notes by March 10, 1997 into a maximum of 312,500 shares of Common Stock. In connection with this offering, the Company issued warrants to financial advisors to purchase 50,000 shares of Common Stock at an exercise price of $2.74 per share, valued at $85K, exercisable through January 26, 1999. The proceeds of this offering were used by the Company to repurchase 273,333 restricted shares of its Common Stock at $1.80 per share. These notes have been converted into 254,826 shares of Common Stock.

     In January 1996, the Company received gross proceeds of $1M by selling convertible non-interest bearing notes which require the holders to convert the notes by March 10, 1997 into a maximum of 625,000 shares of Common Stock. In connection with this offering, the Company issued warrants to financial advisors to purchase 100,000 shares of Common Stock at an exercise price of $2.69 per share, valued at $0.2M, exercisable through February 7, 1999. A portion of the proceeds of this offering, $0.3M, was used by the Company to repurchase 176,667 restricted shares of its Common Stock at $1.80 per share. These notes have been converted into 528,487 shares of Common Stock.

     In the quarter ended June 30, 1996, 404,307 of the Company's warrants were exercised (with exercise prices from $1.50 to $3.87) yielding proceeds of $1,248,310 and 470,653 of the Company's options were exercised (with exercise prices from $1.35 to $2.56) yielding proceeds of $727,532. In accordance with the amended credit agreement with Chase (see "Liquidity and Capital Resources"), the Company used $600,642 ($200,000 of which was paid at June 30, 1996) to pay down the Chase term loan, and the remainder of the proceeds can be used by the Company to fund the working capital needs of TradeWave.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Through acquisitions of techology and product lines and new product development, the Company is seeking to become a leader in providing computing access solutions in network-centric environments. In this regard, the acquisition of TradeWave in April of 1995, the formation of the GAI partnership in May of 1995, the acquisition of Digital's VT and Dorio product line in October of 1995 and development efforts focusing on the network computing market make year to year comparisons as required by Form 10-Q less meaningful than 1996 quarter to quarter comparisons. Overall, margins have declined as the higher margin mature product sales have continued to decline and sales of lower margin acquired products have increased. (See "Six months ended June 30, 1996 compared with six months ended June 30, 1995 - Gross Margin.") Operating expenses continue to increase as new products are being developed and marketing expenses related to establishing broader market presence are being incurred.

Second quarter of 1996 compared with first quarter of 1996
- ----------------------------------------------------------

The table below compares the first and second quarter of 1996:

                                           First Quarter     Second Quarter      Increase
                                                1996              1996          (Decrease)
                                           ---------------   ---------------  ---------------
                                                        (in thousands of dollars)


Sales                                             $38,407           $33,439         $(4,968)
Cost of sales                                      29,666            26,521          (3,145)
                                           ---------------   ---------------  ---------------
           Gross margin                             8,741             6,918          (1,823)
                                                    22.8%             20.7%
Expenses:
Sales and marketing                                 2,525             3,232              707
                                                     6.6%              9.7%
General and administrative                          2,298             2,009            (289)
                                                     6.0%              6.0%
Research and development                            1,863             2,098              235
                                                     4.9%              6.3%
                                           ---------------   ---------------  ---------------
           Total expenses                           6,686             7,339              653
                                                    17.4%             21.9%
                                           ---------------   ---------------  ---------------
           Total operating income                   2,055             (421)          (2,476)
                                                     5.4%             -1.3%
Other income and expense                            1,284             1,147            (137)
                                                     3.3%              3.4%
                                           ---------------   ---------------  ---------------
           Net income before income tax              771           (1,568)          (2,339)
                                                     2.0%             -4.7%
Income tax                                            410             (704)          (1,114)
                                           ---------------   ---------------  ---------------
           Net income                                $361            $(864)         $(1,225)
                                                                              ===============
                                                     0.9%             -2.6%
                                           ===============   ===============

Sales - Sales for  Network  Graphic  Display  products  were down $2.7M from the
- -----
first quarter 1996 due to the expected decline as the completion of certain NCR projects was realized. General Display Terminal sales were down $2.1M from the first quarter 1996, primarily due to reduction of inventory levels in the IBM and Digital distribution channels, which was offset, in part, by increased sales through general distribution channels. Sales of Digital products were down approximately $1M from first quarter levels.

Gross margin - Gross margin was down 2% from the first quarter to  approximately
- ------------
21%. Network Graphic Display margin was down $0.6M due to sales volume reductions and to an inventory reserve increase of $0.3M on memory devices, which account for the 2% decline. While the Company expects gross margins to stabilize, there can be no asurance this will occur.

Sales and marketing - Sales and marketing expenses increased approximately $0.7M
- -------------------
due to an allowance for doubtful accounts caused by the shift in composition of accounts receivable balances.

General and  administrative  - General  and  administrative  expenses  decreased
- ---------------------------
approximately $0.3M from first quarter to second quarter 1996. Decreases of these expenses at both TradeWave and SunRiver Data were offset by additional expenses of the Company resulting in the net $0.3M decrease.

Research and  development - Research and  development  expenses  increased $0.2M
- -------------------------
from the first to second quarter 1996. An increase in TradeWave's VPI product development efforts of $0.5M was offset by a decrease at SunRiver Data of $0.3M due to the capitalization of development expenses.

Other expense - Interest  expense (net of interest income) remained the same for
- -------------
both quarters at $1.1M.

Net income - Net income for the first quarter 1996 was $0.4M  compared to a loss
- ----------
of $0.9M for the second quarter 1996, caused primarily by the sales decline, explained previously, resulting in lower gross margins.

Second quarter of 1996 compared with second quarter of 1995
- -----------------------------------------------------------

Sales - Sales for the three months ended June 30, 1996 were $33.4M,  as compared
- -----
to $25.7M for the three months ended June 30, 1995.

Sales from Digital products introduced in 1995 through the Digital Acquisition increased $19.3M. Sales from the Company's General Display Terminals decreased from approximately $11.3M in the three months ending June 30, 1995 to
approximately   $8.2M  in  the  comparable  period  of  1996.  This  change  is represented by a $2M drop in sales to NCR due to the disruption caused by the break-up of AT&T and a $1.2M drop due to decreased channel activity in IBM product sales.

Sales of the Company's Network Graphics Displays for the three months ended June 30, 1996 decreased $5.8M to $1.3M. This decline was anticipated and relates to the completion, during the first quarter of 1996, of specific projects undertaken by NCR.

Sales in the Company's Pick systems and services business area decreased $3.1M when compared quarter to quarter and was $1.1M for the second quarter 1996. The reduction is due to the Company's strategy to concentrate on its core businesses.

Gross margin - Gross margin  dollars fell $0.8M from $7.7M in the second quarter
- ------------
of 1995 to $6.9M in the second quarter of 1996. Gross margin as a percent of sales dropped 9.2% when comparing the two periods primarily due to the sales decline in General Display Terminal and Network Graphic Display products. In the General Display Terminal area, margin dollars declined $2.5M as the new Digital products (with lower margins) comprised 70% of the total text revenue in the second quarter 1996 as compared to 0%, in the second quarter of 1995. Conversely, ADDS General Display Terminal products (with higher margins) represented only 30% of the revenue for the second quarter of 1996 as compared to 100% in the comparable period of 1995. The Network Graphics Display business impacted gross margin negatively by $4.6M as sales declined to $1.1M for the second quarter 1996. (See "Six months ended June 30, 1996 compared with six months ended June 30, 1995 - Gross margin")

Sales and marketing - Sales and marketing expenses increased  approximately 1.6%
- -------------------
as a percent of sales, from $2.1M in the second quarter 1995 to $3.2M in the second quarter 1996 primarily due to increased spending at TradeWave, as well as increases in advertising and public relations activities at SunRiver Data to develop channel partners and expand market presence. In addition, the Company opened a sales and marketing office in Europe.

General and  administrative  - General  and  administrative  expenses  increased
- ---------------------------
approximately $0.5M, to $2M (6% of revenue) for the quarter ended June 30, 1996 from $1.5M for the quarter ended June 30, 1995. The increase stems from expenses associated with TradeWave as well as amortization of goodwill associated with the Company's acquisition of the VT and Dorio product lines.

Research  and  development  - Research and  development  expenses for the second
- --------------------------
quarter of 1996 increased $0.2M over the second quarter of 1995. R&D expenses were $2.1M and $1.9M for the three months ended June 30, 1996 and 1995, respectively. Research and development efforts are being expended on a line of network and Internet access computers to be introduced by SunRiver Data and Internet software products and services based on a secure technology platform that can be packaged together with specific modules providing other security and non-security applications.

Other expense - Interest  expense (net of interest income) amounted to $1.1M for
- -------------
the three months ended June 30, 1996 compared to $0.3M for the three months ended June 30,1995. The increase is attributable to the Digital Acquisition, financed by the Company through The Chase Manhattan Bank N.A. ("Chase") (the "Chase Credit Line"), which financing was composed of both a term and revolving credit (See "-Liquidity and Capital Resources"). Other expenses were $.05M and $.02M for the three months ended June 30, 1996 and 1995 respectively.

Income tax expense - Income taxes are provided in accordance  with the liability
- ------------------
method of accounting for income taxes pursuant to the Financial Accounting Standards Board Statement No. 109. For the three months ended June 30, 1996, the effective tax rate was 45% . The effective tax rate for the second quarter 1995 was 41%.

Net income - For the three months ended June 30, 1996, net loss was $0.9M (-2.5%
- ----------
of revenue), compared to net income of $0.9M for the comparable period in 1995. Operating income decreased from an approximately $2.2M profit for the quarter ended June 30, 1995, to an approximately $0.4M loss for the quarter ended June 30, 1996. The 1996 operating loss for the second quarter 1996 is made up of a profit at SunRiver Data of $1.4M, or 4%, offset by a loss at TradeWave and overhead of the Company.

Earnings  available  for common  shareholders  - Earnings  available  for common
- ---------------------------------------------
shareholders declined from $0.7M $(.02 per share) for the three months ended June 30, 1995, to a loss of $1M or $(0.02) per share for the three months ended June 30, 1996. For the quarter ended June 30, 1995, earnings available for common shareholders was calculated by deducting accretion of $0.2M to mandatorily redeemable preferred stock from net income. The Company agreed to pay NCR $0.5M per annum, which is being accounted for as a dividend on the preferred stock. Earnings available for common shareholders for the second quarter 1996 was calculated by deducting the dividend on the preferred stock of $0.1M from net income.

Six months ended June 30, 1996 compared with six months ended June 30, 1995
- ---------------------------------------------------------------------------

Sales - Sales for the six months ended June 30, 1996 was $71.8M,  as compared to
- -----
$44.9M for the six months ended June 30, 1995.

Sales from the Company's General Display Terminals increased from approximately $19M in the six months ended June 30, 1995 to approximately $57.5 from the comparable period of 1996. The main contributor to the increase was sales of the Digital products, introduced in 1995 through acquisition, which accounted for $38M.

Sales of the Company's Network Graphics Displays for the six months ended June 30, 1996 decreased to $5.5M as compared to sales of approximately $12.1M for the six months ended June 30, 1995. This decline was anticipated and relates to the completion, during the first quarter of 1996, of specific projects undertaken by NCR.

TradeWave revenue for the six months ended June 30, 1996 was $1.3M, of which $0.8M was derived from TradeWave's subcontracting work under a contract with the U.S. Department of Defense which is scheduled to expire in the last quarter of 1996. TradeWave is transitioning from a research and development to a commercial enterprise, and in March 1996 publicly announced TradeVPI 2.0 and the related certification authority service, TradeAuthority, which are expected to be generally available in September 1996.

The Company formed the GAI Partnership in May, 1995. The Company recorded revenues from the GAI Partnership and post sale support of approximately $2.3M for the six months ended June 30, 1996 versus $9.2M for the comparable period in 1995. The contribution of Pick related revenues to SunRiver Data's gross margin for the six months ended June 30, 1996 has increased approximately 17.5% from the comparable period in 1995. Gross margin percentage for the six months ended June 30, 1996 was 58.4% compared to 40.9% for 1995.

The Company's most significant customers for the six months ended June 30, 1996 were NCR, Digital and IBM , accounting for 13%, 12% and 10% respectively of the Company's sales for the period.

Gross  margin - Gross  margin for the six months  ended June 30, 1996 was $15.7M
- -------------
(22% of revenue), as compared to gross margin for the six months ended June 30, 1995 of $13.2M (30% of revenue). As previously disclosed, the shift in revenue mix from the Company's higher margin Pick systems and post sale support business to the Company's lower margin General Display Terminal products (which include the Digital product line) has resulted in a decline of gross margin. The General Display Terminal products comprised 80% of revenue at 19.8% gross margin for the six months ending June 30, 1996, compared to 42% of revenue at a 23.5% gross margin for the six months ending June 30, 1995. The lower gross margin for the General Display Terminal product line for the first six months of 1996 is attributable to costs associated with the Digital product line including higher shipping costs than originally calculated in standard cost and other increases in supplemental excess and obsolete reserves, warehousing costs for Europe and warranty costs. Other cost factors include premiums paid for Digital products acquired from Digital while the Company was preparing to manufacture VT and Dorio products and premiums paid in shipping costs to meet customer demand. Offsetting these costs, as a result of the Digital Acquisition, the Company has more fully utilized its production capacity, increased its ability to take advantage of volume purchase discounts and expanded its distribution network and global reach. While the Company expects gross margins to stabilize, there can be no assurance this will occur.

During the six months ending June 30, 1996, the Company took write-offs for inventory and warranty costs that may prove recoverable in future periods. The Company anticipates some improvement in gross margins for VT and Dorio products because they are no longer being manufactured by Digital for SunRiver Data and the Company is no longer incurring warehousing costs in Europe by shipping directly from its Hauppauge manufacturing facility. The Digital distribution channel with its European and Pacific Rim access is very important to the strategy of the Company going forward. The Company is experiencing changing buying habits from customers in this channel as they take advantage of the Company's just-in-time delivery capability. This has had an adverse effect on the Company's inventory volumes, but as the Company adjusts to different buying patterns of its customers, the Company should be able to reduce these inventory levels.

Gross profit margins in future periods may be adversely affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

Sales and marketing - Sales and marketing  expenses decreased as a percentage of
- -------------------
revenue but increased in dollar amount. For the six months ended June 30, 1996, sales and marketing expenses were $5.8M (8% of revenue) compared with $3.8M (8.6% of revenue) for the comparable period in 1995.

General and administrative - General and administrative expenses stayed level as
- --------------------------
a percentage of revenue at approximately 6% for both the six months of 1996 and 1995. The actual dollars for the six months ended June 30, 1996 was $4.3M compared with $2.7M for 1995. The dollar increase stems from expenses associated with TradeWave as well as amortization of goodwill associated with the Company's acquisition of the VT and Dorio product lines.

Research and  development  - Research and  development  for the six months ended
- -------------------------
June 30, 1996 decreased as a percentage of revenue from 7.3% in 1995 to 5.5% in 1996 but increased $0.7M in absolute dollars. SunRiver Data's R&D expense decreased from $2.7M for the six months ended June 30, 1995 to $2.3M for the comparable period in 1996. For the six months ended June 30, 1996, TradeWave's expense was $1.6M compared to $0.5M in 1995, which included only three months of expenses. Research and development efforts are being expended on a line of network and Internet access computers to be introduced by SunRiver Data and Internet software products and services based on a secure technology platform that can be packaged together with specific modules providing other security and non-security applications.

Other expense - Interest  expense (net of interest income) amounted to $2.2M for
- -------------
the six months ended June 30, 1996 compared to $0.6M for 1995. The increase is attributable to the Digital Acquisition, financed by the Company through the Chase Credit Line, which financing was composed of both a term and revolving credit line (See "-Liquidity and Capital Resources.") Other expenses were $0.3M and $0.05M for the six months ended June 30, 1996 and 1995 respectively.

Income tax expense - Income taxes are provided in accordance  with the liability
- ------------------
method of accounting for income taxes pursuant to the Financial Accounting Standards Board Statement No. 109. For the six months ended June 30, 1996, the effective tax rate was 37% . The effective tax rate for the comparable period in 1995 was 40%.

Net income - For the six months ended June 30,  1996,  net loss was $0.5M (-0.7%
- ----------
of revenue), compared to net income of $2.7M for the comparable period in 1995. Operating income decreased from approximately $3.4M for the six months ended June 30, 1995 to approximately $1.6M for 1996. The operating income for the six months ended June 30,1996 is made up of a gain from SunRiver Data of $4.3M (compared to $3.4M in the comparable period in 1995) offset by a loss at TradeWave and overhead of the Company.

Earnings  available  for common  shareholders  - Earnings  available  for common
- ---------------------------------------------
shareholders declined from $2.3M ($0.06 per share) for the six months ended June 30, 1995, to a loss of $0.8M ($0.02 per share) for the six months ended June 30, 1996. For the six months ended June 30, 1995, earnings available for common shareholders was calculated by deducting dividends of $0.4M on mandatorily redeemable preferred stock from net income.

The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline.

Liquidity and Capital Resources

Working capital was $15M as of June 30, 1996 and $15.4M as of December 31, 1995. On October 23, 1995, the Company's $14M revolving credit loan arrangement with Congress Financial Corporation (the "Congress Credit Line") was replaced by a $40M facility provided by Chase in connection with the Digital Acquisition.

The Chase Credit Line consists of a $20M revolving line of credit ("Revolving Loan") and a $20M term loan ("Term Loan"). Borrowing under the Revolving Loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. Up to $7.5M is available under the Revolving Loan for letters of credit. At December 31, 1995, the Company owed Chase $28M, of which $8M was owed under the Revolving Loan and $20M was owed under the Term Loan. At June 30, 1996, the Company owed Chase $26.8M, of which $10M was owed under the Revolving Loan and $16.8M was owed under the Term Loan. As of such date, the Company had approximately $5M of availability remaining under the Revolving Loan. As a result of the borrowing-base formula, the credit available to the Company could be adversely restricted in the event the Company's sales decline.

At June 30, 1996, the Company's total long-term debt was approximately $18.3M, and the current portion of the long-term debt was approximately $17.6M. From time to time the Company has requested waivers from Chase with respect to breeches of financial covenants under the Chase Credit Line. The Company is currently seeking waivers with respect to two covenants and discussions are ongoing with Chase with respect to these covenants. The Company believes that the waivers will be forthcoming, although there can be no assurance that the Company will be successful.

Net cash provided by operating activities during the six months ended June 30, 1996 amounted to $1.1M. This was primarily attributable to an increase of approximately $3.1M in inventory offset by an increase of $1.6M in accounts payable and accrued expenses and depreciation and amortization of $2.3M. Net cash used in investing activities for the three months ended June 30, 1996 was $1.2M and related to the acquisition of capital assets. Net cash provided from financing activities was $1.8M for the six months ended June 30, 1996 and was composed primarily of $2M drawn on the Revolving Loan to finance the working capital needs of SunRiver Data, $1M from the sale of stock, $1.3M from the exercise of warrants, $1.5M from the sale of convertible notes, and $.7M from the exercise of stock options, offset by payments on long-term debt of $3.3M and $1.3M for purchase of treasury stock which was immediately retired. Of the $2M proceeds received from the exercise of warrants and options, $.6M is due to Chase per the Third Amendment to the Chase Credit Agreement dated July 9,1996 and the remainder can be used for funding TradeWave's working capital needs.

To date, Trade Wave has been financed primarily through loans made to TradeWave by the Company. As of June 30, 1996, the Company has advanced $2.5M to TradeWave as intercompany transfers. Additional intercompany transfers from July 1, 1996 through August 10, 1996 of approximately $0.8M have been made by the Company to TradeWave. The Company's ability to fund TradeWave's capital in the future is substantially restricted by the terms of the Chase Credit Line, which, among other things, limits dividends and advances from SunRiver Data and provides specified percentages (currently 80%) of the net proceeds received by the Company on the sale of its capital stock, must be used by the Company to prepay the Chase Term Loan. The Company received Chase's consent to the sale, by not later than December 31, 1996, of up to 833,333 shares of the Company's common stock to fund TradeWave's capital requirements. The Company has not sold any of such shares to date. There can be no assurance that the company will be able to obtain Chase's consent to provide additional funding to TradeWave beyond the limits opposed by the Chase Credit Line.

In this connection, TradeWave has been attempting to secure financing from the sale of its common stock. As announced in a press release on July 9, 1996, TradeWave is preparing for a firm commitment underwritten initial public offering of its common stock. TradeWave's ability to complete a public offering will depend on a number of factors, including stock market conditions. There can be no assurance that TradeWave will be successful in completing this proposed initial public offering.


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

                           PART II - OTHER INFORMATION

Item 5.  Other Information

Sam K. Smith, age 63, and Ron Brittian, age 53, became directors of the Company, effective in April and July 1996, respectively. Mr. Smith has been serving as a director since 1988 and as Chairman, since 1993, of Landmark Graphics Corp., a supplier of work stations software for the petroleum industry; he served as a director of ComVest Computer Corp., a super-computer manufacturer, for more than six years; and he is a director of Mizar, Inc., a supplier of digital signal processor boards. From 1992-1995, Mr. Brittian was Executive Vice President of Texas Instruments and, from 1987-1992, he was a partner at Sevin Rosen Venture Capital Funds, where he identified high technology venture capital investments and served as Chairman and Chief Executive Officer of three venture-back companies. Additional information regarding Messrs. Smith and Brittian is set forth in the Company's Prospectus dated July 8, 1996.

In July 1996, William Long and Toni McElroy resigned as directors of the Company, after serving on the Board since December 1994. Mr. Long and Ms. McElroy continue to be employees of the Company. The Company is considering candidates to fill the vacancies created by their resignations.

In April 1996, Mr. Bill Moore, a former key financial consultant to the Company, was convicted in United States District Court of felonies arising out of the acquisition and operation in 1982 - 1984 of a failed savings and loan located in McAllen, Texas. He is appealing these convictions which include an order for Mr. Moore to pay restitution to the United States of $12 million. Mr. Moore's sons, Jeffrey and Matthew, voting together have the power to elect three of the five directors of SunRiver Group, Inc. ("SunRiver Group"). In turn, SunRiver Group owns approximately 56% of the Company's common stock (excluding 4,174,704 shares underlying warrants held by SunRiver Group) and, accordingly, has the ability to elect all directors, authorize certain transactions that require stockholder approval, and otherwise control Company policies, without concurrence of the Company's minority stockholders.

Mr. Bill Moore has at all times disclaimed any beneficial ownership or economic interest in the shares of SunRiver Group owned by his sons, Jeffrey and Matthew. Furthermore, Mr. Moore has no continuing involvement with the Company and has advised that he will not attempt to exert any direct or indirect influence over the Company's management. The Company does not anticipate any adverse consequences stemming from Mr. Moore's conviction. Nevertheless, the U.S. Government, in pursuit of restitution of approximately $12 million, may claim Mr. Moore has an interest in the shares of SunRiver Group owned by his sons. The Company cannot predict the impact of restitution proceedings, if any, on the ownership or control of the shares of the Company's common stock by the Moore brothers.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 11 - Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1996


SunRiver Corporation

By: /s/ Roger Hughes
   ----------------------------
    Roger Hughes
    Vice President, Finance and
    Chief Financial Officer