Form 10-Q
period 1996-09-30
SUNRIVER CORP
filed 1996-11-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 1O-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1996

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

Yes  X   No
    ---    ----

As of September 30, 1996, the Registrant had 47,858,145 shares of Common Stock, $.01 par value per share, outstanding.

                      PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

           INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of September 30, 1996
   (unaudited) and December 31, 1995                                       3

Condensed Consolidated Statements of Operations (unaudited)
  for the three and nine month periods ended September 30,
  1996 and 1995                                                            4

Condensed Consolidated Statements of Cash Flows (unaudited)
   for the nine month periods ended September 30, 1996 and 1995            5

Notes to Condensed Consolidated Financial Statements (unaudited)           6

                      SUNRIVER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                        September 30,       December 31,
                                                                                            1996               1995
                                                                                       ---------------   ---------------
                                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                                          $      821,506      $     448,237
    Trade accounts receivable (including $2,472,218 and $6,206,007 from related
         parties at September 30, 1996 and December 31, 1995, respectively), net           17,096,237         18,768,338
    Inventories                                                                            27,067,506         25,758,040
    Deferred income taxes                                                                   3,404,604          3,102,152
    Prepaid expenses and other current assets                                                 374,204          1,571,617
                                                                                       ---------------   ---------------
              Total current assets                                                         48,764,057         49,648,384
 Property and equipment, net                                                               12,478,208         12,114,000
 Goodwill, net                                                                              9,774,929         10,607,714
 Other assets                                                                               4,659,860          3,910,235
                                                                                       ---------------   ---------------
                                                                                       $   75,677,054       $ 76,280,333
                                                                                       ===============   ===============
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                       $   13,229,457        $ 8,000,000
   Current portion of long-term debt (including $168,559 due to a related
       party at December 31, 1995)                                                         15,443,975          6,630,531
   Accounts payable                                                                        11,207,296         14,506,202
   Accrued expenses                                                                         3,434,981          4,255,508
   Deferred revenue                                                                           335,120            826,844
                                                                                       ---------------   ---------------
           Total current liabilities                                                       43,650,829         34,219,085
Long-term liabilities:
   Long-term debt, less current maturities (including $8,000,000 of
       debt to a related party at September 30, 1996 and December 31, 1995)                 8,186,033         22,624,625
   Deferred income taxes                                                                    2,652,850          2,213,198
   Other                                                                                      810,234            831,775
                                                                                       ---------------   ---------------
          Total long-term liabilities                                                      11,649,117         25,669,598
                                                                                       ---------------   ---------------
               Total liabilities                                                           55,299,946         59,888,683
Commitments and contingencies
Mandatorily redeemable preferred stock of subsidiary                                        3,554,692          3,554,692
Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued                       -                  -
   Common stock, $0.01 par value, 60,000,000 shares authorized, 47,858,145 and
      45,550,214 shares issued at September 30, 1996 and December 31, 1995,
      respectively                                                                            478,581            455,502
   Additional paid-in capital                                                              30,275,846         23,769,379
   Deferred compensation                                                                    (701,600)                  -
   Amortization of deferred compensation                                                       73,083                  -
   Accumulated deficit                                                                   (13,303,494)       (11,387,923)
                                                                                      ----------------   ---------------
Total stockholders' equity                                                                 16,822,416         12,836,958
                                                                                      ----------------   ---------------
                                                                                       $   75,677,054       $ 76,280,333
                                                                                       ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                   SUNRIVER CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three and Nine Months Ended September 30, 1996 and 1995
                                (Unaudited)


                                                              Nine Months Ended                     Three Months Ended
                                                                September 30,                         September 30,
                                                     -----------------------------------  ---------------------------------
                                                          1996               1995                1996               1995
                                                     ----------------  -----------------  ----------------  ---------------
Sales (including sales to a related party of
   $15,250,000, $31,735,000, $4,110,000
    and $12,382,000, respectively)                    $101,595,043        $ 68,261,152      $   29,748,976     $ 23,408,289
 Cost of sales                                          78,274,379          49,121,709          22,087,113       17,502,774
                                                     ----------------  -----------------  ----------------  ---------------
           Gross margin                                 23,320,664          19,139,443           7,661,863        5,905,515
 Operating expenses:
    Sales and marketing                                  9,725,111           5,792,885           3,968,162        1,954,574
    General and administrative                           7,176,144           4,870,741           2,868,131        2,152,810
    Research and development                             5,373,082           4,952,235           1,412,336        1,690,957
                                                     ----------------  -----------------  ----------------  ---------------
           Total operating expenses                     22,274,337          15,615,861           8,248,629        5,798,341
                                                     ----------------  -----------------  ----------------  ---------------
                Operating income (loss)                  1,046,327           3,523,582           (586,766)          107,174
 Other (income)  expense:
    Interest                                             3,294,249             971,467           1,127,124          325,730
    Other                                                  203,730           (335,873)            (58,931)        (385,052)
                                                     ----------------  -----------------  ----------------  ---------------
           Total other (income)  expense                 3,497,979             635,594           1,068,193         (59,322)
                                                     ----------------  -----------------  ----------------  ---------------
 Income (loss) before income taxes and
     discontinued operations                           (2,451,652)           2,887,988         (1,654,959)          166,496
 Income tax (benefit) expense                            (908,600)           1,152,525           (615,218)           69,975
                                                      ----------------  -----------------  ----------------  --------------
 Income (loss) before discontinued operations          (1,543,052)           1,735,463         (1,039,741)           96,521
 Income from discontinued operations                             -           1,034,054                   -                -
                                                      ----------------  -----------------  ----------------  --------------
 Net income (loss)                                     (1,543,052)           2,769,517         (1,039,741)           96,521
 Dividend on preferred stock of subsidiary                 372,519                   -             124,173                -
 Accretion to preferred stock of subsidiary                      -             609,116                   -          210,143
                                                      ----------------  -----------------  ----------------  --------------
 Earnings (loss) available for common
      shareholders                                     (1,915,571)           21,160,401        (1,163,914)        (113,622)
                                                      ================  =================  ================  ================
      Weighted average common shares outstanding        46,703,292           41,989,433         47,598,134       43,424,391
                                                      ================  =================  ================  ================
 Earnings (loss) per common share before
      extraordinary items:
   Continuing operations                               $    (0.04)        $        0.03       $     (0.02)     $      0.00
 Discontinued operations                                      0.00                 0.02               0.00            0.00
                                                      ----------------  -----------------  ----------------  ----------------
 Earnings (loss) per common share                      $    (0.04)        $        0.05       $     (0.02)     $      0.00
                                                      ================  =================  ================  ================

    The accompanying notes are an integral part of these financial statements.

                      SUNRIVER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,

                                                                         1996                1995
                                                                  ------------------  -----------------
                                                                                (unaudited)
Cash flows from operating activities:

   Net income (loss)                                               $    (1,543,052)    $     2,769,517
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Income from discontinued operations                                         -        (1,034,054)
      Depreciation and amortization                                       2,919,237          2,204,611
      Amortization of deferred compensation                                  73,083                  -
      Deferred revenues                                                   (491,724)        (2,255,113)
      Provision for doubtful accounts                                     (276,191)            467,978
      Provision for excess and obsolete inventory                           992,857             47,099
      Estimated value of compensatory warrants                              160,800                  -
      Deferred taxes                                                       (27,309)                  -
      Loss on sale of assets                                                      -            112,170
   Changes in assets and liabilities:
      Trade accounts receivable                                           1,948,292        (6,696,520)
      Inventories                                                       (2,302,323)          (253,820)
      Other assets                                                           16,320          (846,634)
      Accounts payable and accrued expenses                             (3,872,604)            303,781
                                                                  ------------------  -----------------
            Net cash used in operating activities                       (2,402,614)        (5,180,985)
                                                                  ------------------  -----------------
Cash flows from investing activities:
   Purchase of TradeWave, net of cash acquired                                    -          (100,000)
   Capital expenditures                                                 (1,492,322)          (365,866)
                                                                  ------------------  -----------------
            Net cash used in investing activities                       (1,492,322)          (465,866)
                                                                  ------------------  -----------------
Cash flows from financing activities:
Proceeds from issuance of common stock                                    4,468,896            694,094
   Decrease in short-term debt, net                                        (30,000)                  -
   Proceeds from debt issuance                                            1,626,043          1,645,000
   Purchase of treasury stock                                           (1,305,000)                  -
   Net change in revolving loan payable                                   5,200,000          3,211,965
   Payment on long-term debt                                            (5,600,757)                  -
   Payments on capital leases                                              (90,977)                  -
                                                                  ------------------  -----------------
        Net cash provided by financing activities                         4,268,205          5,551,059
                                                                  ------------------  -----------------
Net increase (decrease) in cash and cash equivalents                        373,269           (95,792)
Cash and cash equivalents at beginning of period                            448,237            111,081
                                                                  ------------------  -----------------
Cash and cash equivalents at end of period                               $  821,506             15,289
                                                                  ==================  =================
Non-cash transactions:
   Accretion to preferred stock of subsidiary                            $        -         $  609,116
   Dividend on preferred stock of subsidiary                                372,519                  -
   Conversion of notes payable to common stock                            1,500,000            694,094
   Estimated value of compensatory warrants                                 114,825                  -
   Issuance of common stock for consulting services                         898,365                  -
   Deferred compensation                                                    701,600                  -

      The accompanying notes are an integral part of these financial statements.

                   SUNRIVER CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been reclassified to conform with current period presentation. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

BACKGROUND

SunRiver Corporation (the "Company") has two operating subsidiaries, Boundless Technologies, Inc., formerly SunRiver Data Systems, Inc. ("Boundless") and TradeWave Corporation ("TradeWave"). Boundless develops, manufactures and markets hardware, firmware and software for corporate computing environments including Windows, legacy, UNIX, Windows DOS, Java and Internet/Intranet applications. Boundless' strategy is to offer a complete family of products which include network computers and graphics, text and Internet terminals. TradeWave markets, licenses and supports a suite of software products and provides related services that enable a business to design, build and deploy comprehensive public-key security solutions for the conduct of enterprise-wide and business-to-business communications and transactions over TCP/IP-based networks, including the Internet and VANs, LANs and WANs.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                          September 30,       December 31,
                                             1996                1995
                                        ----------------     ----------------
Raw materials and purchased components  $   19,928,953        $  13,280,390
Finished goods                               6,404,587           11,901,819
Demonstration equipment                        361,167              222,130
Service parts                                  372,799              353,701
                                        ----------------     ----------------
                                        $   27,067,506        $  25,758,040
                                        ================     ================

FINANCINGS

The Company completed several offerings of securities under Regulation S of the Securities Act of 1933 during the first quarter of 1996 and received proceeds from the sale of stock and exercise of warrants and options during the second and third quarter of 1996 as described below:

In January 1996, the Company received gross proceeds of $1,000,000 by selling 594,243 shares of Common Stock for $1.68 per share. In connection with this offering, the Company issued warrants to financial advisors to purchase 50,000 shares of Common Stock at an exercise price of $2.69, valued at $77,000 and exercisable through January 3, 1999. $500,000 of the proceeds of this offering was used by TradeWave for working capital. The balance of the proceeds of this offering was used by the Company to repurchase 275,000 restricted shares of its Common Stock at $1.80 per share.

In January 1996, the Company received gross proceeds of $500,000 by selling convertible non-interest bearing notes which require the holders to convert the notes by March 10, 1997 into a maximum of 312,500 shares of Common Stock. In connection with this offering, the Company issued warrants to financial advisors to purchase 50,000 shares of Common Stock at an exercise price of $2.74 per share, valued at $85,000, exercisable through January 26, 1999. The proceeds of this offering were used by the Company to repurchase 273,333 restricted shares of its Common Stock at $1.80 per share. These notes have been converted into 254,826 shares of Common Stock.

In January 1996, the Company received gross proceeds of $1,000,000 by selling convertible non-interest bearing notes which require the holders to convert the notes by March 10, 1997 into a maximum of 625,000 shares of Common Stock. In connection with this offering, the Company issued warrants to financial advisors to purchase 100,000 shares of Common Stock at an exercise price of $2.69 per share, valued at $200,000, exercisable through February 7, 1999. A portion of the proceeds of this offering, $300,000, was used by the Company to repurchase 176,667 restricted shares of its Common Stock at $1.80 per share. These notes have been converted into 528,487 shares of Common Stock.

In the quarter ended June 30, 1996, warrants to purchase 404,307 shares of the Company's common stock were exercised at exercise prices from $1.50 to $3.87, yielding proceeds of $1,248,310, and options to purchase 470,653 shares of the Company's common stock were exercised at exercise prices from $1.35 to $2.56, yielding proceeds of $727,532. In accordance with the amended credit agreement with Chase (see "Liquidity and Capital Resources"), the Company used $600,642 to pay down the Chase term loan, and the remainder of the proceeds can be used by the Company to fund the working capital needs of TradeWave.

In the quarter ended September 30, 1996, options to purchase 93,287 shares of the Company's common stock were exercised at an exercise price of $1.35, yielding proceeds of $125,938. In accordance with the amended credit agreement with Chase (see "Liquidity and Capital Resources"), the Company used $100,750 ($22,078 of which was paid at September 30, 1996) to pay down the Chase term loan, and the remainder of the proceeds can be used by the Company to fund the working capital needs of TradeWave. Also in accordance with the Amended Credit Agreement with Chase (see "Liquidity and Capital Resources") the Company sold 250,000 shares of common stock in the public market yielding net proceeds of $907,053 (at prices ranging from $3.375 to $3.875) to fund the working capital needs of TradeWave. In accordance with Amendment No. 1 to the Asset Purchase Agreement between MCC and TradeWave, the note payment of $250,000 due May 31, 1996 was paid by delivering 60,000 shares valued at $5.00 per share in July 1996, which represented 120% of the amount due. Subsequently MCC notified the Company that the delivery of such shares did not satisfy the May 31, 1996 payment obligation to MCC. The Company is disputing the claim.

A Registration Statement on Form S-1 filed with the Securities and
Exchange Commission was effective on July 8, 1996. The Company registered for sale up to 2,500,000 shares of newly issued common stock and selling stockholders registered for sale up to 11,944,210 shares of existing common stock. As of the date of this Form 10-Q, the Company has sold 392,000 of the 2,500,000 newly registered shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Through acquisition of technology and product lines and new product development, the Company is seeking to become a leader in providing computing access solutions in network-centric environments. In this regard, the acquisition of TradeWave in April of 1995, the formation of the GAI partnership in May of 1995, the acquisition of the VT and Dorio product line from Digital Equipment Corporation ("Digital") in October of 1995 and development efforts focusing on the network computing market are the major factors that have caused the fluctuations in revenue and expenses when comparing 1996 to 1995.

The Company's hardware products, manufactured and marketed by Boundless, consist of graphics and text terminals in two categories. Data Systems Group products are text terminals used primarily for data entry and point of sale applications. The ADDS, VT and Dorio products are in this category. Network Computer Group products are high resolution, high performance, graphical, desktop workstations and network computers for use in network-centric environments, and are capable of accessing and displaying information from multiple host computers and multiple applications. The Company's latest product introduced in the third quarter, a part of this category, is a family of network computers which offer customers easy and cost-effective access to current and emerging computing environments, including the Windows, legacy, UNIX, DOS, Java and Internet/Intranet applications.
The numbers and percentages contained in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations are approximate.

THIRD QUARTER OF 1996 COMPARED WITH THIRD QUARTER OF 1995

Revenue - Revenue for the three months ended September 30, 1996 were
-------
$29,700,000, as compared to $23,400,000 for the three months ended September 30, 1995. The major components of the change are discussed below.

Sales of the Company's Data Systems Group for the three months ended September 30, 1996 increased $13,600,000, to $23,100,000. Sales of VT and Dorio products increased $14,600,000. Sales of the Company's legacy text terminals decreased $1,000,000 in the three months ending September 30, 1996 to $8,500,000. This change consists of a $1,500,000 drop in sales to NCR due to the disruption caused by the break-up of AT&T and a $1,300,000 drop due to decreased channel activity in IBM product sales, offset by a $1,800,000 increase in sales to smaller distributors and value added resellers previously customers of NCR.

Sales of the Company's Network Computer Group for the three months ended September 30, 1996 decreased $7,500,000, to $1,800,000. This decline was anticipated and relates to the completion, during the first quarter of 1996, of specific projects undertaken by NCR. The Company has, however, recently booked orders valued at $5,400,000 to expand the original projects. Delivery of the product is expected to occur during the fourth quarter of 1996 and the first quarter of 1997.

TradeWave revenue for the three months ended September 30, 1996 increased $500,000, to $700,000. TradeWave's revenue is shifting from its subcontracting work under a contract with the U.S. Department of Defense, which expires in the last quarter of 1996, to sales of its VPI suite of products. TradeWave is transitioning from a research and development company to a commercial enterprise, and accordingly is deploying its resources to support those products as they emerge.

Gross margin - Gross margin for the three months ended September 30, 1996
------------
was $7,700,000, 25.8% of revenue, as compared to $5,900,000, 25.2% of revenue, for the three months ended September 30, 1995. The increase is primarily due to product mix. In the Data Systems Group, gross margins increased 1.1% to 23.5% for the three months ending September 30, 1996 due to product mix. The Network Computer Group had a gross margin of 12% in the third quarter of 1996 as compared to 21.2% in the third quarter 1995. The low gross margin for the Network Computer Group was expected, as the Company incurred production start-up costs for its new network computer line. As production of this new product proceeds, the Company expects cost reduction measures will be successful.

Sales and marketing - Sales and marketing expenses in the three months
-------------------
ended September 30, 1996 increased $2,000,000, to $4,000,000, 13.3% of revenue. The change was due to increased spending at TradeWave, and increases in marketing and public relations activities at Boundless to develop channel partners, launch the network computer product, expand market presence and create recognition of its new name.

General and administrative - General and administrative expenses in the
--------------------------
three months ended September 30, 1996 increased $700,000, to $2,900,000, 9.6% of revenue. The increase stems from TradeWave's transition from a development company to a commercial enterprise and parent company overhead. Resources formerly devoted to product development have been focused on supporting the recently introduced VPI suite of products.

Research and development - Research and development expenses in the three
------------------------
months ended September 30, 1996 decreased $300,000, to $1,400,000, 4.7% of revenue. The decrease is primarily a result of TradeWave's transition from a development company to a commercial enterprise. Resources formerly devoted to product development have been focused on supporting the recently introduced VPI suite of products.

Other expense - Interest expense (net of interest income) for the three
-------------
months ended September 30, 1996 increased $800,000 to $1,100,000, 3.8% of revenue. The increase is attributable to the Digital Acquisition, financed in part by the Company through borrowing from The Chase Manhattan Bank N.A., agent for the banking group ("Chase") (the "Chase Credit Line"), (See "-Liquidity and Capital Resources").

Income tax expense - Income taxes are provided in accordance with the
------------------
liability method of accounting for income taxes pursuant to the Financial Accounting Standards Board Statement No. 109. For the three months ended September 30, 1996, the effective tax rate was 37%, compared to 42% for the same period in 1995.

Net income - For the three months ended September 30, 1996, the net loss
----------
was $1,000,000, compared to net income of $100,000 for the same period in 1995. Operating income decreased from $100,000 for the three months ended September 30, 1995 to an operating loss of $600,000 for the same period in 1996. The operating loss for the three months ended September 30, 1996 is made up of income at Boundless of $1,400,000 (compared to $1,000,000 in the same period in 1995) offset by a loss at TradeWave of $1,600,000 and overhead unallocated corporate expenses of $400,000 at the parent Company.

Earnings available for common shareholders - Earnings available for common
------------------------------------------
shareholders declined from a loss of $100,000 for the three months ended September 30, 1995, to a loss of $1,200,000 or $(0.02) per share for the three months ended September 30, 1996. Earnings available for common shareholders is net income less accretion to or dividends on mandatorily redeemable preferred stock from net income.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenue - Revenue for the nine months ended September 30, 1996 was
-------
$101,600,000, as compared to $68,300,000 for the nine months ended September 30, 1995. The major components of the change are discussed below.

Sales of the Company's Data Systems Group for the nine months ended September 30, 1996 increased $52,100,000 to $80,600,000. The main contributor to the increase was sales of the VT and Dorio products acquired in 1995.

Sales of the Company's Network Computer Group for the nine months ended September 30, 1996 decreased $14,100,000, to $7,300,000. This decline was anticipated and relates to the completion, during the first quarter of 1996, of specific projects undertaken by NCR. The Company has, however, recently booked orders valued at $5,400,000 to expand the original projects. Delivery of the product is expected to occur during the fourth quarter of 1996 and the first quarter of 1997.

TradeWave revenue for the nine months ended September 30, 1996 increased $900,000, to $1,900,000, when compared to the period from April 1, 1995 (inception) to September 30, 1995. TradeWave's revenue is shifting from its subcontracting work under a contract with the U.S. Department of Defense which expires in the last quarter of 1996, to sales of its VPI suite of products. TradeWave is transitioning from a research and development company to a commercial enterprise, and accordingly is deploying its resources to support those products as they emerge.

The Company's most significant customers for the nine months ended September 30, 1996 were NCR and Digital, accounting for 13% and 12.9%, respectively, of the Company's sales for the period.

Gross margin - Gross margin for the nine months ended September 30, 1996
------------
was $23,300,000, 23% of revenue, as compared to gross margin for the nine months ended September 30, 1995 of $19,100,000, 28% of revenue. As previously disclosed, the shift in revenue mix to the Company's lower margin Data Systems Group products has resulted in a decline of gross margin. The Data Systems Group products comprised 79% of revenue at 20.8% gross margin for the nine months ending September 30, 1996, compared to 42% of revenue at a 23.1% gross margin for the nine months ending September 30, 1995. The lower gross margin for the Data Systems Group product line for the first nine months of 1996 is attributable to costs associated with the absorption of the VT and Dorio products, including higher shipping costs than planned, increases in excess and obsolete inventory reserves, warehousing costs for Europe, warranty costs and premiums paid to Digital for manufacture of these products while the Company was preparing to manufacture them. The Company has offset a portion of these costs by more fully utilizing its production capacity, increasing its ability to take advantage of volume purchase discounts and expanding its distribution network and global reach. The Company expects gross margins to fluctuate as several varying factors impact overall gross margins including sales volume, shifts in product mix, pricing strategies, absorption of manufacturing costs and new product introductions.

Sales and marketing - Sales and marketing expenses for the nine months
-------------------
ended September 30, 1996 increased $3,900,000, to $9,700,000, 9.6% of revenue. As previously discussed this increase is due to increased spending at TradeWave, and increases in marketing and public relations activities at Boundless to develop channel partners, launch the network computer product, expand market presence and create recognition for its new name.

General and administrative - General and administrative expenses for the
--------------------------
nine months ended September 30, 1996 increased $2,300,000, to $7,200,000, 7.1% of revenue. The increase stems primarily from expenses associated with TradeWave as well as amortization of goodwill associated with the Company's acquisition of the VT and Dorio products and parent company overhead.

Research and development - Research and development for the nine months
------------------------
ended September 30, 1996 increased $400,000, to $5,400,000, 5.3% of revenue. Expenses at Boundless decreased $500,000, while TradeWave's expense increased $900,000. Research and development efforts are being expended on a line of network and Internet access computers introduced by Boundless and software products and services that enable businesses to design, build and deploy comprehensive public-key security solutions for the conduct of enterprise-wide and business-to-business communications and transactions over TCP/IP-based networks, including the Internet, VANs, LANs and WANs.

Other expense - Interest expense (net of interest income) for the nine
-------------
months ended September 30, 1996 increased $2,300,000, to $3,300,000, 3.2%
of revenue. The increase is attributable to the Digital Acquisition, financed in part by the Company through borrowing from Chase (See "- Liquidity and Capital Resources").

Income tax expense - Income taxes are provided in accordance with the
------------------
liability method of accounting for income taxes pursuant to the Financial Accounting Standards Board Statement No. 109. For the nine months ended September 30, 1996, the effective tax rate was 37%, compared to 40% for the same period in 1995.

Net income - For the nine months ended September 30, 1996, net loss was
----------
$1,500,000, compared to net income of $2,800,000 for the same period in 1995. Operating income decreased from $3,500,000 for the nine months ended September 30, 1995 to $1,000,000 for 1996. The operating income for the nine months ended September 30,1996 is made up of income at Boundless of $5,700,000 (compared to $4,500,000 in the same period in 1995) offset by a loss at TradeWave of $3,800,000 and overhead of $900,000 at the parent Company.

Earnings available for common shareholders - Earnings available for common
------------------------------------------
shareholders declined from a profit of $2,200,000, $0.05 per share, for the nine months ended September 30, 1995, to a loss of $1,900,000, $(0.04) per share, for the nine months ended September 30, 1996. Earnings available for common shareholders was calculated by deducting accretion to or dividends on mandatorily redeemable preferred stock from net income.

The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of components in products sold by the Company to decline.

The reader is advised to consider the following brief summary of certain risk factors affecting the Company and TradeWave. These and other risk factors are more fully discussed in the Company's Prospectus dated July 8, 1996, which will be updated in the near future. The computer industry is characterized by a rapid rate of product improvement, technological change and product obsolescence. As a result of recent acquisitions, the Company currently dependent upon the ability of display terminals to compete, in terms of price and performance, with personal computers in the client/server environment. The terminal market continues to decline and margins are eroding. The Company's introduction of one of the first network computers, low cost computers with no data storage capacity and limited computing power, is a part of its strategy to provide a lower cost alternative to personal computers. However, there can be no assurance that the terminal/network computer strategy will be successful, or that competitors with greater resources and/or superior products will not adversely affect the success of the Company's strategy. TradeWave is emerging from the development phase and recently launched its initial product, Internet security software. TradeWave is dependent upon, among other factors, the success of its first product, its ability to develop and introduce new products and its ability to compete in the highly competitive software market.

LIQUIDITY AND CAPITAL RESOURCES

From time to time the Company has requested and received waivers from Chase with respect to breaches of covenants under the Chase Credit Line.
Discussions are ongoing with Chase with respect to waivers of breaches of several covenants. As a result of the breaches by the Company of the covenants, the Company is in technical default of the Chase Credit Line.
There can be no assurance that the Company will be successful in obtaining these waivers. Until such time as the necessary waivers are received, the total amount due to Chase is, and will be, classified as current debt on the Balance Sheet. The Company has been informed that additional money may, or may not, at the discretion of the banks, be advanced until these issues are resolved. The banks have reserved their right to exercise any of their rights and remedies at any time with respect to such defaults. Efforts are underway to obtain other financing on more favorable terms to pay the amounts due to Chase. There can be no assurance that these efforts will be successful.

The Chase Credit Line consists of a $20,000,000 revolving line of credit ("Revolving Loan") and a $20,000,000 term loan ("Term Loan"). Borrowing under the Revolving Loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. Up to $7,500,000 is available under the Revolving Loan for letters of credit. At December 31, 1995, the Company owed Chase $28,000,000, of which $8,000,000 was owed under the Revolving Loan and $20,000,000 was owed under the Term Loan. At September 30, 1996, the Company owed Chase $28,100,000, of which $13,200,000 was owed under the Revolving Loan and $14,900,000 was owed under the Term Loan. As of such date, the Company had $1,900,000 of availability remaining under the Revolving Loan. As a result of the borrowing-base formula, the credit available to the Company could be adversely restricted in the event the Company's sales decline.

Net cash deficit from operating activities during the nine months ended September 30, 1996 amounted to $2,400,000. This was primarily attributable to an increase of $2,300,000 in inventory and a decrease of $3,900,000 in accounts payable and accrued expenses offset by a decrease in accounts receivable of $1,900,000 and depreciation and amortization of $2,300,000. Net cash used in investing activities for the nine months ended September 30, 1996 was $1,500,000 and related to the acquisition of capital assets. Net cash provided from financing activities was $4,300,000 for the nine months ended September 30, 1996 and was composed primarily of $5,200,000 drawn on the Revolving Loan to finance the working capital needs of Boundless, $1,900,000 from the sale of stock, $1,200,000 from the exercise of warrants, $1,500,000 from the sale and conversion of convertible notes and $900,000 from the exercise of stock options, offset by payments on long-term debt of $5,600,000 and $1,300,000 for purchase of treasury stock which was immediately retired. Of the $2,000,000 proceeds received from the exercise of warrants and options, $700,000 is due to Chase per the Third Amendment to the Chase Credit Agreement dated July 9, 1996 and the remainder can be used for funding TradeWave's working capital needs.

To date, TradeWave has been financed primarily through loans made to TradeWave by the Company. As of September 30, 1996, the Company has advanced $4,400,000 to TradeWave as intercompany transfers. The September 30, 1996 payment in the amount of $250,000 due to MCC under the Research and Development Agreement was made on November 8, 1996. The Company is
disputing the claim.   The Company's ability to fund TradeWave's capital in
the future is substantially restricted by the terms of the Chase Credit Line, which, among other things, limits dividends and advances from Boundless and provides specified percentages (currently 80%) of the net proceeds received by the Company on the sale of its capital stock, must be used by the Company to prepay the Chase Term Loan. The Company received Chase's consent to the sale, by not later than December 31, 1996, of up to 833,333 shares of the Company's common stock to fund TradeWave's capital requirements. As of the date of this Form 10-Q, the Company has sold 392,000 shares at prices ranging from $3.25 to $3.875 per share. There can be no assurance that the company will be able to obtain Chase's consent to provide additional funding to TradeWave beyond the limits imposed by the Chase Credit Line or that it will be possible to sell the balance of the allowed shares by December 31, 1996.

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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Item 5 language to come from Joe Alperin

CHANGES IN MANAGEMENT AND THE BOARD OF DIRECTORS

Effective November 7, 1996, Leonard N. Mackenzie was elected Chairman of the Board of Directors and Acting President and Chief Executive Officer of the Company and Gary E. Wood was elected a director of the Company. Biographical information regarding each of the three current members of the Company's Board is set forth below.

Mr. Mackenzie, age 59, has been since 1980 a Board member and was, from 1980 to 1992, Chairman, President and Chief Executive Officer of General Automation, Inc., a provider of computer system services, products and components. He co-founded in 1987, and has been a director since 1987 of, U.S. Gas Transportation, Inc., a privately-held natural gas asset management company. Mr. Mackenzie also co-founded in 1993, and has been a director of, Vinyard Engine
Systems, Inc., a privately-held developer of conversion technology for alternative fuels.

Mr. Wood, age 52, has been serving since January 1, 1996 as President of Texas Taxpayers and Research Association Research Foundation, a 500 member business sponsored organization that researches state fiscal policy. From April 1988 to December 1995, he served as President of Texas Research League.

Daniel Matheson, age 47, was appointed to the Company's Board in August 1996. Since May 1993, he has been Executive Vice President and General Counsel of Network System, Inc., a privately-held telecommunications company and Chairman of the Board of The Capital Network, Inc., a not-for-profit economic development agency. In addition, Mr. Matheson is counsel to Locke Purnell Rain Harrell P.C. in Austin, Texas and has worked in the general banking, corporate, securities and state government (legislative and regulatory) areas for more than 20 years.

In addition, Stephen Maysonave was appointed as an advisor to the Company's Board. On September 17, 1996, Mr. Maysonave became the voting trustee of a majority of the outstanding shares of Series B Preferred Stock of SunRiver Group, Inc. ("SunRiver Group"), the beneficial holder of a majority of the outstanding shares of the Company's common stock. For additional information, reference is made to Mr. Maysonave's Schedule 13D, dated September 26, 1996. Amendment No. 3 to the Schedule 13D of SunRiver Group filed October 30, 1996 disclosed that changes in management at the Company had been requested by SunRiver Group and the existence of a one-year financial advisory agreement between SunRiver Group and Mr. William Moore, expiring October 31, 1997.

Effective November 1, 1996, the persons listed below (collectively, the "Resigners") resigned from all management and Board positions which they had with the Company and/or its subsidiaries. The resignations had been requested by SunRiver Group.

Gerald Youngblood: Chairman of the Board and President of the Company and a member of the Boards of Boundless and TradeWave;

Roger Hughes: Vice President-Finance and Chief Financial Officer of the Company, Boundless and TradeWave;

John Osborne: a member of the Board and Vice President of Sales, Marketing and Service of the Company, President and Chief Executive Officer of Boundless and a member of the Board of TradeWave;

Roy Smith:  Vice Chairman of the Board of TradeWave;

Ron Brittian: a member of the Board of the Company and Chairman of the Board of TradeWave; and

Sam Smith:  a member of the Boards of the Company and TradeWave.

In connection with the Resigners' resignations, the Company, Boundless and TradeWave (collectively, the "Employer") jointly entered into with each of Messrs. Youngblood, Hughes, Osborne and Roy Smith (each, an "Employee Resigner") a Separation Agreement and General Release and with each of Messrs. Brittian and Sam Smith a General Release Agreement (these six agreements are collectively referred to as the "Separation and Release Agreements"). The terms of the Separation and Release Agreements are briefly summarized below.

The Employer agreed to continue to pay each Employee Resigner's salary while he performs consulting services for the Employer until April 30, 1997, unless such services are terminated earlier by either the Employer or Resigner, and to pay, as a severance payment, one-years' salary in twelve monthly installments beginning after the consulting period ends. The severance payments are in the following aggregate amounts: Gerald Youngblood, $200,000; Roger Hughes, $180,000; John Osborne, $190,000; and Roy Smith, $150,000.

Each Resigner's previously granted options to purchase common stock of the Company and TradeWave became fully and immediately vested and exercisable for three years, subject to each Resigner's agreement not to sell 50% of his option shares until May 1, 1997. The amount and exercise prices of these options are:

Gerald Youngblood: to purchase 450,000 shares of the Company's common stock at exercise prices of $1.35 per share as to 300,000 shares and $2.56 per share as to 150,000 shares; to purchase 25,000 shares of TradeWave common stock at an exercise price of $1.00 per share.

Roger Hughes: to purchase 250,000 shares of the Company's common stock at an exercise price of $2.13 per share; to purchase 50,000 shares of TradeWave common stock at an exercise price of $1.00 per share.

John Osborne: to purchase 200,000 shares of the Company's common stock at an exercise price of $2.13 per share; to purchase 50,000 shares of TradeWave common stock at an exercise price of $1.00 per share.

Roy Smith: to purchase 14,510 shares of the Company's common stock at an exercise price of $2.82 per share; to purchase 120,000 shares of TradeWave common stock at exercise prices of $0.20 per share as to 60,000 shares and $1.00 per share as to 60,000 shares.

Ron Brittian: to purchase 75,000 shares of the Company's common stock at an exercise price of $2.13 per share.

Sam Smith: to purchase 75,000 shares of the Company's common stock at an exercise price of $1.35 per share.

The Employer also agreed to maintain for six years director and officer liability insurance covering each Employee Resigner, provided full releases to each Resigner and agreed to indemnify each Resigner pursuant to pre-existing indemnification agreements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

Exhibit 10(a): Form of Separation Agreement and General Release, dated as of November 1, 1996, entered into by SunRiver Corporation, Boundless Technologies, Inc. and TradeWave Corporation with Gerald Youngblood, Roger Hughes, John Osborne and Roy Smith.

Exhibit 10(b): Form of General Release Agreement, dated as of November 1, 1996, entered into by SunRiver Corporation, Boundless
          Technologies, Inc. and TradeWave Corporation with Ron Brittian and Sam Smith.

Exhibit 10(c): Form of Employment Agreement, dated as of October 11, 1996, entered into by SunRiver Corporation with Gerald Youngblood, Roger Hughes and John Osborne.

Exhibit 10(d): Form of Indemnification Agreement, dated September 3, 1996, except for Roy Smith's agreement which is dated September 18, 1996, entered into by SunRiver Corporation with Gerald Youngblood, Roger Hughes, John Osborne, Ron Brittian and Sam Smith and by TradeWave Corporation with Gerald Youngblood, Roger Hughes, John Osborne, Roy Smith, Ron Brittian and Sam Smith.

Exhibit 11:    Computation of Per Share Earnings

Exhibit 27:    Financial Data Schedule for the quarter ended September 30, 1996

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 1996

SunRiver Corporation


By:  /s/ Leonard Mackenzie
   _________________________________________
   Leonard Mackenzie
   President and Chief Executive Officer

By:  /s/ Wayne Schroeder
   _________________________________________
   Wayne Schroeder
   Chief Accounting Officer