Form 10-Q/A
period 1996-09-30
SUNRIVER CORP
filed 1996-11-22
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 1O-Q/A


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


  	Note: This Form 10-Q/A corrects a typographical error in the "Nine months ended September 30, 1995-Earnings (loss) available for common shareholders-Statements of Operations" and modifies the last paragraph under "Notes to Condensed Consolidated Financial Statements," the paragraph immediately preceding "Liquidity and Capital Resources" and the last paragraph under "Liquidity and Capital Resources." No changes are reported herein with respect to SunRiver Corporation's Condensed Consolidated Financial Statements for the quarter or nine months ended September 30, 1996.

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


                                                              Nine Months Ended                     Three Months Ended
                                                                September 30,                         September 30,
                                                     -----------------------------------  ---------------------------------
                                                          1996               1995                1996               1995
                                                     ----------------  -----------------  ----------------  ---------------
Sales (including sales to a related party of
   $15,250,000, $31,735,000, $4,110,000
    and $12,382,000, respectively)                    $101,595,043        $ 68,261,152      $   29,748,976     $ 23,408,289
 Cost of sales                                          78,274,379          49,121,709          22,087,113       17,502,774
                                                     ----------------  -----------------  ----------------  ---------------
           Gross margin                                 23,320,664          19,139,443           7,661,863        5,905,515
 Operating expenses:
    Sales and marketing                                  9,725,111           5,792,885           3,968,162        1,954,574
    General and administrative                           7,176,144           4,870,741           2,868,131        2,152,810
    Research and development                             5,373,082           4,952,235           1,412,336        1,690,957
                                                     ----------------  -----------------  ----------------  ---------------
           Total operating expenses                     22,274,337          15,615,861           8,248,629        5,798,341
                                                     ----------------  -----------------  ----------------  ---------------
                Operating income (loss)                  1,046,327           3,523,582           (586,766)          107,174
 Other (income)  expense:
    Interest                                             3,294,249             971,467           1,127,124          325,730
    Other                                                  203,730           (335,873)            (58,931)        (385,052)
                                                     ----------------  -----------------  ----------------  ---------------
           Total other (income)  expense                 3,497,979             635,594           1,068,193         (59,322)
                                                     ----------------  -----------------  ----------------  ---------------
 Income (loss) before income taxes and
     discontinued operations                           (2,451,652)           2,887,988         (1,654,959)          166,496
 Income tax (benefit) expense                            (908,600)           1,152,525           (615,218)           69,975
                                                      ----------------  -----------------  ----------------  --------------
 Income (loss) before discontinued operations          (1,543,052)           1,735,463         (1,039,741)           96,521
 Income from discontinued operations                             -           1,034,054                   -                -
                                                      ----------------  -----------------  ----------------  --------------
 Net income (loss)                                     (1,543,052)           2,769,517         (1,039,741)           96,521
 Dividend on preferred stock of subsidiary                 372,519                   -             124,173                -
 Accretion to preferred stock of subsidiary                      -             609,116                   -          210,143
                                                      ----------------  -----------------  ----------------  --------------
 Earnings (loss) available for common
      shareholders                                     (1,915,571)            2,160,401        (1,163,914)        (113,622)
                                                      ================  =================  ================  ================
      Weighted average common shares outstanding        46,703,292           41,989,433         47,598,134       43,424,391
                                                      ================  =================  ================  ================
 Earnings (loss) per common share before
      extraordinary items:
   Continuing operations                               $    (0.04)        $        0.03       $     (0.02)     $      0.00
 Discontinued operations                                      0.00                 0.02               0.00            0.00
                                                      ----------------  -----------------  ----------------  ----------------
 Earnings (loss) per common share                      $    (0.04)        $        0.05       $     (0.02)     $      0.00
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

BACKGROUND

SunRiver Corporation (the "Company") has two operating subsidiaries, Boundless Technologies, Inc., formerly SunRiver Data Systems, Inc. ("Boundless") and TradeWave Corporation ("TradeWave"). Boundless develops, manufactures and markets hardware, firmware and software for corporate computing environments including Windows, legacy, UNIX, DOS, Java and Internet/Intranet applications. Boundless' strategy is to offer a complete family of products which include network computers and graphics, text and Internet terminals. TradeWave markets, licenses and supports a suite of software products and provides related services that enable a business to design, build and deploy comprehensive public-key security solutions for the conduct of enterprise-wide and business-to-business communications and transactions over TCP/IP-based networks, including the Internet and VANs, LANs and WANs.

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


A Registration Statement on Form S-1 filed with the Securities and
Exchange Commission was effective on July 8, 1996. The Company registered for sale up to 2,500,000 shares of newly issued common stock and selling stockholders registered for sale up to 11,944,210 shares of existing common stock. Of the 2,500,000 newly registered shares, the Company has sold 392,000 shares and has delivered an additional 60,000 shares and 168,651 shares to MCC and NCR Corporation, respectively, in payment of obligations.

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

Gross margin - Gross margin for the three months ended September 30, 1996
------------
was $7,700,000, 25.8% of revenue, as compared to $5,900,000, 25.2% of revenue, for the three months ended September 30, 1995. The increase is primarily due to product mix. In the Data Systems Group, gross margin increased 1.1% to 23.5% for the three months ending September 30, 1996 due to product mix. The Network Computer Group had a gross margin of 12% in the third quarter of 1996 as compared to 21.2% in the third quarter 1995. The low gross margin for the Network Computer Group was expected, as the Company incurred production start-up costs for its new network computer line. As production of this new product proceeds, the Company expects cost reduction measures will be successful.

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

Net income - For the three months ended September 30, 1996, the net loss
----------
was $1,000,000, compared to net income of $100,000 for the same period in 1995. Operating income decreased from $100,000 for the three months ended September 30, 1995 to an operating loss of $600,000 for the same period in 1996. The operating loss for the three months ended September 30, 1996 is made up of income at Boundless of $1,400,000 (compared to $1,000,000 in the same period in 1995) offset by a loss at TradeWave of $1,600,000 and unallocated corporate expenses of $400,000 at the parent Company.

Earnings available for common shareholders - Earnings available for common
------------------------------------------
shareholders declined from a loss of $100,000 for the three months ended September 30, 1995, to a loss of $1,200,000 or $(0.02) per share for the three months ended September 30, 1996. Earnings available for common shareholders is net income less accretion to or dividends on mandatorily redeemable preferred stock.

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

Gross margin - Gross margin for the nine months ended September 30, 1996
------------
was $23,300,000, 23% of revenue, as compared to gross margin for the nine months ended September 30, 1995 of $19,100,000, 28% of revenue. As previously disclosed, the shift in revenue mix to the Company's lower margin Data Systems Group products has resulted in a decline of gross margin. The Data Systems Group products comprised 79% of revenue at 20.8% gross margin for the nine months ending September 30, 1996, compared to 42% of revenue at a 23.1% gross margin for the nine months ending September 30, 1995. The lower gross margin for the Data Systems Group product line for the first nine months of 1996 is attributable to costs associated with the absorption of the VT and Dorio products, including higher shipping costs than planned, increases in excess and obsolete inventory reserves, warehousing costs for Europe, warranty costs and premiums paid to Digital for manufacture of these products while the Company was preparing to manufacture them. The Company has offset a portion of these costs by more fully utilizing its production capacity, increasing its ability to take advantage of volume purchase discounts and expanding its distribution network and global reach. The Company expects gross margin to fluctuate as several varying factors impact overall gross margin including sales volume, shifts in product mix, pricing strategies, absorption of manufacturing costs and new product introductions.

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


The reader is advised to consider the following brief summary of certain risk factors affecting the Company and TradeWave. The computer industry is characterized by a rapid rate of product improvement, technological change and product obsolescence. As a result of recent acquisitions, the Company is currently dependent upon the ability of display terminals to compete, in terms of price and performance, with personal computers in the client/server environment. The terminal market continues to decline and margins are eroding. The Company's introduction of one of the first network computers, low cost computers with no data storage capacity and limited computing power, is a part of its strategy to provide a lower cost alternative to personal computers. However, there can be no assurance that the terminal/network computer strategy will be successful, or that competitors with greater resources and/or superior products will not adversely affect the success of the Company's strategy. TradeWave is emerging from the development phase and recently launched its initial product, Internet security software. TradeWave is dependent upon, among other factors, the success of its first product, its ability to develop and introduce new products and its ability to compete in the highly competitive software market. In addition, the reader is advised to consider risk factors relating to the Company's breaches of covenants under the Chase Credit Line (see "Liquidity and Capital Resources"), certain allegations by MCC (see "Notes to Condensed Consolidated Financial Statements - Financings") and the changes in the Company's management (see "Item 5. Other Information"). Furthermore, a private placement of TradeWave common stock on the terms described in the Company's Prospective, dated July 8, 1996 will not be completed and a registration statement with respect to an initial public offering of TradeWave common stock will not be filed in 1996.

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


To date, TradeWave has been financed primarily through loans made to TradeWave by the Company. As of September 30, 1996, the Company has advanced $4,400,000 to TradeWave as intercompany transfers. The September 30, 1996 payment in the amount of $250,000 due to MCC under the Research and Development Agreement was made in November 1996. The Company's ability to fund TradeWave's capital in the future is substantially restricted by the terms of the Chase Credit Line, which, among other things, limits dividends and advances from Boundless and provides that specified percentages (currently 80%) of the net proceeds received by the Company on the sale of its capital stock must be used by the Company to prepay the Chase Term Loan. The Company received Chase's consent to the sale, by not later than December 31, 1996, of up to 833,333 shares of the Company's common stock to fund TradeWave's capital requirements. As of the date of this Form 10-Q, the Company has sold 392,000 out of such 833,333 shares at prices ranging from $3.25 to $3.875 per share. There can be no assurance that the company will be able to obtain Chase's consent to provide additional funding to TradeWave beyond the limits imposed by the Chase Credit Line or that it will be possible to sell the balance of the allowed shares by December 31, 1996.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS


All of the following exhibits were filed with the Form 10-Q for the quarter ended 9/30/96 amended by this Form 10-Q/A:


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

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 21, 1996

SunRiver Corporation


By:  /s/ Leonard Mackenzie
   _________________________________________
   Leonard Mackenzie
   President and Chief Executive Officer

By:  /s/ Wayne Schroeder
   _________________________________________
   Wayne Schroeder
   Chief Accounting Officer