Form 10-K
period 1996-12-31
SUNRIVER CORP
filed 1997-03-31
CIK 837472

________________________________________________________________________________
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1996

                         Commission File Number 0-17977

                              SUNRIVER CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 13-3469637
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    Echelon IV, Suite 200,
 9430 Research Blvd, Austin, TX                          78759-6543
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (512) 349-5800

           Securities registered pursuant to Section 12(b) of the Act
                                      None

           Securities registered pursuant to Section 12(g) of the Act
                          Common Stock, $.01 par value
                                (Title of Class)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                 Form 10-K. [X]

             The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on March 21, 1997, is $24,637,588.

     As of March 21, 1997, the registrant had 49,631,398 shares of Common Stock, $.01 par value per share, outstanding.

________________________________________________________________________________

                                     PART I


ITEM 1.  BUSINESS
         --------

General

         SunRiver Corporation (the "Company") is engaged, through its subsidiary, Boundless Technologies, Inc. ("Boundless"), in designing and manufacturing computer terminals and network computers for business use. The Company's general strategy is to provide access to corporate computing environments, including mainframes, LANS, WANS, intranets and the Internet.

         The 1996 fiscal year has been a year of transition for the Company that culminated in senior management changes and internal restructuring programs designed to refocus the Company on its core business while achieving significant cost savings. These programs included a work force reduction at Boundless of approximately 130 (35%) of Boundless employees worldwide and resulted in a non-recurring charge of approximately $1.8 million. In addition, the Company decided to discontinue the operations of its subsidiary, TradeWave Corporation ("TradeWave"), which resulted in a charge of approximately $6.6 million. Since April 1995, TradeWave had been in the process of transitioning from a research and development enterprise to a commercial provider of software for secure business communications over TCP-IP-based networks. TradeWave had been consuming substantial amounts of the Company's cash resources and was materially adversely affecting the Company's profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         Also during 1996, the Company introduced a network computer product line ("Network Computers") aimed at businesses desiring to replace terminals and older networked personal computers ("PCs") with a lower-cost alternative to PCs that will have the advantages of terminals and the functionality and performance that businesses generally expect from PCs.

         Boundless principally designs, assembles, sells and supports (i) desktop computer display terminals, which generally do not have graphics capabilities, although some have limited graphics capabilities ("General Display Terminals"); (ii) Network Computers; and (iii) other terminal products that are used in multi-user, personal computer and mini-computer-based environments ("MultiConsole Terminals"). The Company receives a royalty from a partnership (the "GAI Partnership") formed by Boundless and General Automation, Inc. ("GAI") and managed by GAI. The GAI Partnership designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GAI's versions of a data-based system licensed from Pick Systems ("Pick").

         The  Company  entered  into  the  General  Display  Terminal  and  high resolution, high performance desktop graphics display terminals ("Network Graphics Displays") businesses in December 1994 when the Company purchased Applied Digital Data Systems, Inc. ("ADDS") from NCR Corporation ("NCR"), formerly AT&T Global Information Solutions Company (the "Boundless Acquisition"). ADDS changed its name to SunRiver Data Systems, Inc. and, in 1996, to Boundless Technologies, Inc. For more than 25 years, ADDS had been a supplier of general purpose desktop display terminals worldwide under either the customer's or ADDS(R) trademark. Simultaneously, with the Company's acquisition of ADDS, the Company acquired all of the assets and business of SunRiver Group, Inc. (the "SunRiver Group Acquisition"). Prior thereto, SunRiver Group, Inc. ("SunRiver Group") had been engaged, for more than nine years, in the development and manufacture of software and hardware for MultiConsole Terminals. SunRiver Group was a pioneer in the development of high-speed MultiConsole Terminals for open system, multi-user platforms.

         In October 1995, Boundless acquired assets relating to the General Display Terminal products of Digital Equipment Corporation ("Digital") sold under the VT(R) and Dorio(R) brands, excluding the VT 400 Series (the "Digital Acquisition"). As a result, based on 1994 published industry data, the Company believes that Boundless is the second largest manufacturer of General Display Terminals in the world with an installed user base of more than 5,000,000 units. As no manufacturing facilities were included in this acquisition, Boundless has transferred all production of the VT and Dorio product lines from Digital's facilities in the Far East to the Boundless' plant in Hauppauge, New York.

         Boundless offers standard and custom models of its General Display Terminals primarily to retail, financial, telecommunications and wholesale distribution businesses requiring them for data entry and point of sale activities. Standard and custom model Network Computers are being marketed by Boundless primarily to telecommunications, retail, financial, healthcare and transportation businesses with light processing requirements and the need to provide concurrent information to customers on a variety of topics, such as billing and current and historical product and service information. MultiConsole Terminals are typically used by small-to-medium-sized businesses, such as chain stores, requiring predominantly transaction-oriented applications. Sales of systems by the GAI Partnership are primarily to large distribution centers, retail establishments, manufacturers, local governments and data bases for credit and collection, which require management of large volumes of data.

         Reference is made to Notes 1, 3, 4, 5, 6, 10 and 19 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding acquisitions and dispositions by the Company since December 1994 and the GAI Partnership.

Risk Factors

         The following factors relating to the Company, its business and management should carefully be considered in evaluating the Company and its prospects.

         Debt Structure and Liquidity. The Company is highly leveraged. As of December 31, 1996, the Company had a negative tangible net worth of $703,000 and total liabilities of $57,168,000. The Company's cash requirements at December 31, 1996 included repayment of the remaining balance of $13,382,000, plus interest, of the original $20,000,000 term loan, under its bank credit line with The Chase Manhattan Bank, N.A. (the "Chase Credit Line"), in seven quarterly installments; repayment of a revolving loan, under the Chase Credit Line of $13,950,000, plus interest; payment of an $8,000,000 note (requiring quarterly interest payments) payable to NCR on January 31, 1999; payment of $3,554,692 to NCR if it exercises a put option at any time in 1999; and annual payments to NCR of $497,657 in cash or the Company's Common Stock. While the Company believes that cash generated from operations and available under the Chase Credit Line will be sufficient to pay its other obligations as they become due, in the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the Chase Credit Line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations. The Company's ability to obtain equity financing to reduce its debt and increase its stockholders' equity is adversely affected by such leverage and other risks described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Operating History. As a wholly-owned subsidiary of NCR, Boundless had net losses of $2,940,336, $9,709,549 and $3,288,634 in the years ended December 31, 1992 and 1993 and the period from January 1, 1994 to December 9, 1994. Prior to the Company's acquisition of the assets and business of SunRiver Group, SunRiver Group had net income of $302,057 for the year ended December 31, 1992, a net loss of $70,168 for the year ended December 31, 1993 and net income of $37,618 for the year ended December 31, 1994, inclusive of the results for ADDS for the period December 10 through December 31, 1994. The Company recorded nonrecurring charges of approximately $2,207,000 in the quarter ended December 31, 1995 relating to the acquisition of in-process technology by TradeWave and the refinancing of debt in connection with the acquisition of assets from Digital and non-recurring changes of approximately $8.4 million in the quarter ended December 31, 1996 relating to the restructuring of the Company and the discontinuance of TradeWave's operations. The Company believes that a comparison of the Company's operating results since December 9, 1994 to prior results of ADDS and SunRiver Group is not meaningful because of the substantial changes that have been effected by management of the Company since December 9, 1994, the date the Company acquired ADDS and the assets and business of SunRiver Group. However, it will be necessary for the Company to have a longer operating history as a basis for comparison and a meaningful evaluation of the Company's performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         Strategy. Approximately 80% of the Company's sales for the year ended December 31, 1996 were of General Display Terminals. The Company's strategy has been to increase its share of the General Display Terminals market. However, other manufacturers have been abandoning the General Display Terminals business, principally because of the erosion of gross margins and the market trend to newer technologies. The Company has been increasing its market share in order to increase its installed base of customers to which it can offer General Display Terminals or, for those desiring them, alternative products with enhanced features, such as Network Computers. The success of the Company's strategy depends on its ability to compete in the intensely competitive marketplace for its products. Initially, the success of this strategy is dependent on the success of the Company's Network Computers. There can be no assurance that the Company's strategy is valid. See "-Products and Services - Network Computers."

         Declining Gross Profit Margins; Competition. The business of the Company is intensely competitive and characterized by constant pricing pressure. The computer industry has experienced industry-wide declines in the average sales prices of computer hardware. As a result, there has been significant downward pressure on gross margin. Many of the Company's current and anticipated competitors are much larger companies with substantially greater technical, financial and other resources than the Company. The Company's ability to compete favorably is, in significant part, dependent upon its ability to control costs, react timely and appropriately to short and long term trends, including by developing and introducing new products that gain wide market acceptance, and competitively price its products. There is no assurance that the Company will be able to compete effectively. See "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Dependence Upon Major Customers. Digital and NCR were the Company's most significant customers in 1996, accounting for approximately 16% and 14%, respectively, of the Company's total revenue. While Digital is contractually committed to purchase 95% of its terminal requirements from the Company through October 23, 1999, it may terminate its agreement for cause without compensation to the Company. Although NCR is contractually committed to purchase 90% of its terminal requirements from the Company through December 9, 1999, it may under certain conditions cancel its agreement without compensation to the Company. The loss of Digital or NCR as a customer would have a material adverse effect on the Company's results of operations and liquidity. See "- Sales and Marketing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Dependence Upon Key Personnel. The Company's success will depend upon its key management, sales and technical personnel. The Company and Boundless do not have employment contracts with any of its employees. In addition, the Company believes that, to succeed in the future, it will be required to continue to attract, retain and motivate additional skilled executive and technical sales and engineering employees who are in short supply because of great demand throughout the industry for their services. The loss of any of its existing key personnel or the inability to attract and retain key employees in the future could have a material adverse effect on the Company. See "Directors and Executive Officers of the Registrant."

         New Products and Technological Change. The computer industry is characterized by a rapid rate of product improvement, technological change and product obsolescence. As a result, the Company's product lines are subject to short life cycles. While the Company is engaged in research and development of new products, no assurance can be given that the Company will be able to bring any new products to market to replace existing products rendered obsolete by technological change. The failure of the Company to market new products on a timely basis could materially and adversely affect the Company's business. Furthermore, inventory management is critical to decreasing the risk of being adversely affected by obsolescence and there is no assurance that the Company's inventory management and flexible manufacturing systems will adequately protect against this risk. The Company recorded nonrecurring charges of approximately $1,225,000 during the quarter ended December 31, 1995 when management recognized that the pricing practices of bundling browser software by TradeWave's Internet competitors had impaired the revenue potential of the in-process technology acquired by TradeWave. In addition, approximately $6.6 million was charged to operations during the quarter ended December 31, 1996, when the Company decided to discontinue TradeWave's business because the Company decided that the resources necessary to bring TradeWave's products to market should instead be allocated to the Company's core business conducted by Boundless.

Furthermore, Boundless established inventory reserves of approximately $2.2 million in the fourth quarter of 1996 because of obsolescence resulting from technological change.

         Dependence Upon Suppliers; Shortages of Subassemblies and Components. The Company purchases subassemblies and components for its products almost entirely from more than 40 domestic and Far East suppliers. Purchases from Advanced Scientific Corp. and Wong Electronics Corp., which manufacture plug-in logic boards in Taiwan and China, respectively, for the Company's General Display Terminals, accounted for approximately 22% and 13%, respectively, of the dollar amount of the Company's total purchases in 1996 of subassemblies and components. No other supplier accounted for 10% or more of such amount. While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, they are generally single-sourced so that the Company is able to take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead time could have a material adverse effect on its sales and results of operations.

         The Company has experienced shortages of supplies for components from time to time as a result of industry-wide shortages, which sometimes result in market price increases and allocated production runs. However, to date, such shortages have not had a material adverse affect on the Company's business.

         Research and Development. There has been substantial investment in research and development of the Company's existing products by SunRiver Group, Boundless and Digital. The Company will need to continue to introduce new products that match the price/performance levels of competitive products. The development of new products is inherently risky and expensive and the Company's working capital may not be sufficient to permit it to fund the research and development required. Furthermore, there can be no assurance that the Company will successfully develop new products or that any new products that are developed will be introduced in a timely manner and receive wide market acceptance. See "-Products and Services - Research and Development and Financial Statements and Pro Forma Information".

         Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including timing of new product introductions by the Company and its competitors; changes in the mix of products sold; availability and pricing of subassemblies and components from third parties; timing of orders; difficulty in maintaining margins; and changes in pricing policies by the Company, its competitors or suppliers. See "-Manufacturing - Suppliers," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         Control by SunRiver Group. SunRiver Group owns approximately 56.9% (approximately 49.4% on a fully diluted basis) of the outstanding shares of the Company's Common Stock (including 4,174,704 shares underlying warrants) and, accordingly, has the ability to elect all directors, authorize certain transactions that require stockholder approval and otherwise control Company policies, without concurrence of the Company's minority stockholders. SunRiver Group's control of the Company may have an adverse affect on the market price of the Common Stock due to the perception by existing or potential stockholders that influencing or changing the Company's management or policies would be difficult or the perception that public sales of significant amounts of Common Stock by SunRiver Group is likely. Such control could also make the possible takeover of the Company or the removal of Management more difficult, discourage hostile bids for control of the Company in which stockholders may receive premiums for their shares of Common Stock and otherwise adversely affect the market price of the Common Stock. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions" for information regarding a possible future change of control.

         Possibility of Volatility of Common Stock Price. There has been significant volatility in the market price of the Company's Common Stock, and of the securities of companies engaged in the businesses similar to the Company's business. Various factors and events may have a significant impact on the market price of the Common Stock including fluctuations in the prices of computer industry stocks, generally; announcements by the Company, its suppliers or its competitors concerning quarterly and year end results of operations; technological innovations or the introduction of new products; shortages or failure of components or subassemblies; and public concern about the economy, generally. See "Market for Registrant's Common Equity and Related Stockholder Matters."

          Forward-Looking Information May Prove Inaccurate. This Form 10-K contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," and "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

Products and Services

         General Display Terminals. The Company's General Display Terminals are ANSI/ASCII desktop terminals, which generally do not have graphics capabilities, although some have limited graphics capabilities. The Company offers standard and custom models, primarily for data entry and point of sale activities. General Display Terminals are sold by the Company under the Company's ADDS(R), Dorio(R) and VT(R) trademarks. The ADDS, Dorio and VT brands are complementary products, providing slightly different features to various user segments.

         In connection with the Boundless Acquisition, the Company entered into various agreements with NCR pursuant to which the Company will continue to supply at least 90% of NCR's terminal requirements (including network graphics display terminals), until December 1999. However, NCR can terminate such contracts, without compensation to the Company, under certain circumstances. Accordingly, there can be no assurance that the long-standing business relationship between Boundless and NCR will continue. In 1996, sales to NCR constituted approximately 14% of total revenues.

         In connection with the Digital Acquisition, Boundless and Digital entered into a Basic Order Agreement for Text Terminal Products and Parts (the "Digital Supply Agreement") whereby Digital agreed to purchase from Boundless at least 95% of Digital's worldwide requirements for General Display Terminals and related parts for a four-year period ending October 1999 and at least 80,000 General Display Terminals during the first year of such agreement. However, Digital can terminate the agreement for cause without compensation to the Company. Sales of General Display Terminals to Digital constituted approximately 16% of total General Display Terminal sales for 1996.

         The Company does not anticipate that sales to NCR or Digital will reach comparable levels in 1997. See "- "Marketing and Sales" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Network Computers. The Company's Network Computers have no applications storage, depend almost entirely on network servers for processing and are significantly smaller than a general purpose PC. They use Intel and Intel-compatible processors. They are designed to offer customers simple, easy and cost-effective access to current and emerging computing environments that include Windows NT, UNIX and Java applications, corporate intranets and the Internet. Since August 1996, the Company has introduced three Network Computer models, the XL, XLC and TC. The XL and XLC are based on and replace the Company's line of Network Graphics Displays. The TC is a new design. A second generation Network Computer is expected to be released in the second quarter of 1997 and will provide terminal users with a text terminal replacement, that has the look and feel of their current application, yet provides the ability to transition to Windows, intranet, Internet and Java applications with the addition of Boundless' software that is downloaded from the network server. The

Company believes that for the following primary reasons, network computers, generally, will be able to compete with PCs and Net PCs used in business networks; although there is no assurance the Company's belief is correct.

         o Network computers offer a lower total cost of ownership than PCs because:

                  o Initial cost is lower.

                  o Maintenance costs are lower because of their simpler design and fewer components.

                  o Hardware upgrade costs are lower because upgrading is typically limited to the network server.

                  o Software upgrade, administration and support costs and costs of controlling the use of differing software versions are lower because software is principally limited to centrally-located network servers.

                  o There is virtually no user involvement in configuring systems, installing software and correcting problems, thereby eliminating productivity losses resulting from activities not relating to work.

         o Network computers are more easily administered because of their dependence upon centrally-located servers.

         o Network computers have the functionality and performance that businesses generally expect from PCs.

         o Network computers allow for better security, in significant part, because their lack of floppy disk drives prevents them from introducing a virus into the network and prevents users from removing sensitive data from the network.

         Target users for the Company's Network Computers include telecommunications, retail, financial, healthcare and transportation businesses with light processing requirements and the need to provide concurrent information to customers on a variety of topics, such as billing and current and historical product and service information.

         MultiConsole Terminals. The Company's MultiConsole Terminals were developed by SunRiver Group and are based on patented technology. MultiConsole Terminals offer a cost-effective upgrade or replacement for serial character terminals in multi-user, micro-computer and personal computer-based environments. The Company's MultiConsole Terminals principally consist of two components, a host adapter which plugs into a PC, and a logic box. Each host adapter permits up to eight MultiConsole Terminals to access the same host computer and up to 32 terminals can access the same host computer using four host adapters. The MultiConsole Terminal has the same look and feel as a PC. Nevertheless, MultiConsole Terminals do not have CPUs since they share the CPU of the host computer. MultiConsole Terminals are best suited for small to medium-sized businesses requiring predominantly transaction-oriented applications. Typical users include financial branch offices, hospitals, hotels, retailers, pharmacies and professional offices, such as accounting firms, doctors' and dentists' offices and law firms.

         GAI Partnership. Effective May 22, 1995, Boundless entered into an Operating Agreement with GAI covering Boundless' and GAI's participation in, and management of, a newly-formed company (the "GAI Partnership"). The GAI Partnership combines into a single business the development, distribution, maintenance and support of Pick-based computer systems and software running Boundless' version and GAI's version of the Pick system on various hardware platforms. Boundless' systems consist of Unix software with NCR System 3000 hardware and operating system software under the Mentor(R) Operating Environment brand name, as well as a lower cost system under the Mentor PRO brand name for use with standard PC's (collectively, "Mentor Systems"). Mentor Systems are used to manage large volumes of data. Users of Mentor Systems include large distribution centers, retail establishments, manufacturers, local governments and data bases for credit and collections. The business and affairs of the GAI Partnership are managed exclusively by GAI, subject to consultation from time to time with Boundless. See "Directors and Executive Officers of the Registrant" for information regarding the affiliation of the Company's Chief Executive Officer with GAI.

         In addition, Boundless has subcontracted to the GAI Partnership all services required by Boundless under its existing maintenance contracts (including with respect to its Mentor Systems). The GAI Partnership is providing maintenance service by telephone to Boundless customers and dispatches on-site maintenance services pursuant to a maintenance agreement that the GAI Partnership has entered into with NCR.

         Boundless decided to substantially reduce its active participation in the Pick systems business in order to devote more resources to its core business. Boundless believes that, in the declining Pick market, it is beneficial to create a more significant market presence by partnering with GAI. As a result, the GAI Partnership is one of the largest providers in the Pick marketplace. For its contribution, Boundless receives a royalty from the GAI Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations."

         Professional Services. Prior to the formation of the GAI Partnership, a material portion of the Company's revenues was derived from its activities as a provider of consulting, installation, software and hardware maintenance, software upgrade and tuning, disaster backup and other professional services. These services were provided almost exclusively to Mentor Systems users and value added resellers ("VARs") of systems purchased from the Company as well as to users of the Company's other products desiring more service and support than the basic warranty provides. The Company is continuing to provide these services with respect to its desk top terminals and Network Computers. Depot service during normal business hours is also provided within the United States by the Company for its desktop terminals.

         Percentage of Total Revenues. The table below sets forth, for each of the last three years ended December 31 and for the period December 9 through December 31, 1994, the percentage of total revenue contributed by those classes of similar products or services which accounted for ten percent or more of consolidated revenue in either of the last three calendar years. The information presented in the following table, for periods prior to December 9, 1994, is based upon the operations of SunRiver Group. Such information for the period December 9, 1994 through December 31, 1994 and for the years ended December 31, 1995 and 1996 is based upon the consolidated operations of the Company and excludes revenue generated by TradeWave.



                                      General                                   Network
                                      Display             Mentor               Graphics            Professional         MultiConsole
Period                               Terminals            Systems              Displays              Services             Terminals
------                               ---------            -------              --------              --------             ---------

1994                                   26.3%               10.3%                 9.4%                  14.0%                40.0%

1994 (December 12-31)                  42.6%               16.6%                 15.1%                 22.7%                  3%

1995                                   49.8%               4.7%                  28.5%                 13.5%                 3.5%

1996                                   80.1%               2.6%                  9.2%                  5.0%                  3.2%

         The following information (which is pro forma for 1994) presents the consolidated results of operations as though the Boundless Acquisition had occurred on January 1, 1994. It does not purport to be indicative of what would have occurred had the Boundless Acquisition occurred as of January 1, 1994, or of the results which may occur in the future. Such pro forma information excludes TradeWave revenue and the effects relating to the Digital Acquisition.

                                      General                                   Network
                                      Display             Mentor               Graphics            Professional         MultiConsole
Period                               Terminals            Systems              Displays              Services             Terminals
------                               ---------            -------              --------              --------             ---------

1994                                   41.5%               13.3%                 19.9%                 21.3%                 4.0%

1995                                   49.8%               4.7%                  28.5%                 13.5%                 3.5%

1996                                   80.1%               2.6%                  9.2%                  5.0%                  3.2%

         See Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operations - Years Ended December 31, 1995 and 1994.

         Foreign Sales. Net foreign sales were approximately $1,127,000, $15,912,000 and $47,500,000 for 1994, 1995 and 1996, respectively. On a pro forma basis, net foreign sales for 1994 were approximately $8,020,000. The tables below set forth for each of the last three years ended December 31 the approximate percentage of total revenue attributable to foreign sales in the regions set forth in the table.

                                    % of Total Revenue
                        ---------------------------------------------

Period                  Total              Europe              Canada
------                  -----              ------              ------

1994                    13.5%               5.2%                6.1%

1995                    16.6%               13.0%               1.2%

1996                    33.9%               29.6%               0.8%



                                     % of Total Revenue
                                         (Pro forma)
                ----------------------------------------------------------------

Period          Total           Europe          Far East             Middle East
------          -----           ------          --------             -----------

1994            10.0%            5.3%              1.0%                 1.1%

1995            16.6%           13.0%              0.7%                 0.3%

1996            33.9%           29.6%              2.0%                 1.0%


             The increases in 1995 and 1996 are attributable to sales of VT and Dorio General Display Terminals, which have historically been strong sellers in Europe.

Manufacturing

             Assembly Operations. The Company's manufacturing operations are located at its main facility in Hauppauge, New York and include procurement of components and the assembly and testing of its products. The Company does not manufacture any of the subassemblies or components used in the assembly of its products. Investment in production equipment is not material to the Company's manufacturing operations. Semi-skilled and skilled workers assemble products using a cell-based manufacturing process that allows the Company to assemble various models at mass production costs. The Company generally cross-trains its workers so that they are able to work at all work stations. Once assembled, all systems undergo a test cycle, using sophisticated diagnostic procedures. The Company has earned ISO 9002 certification for its manufacturing standards.

             The Company has a flexible manufacturing control system that is run by software developed by the Company. This system provides a flexible, customer-focused manufacturing approach that enables the Company to quickly customize products for orders of one to one thousand. Just-in-time systems allow the Company to achieve efficient asset utilization and fast response time to customers. The Company is generally able to fill orders within three to five days after receipt of an order. Accordingly, backlog has not traditionally been material to the Company. Backlog at December 31, 1996 totaled approximately $9,048,000 as compared to $7,699,00 at December 31, 1995. Approximately $7,165,000 of the Company's backlog at December 31, 1996 was for General Display Terminals.

             The Company is using approximately 90,000 of its 155,000 square feet of space for manufacturing and has the capacity to manufacture approximately 1,000,000 units per year. In order to meet anticipated demand for General Display Terminals resulting from the Digital Acquisition, Boundless increased the manufacturing square footage from 80,000 to 90,000 and added tooling and equipment, at a cost of approximately $800,000, at its Hauppauge, New York facility, increased the number of its manufacturing employees by approximately 100 and added a second shift in 1996. In January 1997, Boundless reduced by 60 the number of its manufacturing employees after completing the fulfillment of the Digital commitment to purchase 80,000 General Display Terminals in 1996.

             Suppliers. The Company purchases subassemblies and components for its products almost entirely from more than 40 domestic and Far East sources. Purchases from Advanced Scientific Corp. and Wong Electronics Corp., which manufacture in Taiwan and China, respectively, plug-in logic boards for the Company's General Display Terminals, accounted for approximately 22% and 13%, respectively, of the total dollar amount of the Company's total purchases in 1996 of subassemblies and components. No other supplier accounted for 10% or more of such amount. While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, they are generally single-sourced so that the Company is able to take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead time could have a material adverse effect on its sales and results of operations. The Company has experienced shortages of supplies for components from time to time as a result of industry-wide shortages, which sometimes result in market price increases and allocated production runs. To date, such shortages have not had a material adverse effect on its business.

             Warranties and Returns. The Company provides a one- to three-year warranty covering defective materials and workmanship. The Company's products are serviced at depots that are geographically dispersed throughout the world. Users can purchase extended warranties of up to three years or can pay for repairs on a time and materials basis. On a pro forma basis, during 1994, 1995 and 1996, the Company's cost of warranty repairs was approximately 1.1%, 1.2% and 2.4%, respectively, of the Company's total revenues. Warranty expense increased in 1996 as a result of the Company's Maintenance Service Agreement with Digital. Software is not warranted by the Company but users are permitted to return software for a refund within 30 days after purchase. Accordingly, customers are afforded the opportunity to use software on a trial basis.

             The Company also grants 90-day stock rotation rights to selected distributors and, pursuant to an agreement with the Company, NCR can return products within 90 days of shipment. If the Company cannot resell such products, NCR is required to pay the Company 15% of the sales price of the returned products. Because of the Company's ability to provide products using just-in-time manufacturing techniques, the Company believes that NCR has been limiting orders to products for which it has firm commitments from its customers.

             Research and Development. During 1994, 1995 and 1996, the Company expended approximately $990,000, $4,569,000 and $4,855,000, respectively, on research and development activities. Not included in the foregoing are research and development expenses incurred by TradeWave. Boundless' research and development activities have historically related primarily to the enhancement of existing products. As a part of the Company's 1996 restructuring programs, the Company consolidated its research and development activities by closing its Orlando, Florida facility and reducing its research and development personnel from 55 to 24. The Company intends to devote more efforts to developing and acquiring new products and technologies that can shorten the time-tomarket of the Company's products. For additional information regarding research and development expenditures see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Sales and Marketing

             The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. OEMs, who do not want to maintain engineering or manufacturing resources, can obtain products with their brand name from Boundless. Customers can buy Boundless' products from an international network of value-added resellers (VARs) and regional distributors. In order to reduce its dependence on existing OEM customers, the Company has been increasing its distribution channel marketing and sales efforts and seeking additional OEM customers. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. The Company's sales force operates out of six geographically dispensed locations in the United States and a European office in The Netherlands. The Company has recently been expanding its marketing efforts to include South America, Asia, Australia and New Zealand.

             As a result of the Digital Acquisition, the Company has expanded its OEM relationships and worldwide channels of distribution, particularly in Europe. The Company reached distribution agreements with approximately ten Western European distributors in 1997. Sales of VT and Dorio General Display Terminals have historically been particularly strong in Europe, while sales of the ADDS General Display Terminals have been stronger in the United States.

             Sales to Digital constituted approximately 16% of the Company's total revenue in 1996. Although Digital's contracts with its customers, distributors and resellers were not assigned to Boundless, Boundless has been able to maintain substantially all of Digital's prior relationships and arrangements with them. In addition, under the Digital Supply Agreement, Digital agreed to purchase from Boundless at least 95% of Digital's worldwide requirements for VT General Display Terminals, and related parts, for a four-year period ending October 1999 and at least 80,000 General Display Terminals during the first year of such agreement. In 1996, Digital purchased more General Display Terminals than it required in order to satisfy such minimum commitment. Digital may terminate its agreement for cause without compensation to the Company. Digital is expected to continue to be the Company's most significant customer in 1997, although the Company does not expect sales to Digital will reach a comparable level in 1997. The loss of Digital as a customer would have a material adverse affect on the Company's results of operations and liquidity.

             In 1996, approximately 14% of the Company's total revenues were sales to NCR. Product sales to NCR are not expected to reach a comparable level in 1997. Although NCR is contractually committed to purchase 90% of its terminal requirements from the Company through December 1999, it may, under certain conditions, cancel its agreement without compensation to the Company. The loss of NCR as a customer would have a material adverse effect on the Company's results of operations and liquidity.

             In selling its General Display Terminals, the Company emphasizes customization, reliability and compatibility with a broad range of UNIX, Pick and other operating systems. In selling the Company's Network Computers, the Company emphasizes total cost of ownership, ease of administration, security and the ability to access numerous applications. The Company's Network Computers can access over 100,000 applications that run under Microsoft Windows, including Windows NT and Windows 95. The Company's Network Computers also provide access to UNIX and legacy applications. The Company believes its expertise in integrating Network Computers within the total system architecture is an important selling benefit.

             The Company uses direct mail, telemarketing and cooperative advertising and promotion to promote its products. The Company's installed user base of more than 5,000,000 units is the primary target market for its new Network Computer. The Company believes the most effective way to reach this market is via cooperative marketing with its channel partners and an aggressive use of public relations. Accordingly, significant direct mail/telemarketing and public relations programs are planned for 1997. Additionally, the Company will participate in a limited number of highly targeted trade shows during 1997.

             The Company's business is not seasonal. Fluctuations in quarterly sales result from large orders that are unrelated to the time of year.

Competition

             The General Display Terminal market has undergone consolidation and the two largest competitors that have emerged are Boundless and Wyse Technology, Inc. ("Wyse"). General Display Terminal customer purchase criteria are based on quality, customization, compatibility with other terminals, and price.

             Currently, Boundless' principal competitors that manufacture and market network computers are Wyse, HDS Network Systems, Network Computing Devices and IBM. The Company anticipates additional competitors, such as Sun Microsystems, will enter the network computer market in 1997 and thereafter. The Company's Network Computers also compete with low-cost PCs and traditional higher-cost PCs. Customer purchase criteria for Network Computers are primarily based upon the total cost of ownership, ease of administration, reliability, security and the breadth of applications access.

             Boundless' MultiConsole Terminals are also competing in an emerging market principally based on features and compatibility. Boundless's MultiConsole Terminals directly compete with Maxpeed and indirectly compete with other companies that provide alternative technology. Mentor Systems marketed by the GAI Partnership compete in an environment where features, compatibility with host systems, service and ease of doing business are the key competitive factors.

Patents, Trademarks and Licensing

             While the Company owns over 30 patents  issued in the United States and various foreign countries, only three patents are believed to be material to its business. The first patent is for technology called Multiconsole Bus Extension Serial Interface (the "BESI Patent") and was issued in Canada on May 7, 1991 and in the United States on October 29, 1991. The BESI Patent expires October 28, 2008 in the United States and on May 6, 2005 in Canada. The BESI Patent is currently being examined by the European Patent Office with respect to Austria, Belgium, France, Germany, Greece, Italy, Netherlands, Spain, Sweden, Switzerland and the United Kingdom. While the BESI Patent prevents competitors from having certain features in their MultiConsole Terminals, which the Company believes provide the Company with a competitive advantage, the Company's competitors can nevertheless produce MultiConsole Terminals, using other technological approaches, that compete with the Company's products.

             The other two patents were acquired from Digital. One relates to Image Rotation (the "Image Rotation Patent") and the other to a protocol for allowing multiple user sessions on a single line (the "Multisession Patent"). The Multisession Patent is important to users whose terminals are attached to Digital computers. While it allows for differentiation of Boundless' products, Wyse Technology, Inc. offers a similar feature. The Image Rotation Patent protects a feature of the VT and Dorio terminals (and can be used for other Boundless terminals) that is useful for product differentiation, but not essential to users. The Company is currently pursuing licensing one or both of these two patents to several other companies. Digital has retained a fully paid-up, non-exclusive, assignable, irrevocable, world-wide license of the patents which the Company acquired from Digital. The United States expiration dates for the Image Rotation and Multisession Patents are February 6, 2007 and December 13, 2005, respectively. The Image Rotation and Multisession Patents have also issued internationally.

             The Company believes that the knowledge and experience of its management and personnel and their ability to develop, manufacture and market the Company's products in response to specific customer needs is more significant than its patent rights.

             The trademarks ADDS, VT and Dorio are registered in the United States Patent and Trademark Office and in a number of foreign countries.

Environmental Regulation

             Boundless complies with federal, state and local legislation pertaining to protection of the environment. Amounts incurred in complying with these regulations during the past three years did not have a material affect upon capital expenditures or the financial condition of the Company. However, any change in federal, state or local environmental regulations could have a material adverse affect on the Company.

Employees

             At March 15, 1997, the Company had approximately 313 full-time employees engaged as follows: 24 in product design and engineering, 205 in manufacturing, 42 in sales and marketing and 42 in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.


ITEM 2.       PROPERTIES

             The  Company  owns a 155,000  square  foot  facility  at 100 Marcus
Boulevard,   Hauppauge,  New  York,  the  principal  manufacturing,   sales  and
distribution facility of Boundless. Subsequent to the SunRiver Group Acquisition, on December 12, 1994, the Company established its corporate headquarters at Echelon IV, Suite 200, 9430 Research Boulevard, Austin, Texas, where the Company leases approximately 8,303 square feet of space for a four-year period expiring in 1998. The Company's current annual rent for the Austin facility is approximately $124,548. Although the Company has closed its Orlando, Florida facility, the Company is obligated under a lease for 17,837 square feet of space in Orlando. This lease is at a current annual rent of approximately $248,113 and expires in November, 1997. Approximately 3,800 square feet of the Orlando space has been subleased for an annual rent of approximately $53,000.


ITEM 3.     LEGAL PROCEEDINGS

         An action was commenced by John Marsala ("Marsala") on October 20, 1994, based on breach of contract, in the Supreme Court of the State of New York, County of New York. This action is entitled "John Marsala v. All Quotes, Inc. et al.," Index No. 129936-94. Marsala was a former dealer employed by the Company to enroll subscribers in its dial-up market services. Marsala claims in excess of $1,500,000 in damages pursuant to the terms of an alleged dealership agreement between the parties. The Company has denied that it owes any sums to Marsala and has counterclaimed for fraud against Marsala. The Company intends to vigorously defend this suit since it believes that is has meritorious defenses to the action. Document requests have been served on Marsala, however, to date, no documents have yet been produced and no other discovery has taken place. This litigation has been inactive since December 1994.

         In January, 1995, an action was commenced against the Company, certain officers of Capital, and certain other defendants in the Supreme Court of the State of New York, County of New York, entitled "George Zakar USA Securities, Inc., et al. v. All-Quotes, Inc., et al.," Index No. 100577/95 ("Zakar"). The complaint in the above-referenced action asserts seven causes of action against the Company and certain other defendants for breach of contract, fraud and interference with plaintiffs' business relationships arising out of a series of alleged communications between plaintiffs and representatives of the Company regarding certain new business ventures allegedly to be undertaken jointly by plaintiffs and the Company. The complaint in the above-referenced action seeks damages in the amount of $2,000,000 with respect to each cause of action alleged against the Company and certain of Capital's officers and specific performance of the alleged oral contract between plaintiffs and the Company. On or about March 17, 1995, the Company and the named officers of Capital served a verified answer denying the material allegations of the complaint and asserting six affirmative defenses. This litigation is in the discovery stage. The Company intends to vigorously defend this litigation.

         Capital has agreed to indemnify the Company for any losses the Company may incur in connection with the claims of Marsala and Zakar and, to secure Capital's indemnification, there is being held in escrow approximately $165,000 (as of March 21, 1997) of the proceeds of the sale of the Quote Business and 1,000,000 shares of the common stock of All-Quotes Data, Ltd. (now named AmCan Minerals Ltd.) which common stock is traded on the Vancouver Stock Exchange (symbol: AMF.V; last sale price on March 26, 1997 was $0.56 CDN per share). There can be no assurance that the Company will be fully indemnified for losses it may incur in connection with these pending litigations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

         No matter was submitted during the fourth quarter of 1996 to a vote of stockholders of the Company through the solicitation of proxies or otherwise.

                                                          PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

         The Company's Common Stock is quoted on The Nasdaq SmallCap Market under the symbol SRVC. As of March 21, 1997, there were approximately 943 holders of record of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by Nasdaq, for the periods indicated.


Year Ended December 31, 1995:                               High         Low
                                                            -----        ----

             First quarter............................     $2-3/4        $1-1/8
             Second quarter............................    $2-1/6        $1-3/16
             Third quarter.............................    $3-15/16      $1-1/16
             Fourth quarter.............................   $3-11/16      $2-1/2

Year Ended December 31, 1996:

             First quarter............................     $3            $2-1/4
             Second quarter...........................     $9-3/8        $2
             Third quarter............................     $8-3/8        $3-1/8
             Fourth quarter.....  ....................     $3-5/8        $1-5/16

The last sale price of the Company's Common Stock on March 21, 1997 was  $1-1/16

Dividend Policy

             The Company presently anticipates that all of its future earnings will be retained for development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, restrictions on the payment of dividends imposed by its lenders, future earnings, capital requirements, the general financial condition of the Company, and general business conditions. The Chase Credit Line prevents the Company from declaring any dividends on the Company's Common Stock and any other class of capital stock of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

             In a sale completed on March 14, 1997 ("Original Date") pursuant to
Section 903(c)(2) of Regulation S ("Reg. S") under the Securities Act of 1933, the Company received total gross proceeds of $400,000 by issuing to two non-"U.S. Persons" (the "Holders"), as defined in Reg. S, convertible notes (the "Notes") bearing interest at 8% per annum (or 16% per annum upon the occurrence of certain events of default) payable, with principal, on December 31, 1998 (the "Maturity Date"). The Holder has the right to convert all or part of its Note during the period beginning on the 90th day following the Original Date until the later of the Maturity Date or the date the Note is paid in full into that number of shares of Common Stock determined by dividing the outstanding principal of and accrued and unpaid interest on the Note by (i) 82-1/2% of the average closing bid price ("Average Bid Price") for the Common Stock on The Nasdaq SmallCap Market for the five trading days immediately preceding the conversion date; or (ii), if the Holder delivers written notice to the Company between the 60th and 90th days after the Original Date that the Holder has elected the alternate conversion price, 82-1/2% of the Average Bid Price for the five trading days immediately preceding the date of such notice, in which case the Holder is obligated to convert the entire balance of the Note on or prior to the Maturity Date. The Company may compel conversion of the Notes if they have not been converted into shares of Common Stock before the Maturity Date and the Company may redeem the Notes if the Average Bid Price for any five trading day period is less than $1.25. In connection with this offering, the Company paid a commission of 10% of the gross proceeds and agreed to issue to another non-U.S. Person warrants to purchase 33,000 shares of Common Stock at an exercise price of $1.375 per share.

             On February 28, 1997, the Company sold $1,000,000 principal amount of convertible notes on terms substantially similar to the terms of the Notes, as described in the Company's Current Report on Form 8-K filed with the Commission on March 17, 1997.

             In February 1996, the Company issued to a company which leased equipment to TradeWave a warrant to purchase 75,000 shares of Common Stock, exercisable at $2.69 per share until February 1999.


ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA
             ------------------------------------

     The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The statement of operations and balance sheet data for the year ended December 31, 1996 set forth below have been derived from the financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants as indicated in their report included in this Form 10-K. The statement of operations data for the years ended December 31, 1993, 1994 and 1995 and the balance sheet data for the year ended December 31, 1995 set forth below have been derived from the financial statements of the Company, which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere herein.


Consolidated Statement of Operations Data:
      (000's omitted)

                                                  1992          1993           1994         1995             1996
                                                  ----          ----           ----         ----             ----

Total revenues                                   $2,584        $2,814        $8,344      $94,957           $138,225
Gross margin                                      1,093         1,177         3,455       25,573             28,557
Operating expenses:
     Sales and marketing                            278           321         1,092        7,940             10,433
     General and administrative                     248           409           992        6,337              8,120
     Research and development                       291           493           990        4,569              4,855
                                                 -------       -------       -------     --------          ---------

          Total operating expenses                  817         1,223         3,074       18,846             23,408
                                                 -------       -------       -------     --------          ---------
     Operating income (loss)                        276           (46)          381        6,727              5,149
     Interest expense                               (41)          (35)          (97)      (1,907)            (3,794)
     Other                                            7            11           (61)         572             (1,980)
                                                 -------       -------       -------     --------          ---------
     Income (loss) from continuing
       operations                                   242           (70)          223        5,392               (625)
     Income tax expense                               -             -          (185)      (1,323)               962
     Income from discontinued operations              -             -             -         (870)            (9,652)
     Gain (loss) on extinguishment of debt           60             -             -         (589)                  -
                                                 -------       -------       -------     --------          ---------
     Net income (loss)                             $302        $  (70)          $38       $2,610           ($11,239)
                                                 =======       =======       =======     ========          =========

     Earnings (loss) per common share              $.01            $0            $0           $0             $(0.25)
                                                 =======       =======       =======     ========          =========

Consolidated Balance Sheet Data:
   (000's omitted)
Working capital                                    $338          $(63)      $ 6,764      $15,416             $3,172
Total assets                                        902           940        37,171       75,856             69,525
Revolving credit loan                                 -             -         4,655        8,000             13,950
Long-term obligations                               134           119        16,287       25,492             14,300
Mandatorily redeemable preferred stock                -             -         5,536        3,555              3,555
Total long-term obligations                         134           119        21,823       29,047             17,855
Stockholders' equity (deficit)                    $ 113          $ 39       $ 2,386      $12,837             $8,802






ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

General

         Reference is made to Notes 1,3,4,5,6,10 and 18 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding acquisitions and dispositions by the Company since December 1994 and the GAI Partnership.

         For accounting purposes the SunRiver Group Acquisition has been treated as a recapitalization of the Company with SunRiver Group as the acquirer and with carryover basis of its assets and liabilities. Accordingly, the historical financial information presented herein, prior to the Boundless Acquisition, are those of SunRiver Group. Financial information presented for periods ended on December 31, 1994 include the consolidated operations of SunRiver Group for all of 1994 and of Boundless for the period from December 9, 1994, the effective date of the Boundless Acquisition, through December 31, 1994.

Results of Operations

         As used in this "Results of Operations" section, the term "pro forma" refers to the results of operations that include the effects of the Boundless Acquisition but exclude the effects of the TradeWave and Digital Acquisitions prior to the date of their respective acquisitions. The Company is able to discuss the pro forma results of operations taking into account the Boundless Acquisition, because key management personnel of ADDS remained with the Company following the Boundless Acquisition. The Company is not able to discuss pro forma results of operations which take into account the Digital Acquisition because the requisite management personnel did not become employees of Boundless.

Charges Made in Quarters Ended December 31, 1995 and 1996

         The Company recorded nonrecurring charges of approximately $2,382,000 in the quarter ended December 31, 1995, as follows:

1. $1,225,000 relating to TradeWave's acquisition of in-process technology from MCC;

2. $982,000 relating to the prepayment of the Congress debt facility using the Chase Credit Line consisting of a $700,000 early termination fee and $282,000 of unamortized debt issuance costs; and

3. $175,000 for a portion of the costs relating to the registration, in July 1996, of 14,444,210 shares of Common Stock on Form S-1, of which approximately 11,944,210 shares were registered for resale by selling stockholders from time to time and 2,500,000 shares were registered for sale by the Company from time to time.

         The Company recorded nonrecurring charges of approximately $8,915,000 in the quarter ended December 31, 1996 as follows:

1. $1,473,000 relating to severance costs associated with a reduction-in-force affecting approximately 130 employees at Boundless in December 1996;

2. $331,000 relating to the closing of Boundless'  Orlando,  Florida,  facility;
and

3. $7,111,000 relating to the discontinuation of operations, in December, 1996, of TradeWave. See Note 18 of Notes to Consolidated Financial Statements.

Years Ended December 31, 1996 and 1995

         Revenues: Revenues for the year ended December 31, 1996 were $138,225,000, as compared to $94,957,000 for the year ended December 31, 1995. The increase is wholly attributable to increases in sales of General Display Terminals.

         Sales of the Company's General Display Terminals more than doubled from approximately $47,274,000 for the year ended December 31, 1995 to approximately $110,671,000 for the year ended December 31, 1996. This increase is due to the Digital Acquisition, with increases in sales to other OEM's offsetting a $6,500,000 decline in sales to NCR. The decline in sales to NCR was expected and relates to the disruption caused by the break-up of AT&T.

         Sales of General Display Terminals for 1997 are not expected to reach the 1996 levels for a number of reasons. The Digital Acquisition agreement required Digital to purchase 80,000 units in the first year. As a result, the Company believes that the significant purchases by Digital during the fourth quarter to meet this volume commitment leaves Digital with inventory levels sufficient to meet its terminal needs for the first half of 1997. The VT and Dorio terminals are based on a proprietary architecture and, as a result, its users requiring flexibility are prone to more quickly move to alternative platforms. Finally, demand for the General Display Terminals continues to decline as competing technologies, including Network Computers, are gaining market share.

         In response to this trend, that began several years ago, of industry-wide declines in unit sales of General Display Terminals and, until 1995, average selling prices per unit, the Company has been increasing its General Display Terminals market share and either maintaining or increasing its General Display Terminal margins by purchasing the Digital Assets and by promoting the quality of its terminals and the flexibility of its just-in-time manufacturing capabilities. The Company has also positioned its MultiConsole product as a low-cost alternative to serial character terminals in multi-user, microcomputer and personal computer environments emphasizing transaction-oriented processing. The Company is developing a line of Network Computers which offer easy and cost-effective access to current Unix-based and emerging NT-based computing environments.

         The Company's strategy in increasing its share of a market where the product and market are mature is based upon its belief that there will be a continuing substantial demand for General Display Terminals, in part because of enhanced performance, and additional features, including MS Windows NT and Internet support, that allow General Display Terminals to compete favorably, in terms of price and performance, with low-cost personal computers. To this end, the Company is leveraging its manufacturing expertise installed custom base and distribution networks while shifting research and development to software and hardware development that will deliver Windows-based applications to the desktop by means of terminals and Network Computers.

         Sales of Network Graphic Displays declined approximately $14,425,000 to $12,643,000 for the year ended December 31, 1996, from approximately $27,068,000 for the year ended December 31, 1995. This decline was anticipated and relates to specific projects undertaken by NCR during 1995. The Company believes that sales of Network Graphics Displays will continue to decline for the same reasons demand for General Display Terminals is declining.

         Net sales from the Company's repairs and spare parts business increased approximately 71%, or $2,861,000, from $4,006,000 for the year ended December 31, 1995 to approximately $6,867,000 for the year ended December 31, 1996. The increase was due to increased spares sales to NCR and start-up spares sales to Digital under a maintenance service agreement entered into in connection with the Digital Acquisition. Ongoing spares sales to Digital are not expected to reach the 1996 volume levels as Digital's start-up stocking requirements are substantially complete.

         GAI Partnership royalties for the year ending December 31, 1996, were approximately $2,917,000 versus $1,383,000 for 1995 (May-December). The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues,commencing May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months 37-48, 8%; and months 49-60,
7%.

          Digital was the most significant customer for the Company's products, accounting for 15.7% of revenues for the year ended December 31, 1996. Sales to NCR accounted for 13.7% of revenues in 1996. Although both Digital and NCR are expected to remain significant customers for the Company's products, neither is expected to account for revenues of the Company comparable to 1996. The loss of NCR or Digital as a customer, and as a distribution channel for the Company's General Display Terminals, would have a material adverse effect on the Company's results of operations and liquidity.

         Gross Margin. Gross margin for the year ended December 31, 1996 was $28,557,000 (20.7% of revenue), as compared to gross margin for the year ended December 31, 1995 of $25,573,000 (26.9% of revenue). This decline in gross margin as a percent of revenue stems primarily from a shift in revenue mix from sales of the Company's higher margin Pick systems (until May, 1995, when the GAI partnership was formed) and post-sale support business to the Company's lower margin Network Graphics Displays and General Display Terminals. In addition, during the fourth quarter of 1996, the Company recorded inventory reserves and write-offs of approximately $2,241,000 representing an estimate of excess material on hand as of the end of the year; and wrote-off approximately $284,000 of previously capitalized research and development cost as a result of the cancellation of certain programs. The combined effect of these reserves and write-offs was to reduce gross margin by 1.8%. Gross margin in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

          In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions. In addition, sales of the Company's Network Computers, which carry margins greater than its General Display Terminals, are expected to positively impact the Company's gross margin. However, there can be no assurance, given the recent introduction of this new technology, that the Company's Network Computers will improve gross margin.

          From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available. See "Asset Management."

         Total Operating Expenses. For the year ended December 31, 1996, operating expenses were approximately $23,408,000 (16.9% of revenue), compared to expenses for 1995 of approximately $18,846,000 (19.8% of revenue). As a result of a reorganization of the Company, including a reduction-in-force effecting 130 employees at Boundless, management expects that operating expenses, in amount and as a percent of revenue, will decline in 1997.

         Sales and Marketing Expenses. Sales and marketing expenses increased 31.4% from approximately $7,940,000 for the year ended 1995 to approximately $10,433,000 for the year ended 1996. The increase relates to marketing and advertising efforts focused on the new name for the Company's Boundless subsidiary as well as public relations activities to develop channel partners, launch the Company's Network Computer product line and integrate the VT and Dorio product line into Boundless' product family.

         General and Administrative Expenses. General and administrative expenses increased 28.1% from approximately $6,337,000 (6.7% of revenue), to $8,120,000 (5.9% of revenue) for the periods ending December 31, 1995 and 1996, respectively. Amortization of goodwill associated with the Boundless Acquisition and Digital Acquisition increased approximately $860,000, offsetting declines in legal and audit expenses.

         Research and Development Expenses. Research and development expenses increased from approximately $4,569,000 in 1995 to $4,855,000 in 1996. Research and development expenses for 1996 include a write-off of approximately $649,000 for previously capitalized expenses associated with research projects the Company has abandoned.

         Research and development expenses are expected to decline due to a consolidation of research activities including the closing of the Company's Orlando, Florida, facility. Research and development expenses within Boundless are shifting to software and hardware development that will deliver user-friendly Windows-based applications to the desktop while maintaining current cost and administrative benefits of the shared resource multi- user computing model. The Company's Network Computers are designed to offer customers simple, easy and cost-effective access to current and emerging computing environments that include Windows NT, UNIX and Java applications, corporate intranets and the Internet. Since August, 1996, the Company has released three Network Computer models, and is expecting to release a second generation Network Computer in the second quarter of 1997.

         Other Charges.  Other expenses for 1996 were  approximately  $5,774,000 compared to $1,335,000 for 1995. Interest expense (net of interest income) amounted to $3,794,000 for the year ended December 31, 1996 compared to $1,907,000 for 1995. The increase is attributable to the Digital Acquisition, which was financed, in part, with the Chase Credit Line. During the fourth quarter of 1996 Boundless recorded reserves of approximately $1,804,000 relating to the reduction-in-force discussed above. Of this amount, $1,473,000 related to severance payments and $331,000 related to the closing of the Orlando, Florida, facility.

         Income Tax Expense. Income tax expense for the year ended December 31, 1996 was approximately $962,000 compared to $1,538,000 for the year ended 1995. During the fourth quarter of 1995, the Company recorded a reversal of a deferred tax valuation allowance resulting in a reduction in tax expense of approximately $1,100,000. This reversal was due to management's reassessment of the realizability of the deferred tax asset. The income tax expense in 1996 relates to state income taxes of Boundless and to the Company's determination that the valuation allowance should be re-established.

         Loss From Discontinued Operations. For the year ended December 31, 1995 the Company recorded a loss of $223,442 relating to its disposition of an investment in a diamond mining property located in Sierra Leone. Additionally, for the year ended December 31, 1995, the Company realized a gain (net of applicable taxes) of $1,372,239 from the sale, in January 1995, of a business in which it was previously engaged and which was unrelated to the Company's current business.

         The Company also recorded a loss relating to the discontinuation of TradeWave of approximately $9,652,000 and $2,019,000 for the periods ended December 31, 1996 and 1995, respectively. Since commencing business in 1995 TradeWave incurred net losses; and TradeWave's predecessor incurred net losses of approximately $645,000 in 1993 and $285,000 in 1994. TradeWave recorded revenues of $1,900,000 for 1996 but was not able to generate material revenues from TradeVPI. The discontinuation of TradeWave was a material component of the Company's restructuring program and is intended to allow the Company to focus on its core businesses conducted by Boundless.

         Extraordinary Loss on Early Extinguishment of Debt. During October 1995, the Company incurred expenses of approximately $589,000 (net of a tax benefit of approximately $393,000) in connection with the Digital Acquisition. The total charge was composed of an early termination fee under the Company's previous revolving line-of-credit and related costs that had been capitalized when the previous line-of-credit was originally obtained.

          Net Loss. For the year ended December 31, 1996, the net loss was $(11,736,000) (8.5% of revenue), compared to net income of $168,000 for the year ended December 31, 1995. Despite an anticipated decline in revenues in 1997, the

Company believes that it will be profitable in 1997 as a result of its restructuring programs and introduction of its Network Computers.

Years ended December 31, 1995 and 1994

The following comparison of unaudited summary data presents the consolidated pro forma results of operations for the year ended December 31, 1994 as if the Boundless Acquisition had occurred on January 1, 1994 and reflects the impact of certain adjustments such as: amortization of goodwill, increased interest expense, increased depreciation expense and decreased allocated corporate overhead charges. It does not purport to be indicative of what would have occurred had the acquisition occurred as of January 1, 1994, or of the results which may occur in the future.

                                                     Year Ended December 31,

                                                     1995                1994
                                                                     (Pro Forma)
                                                 ------------       ------------

Net sales                                        $94,957,000        $80,091,000

Net income/(loss)                                 $2,610,000        $(4,282,000)

Earnings/(loss) available for common
 shareholders                                        168,000        $(5,220,000)

Earnings/(loss) per share                               $.00              $(.18)


         Net Sales: Net sales for the year ended December 31, 1995 were $94,957,000 as compared to $8,344,000 for the year ended December 31, 1994. The increase is wholly attributable to the acquisition of Boundless ($86,613,000). On a pro forma basis, net sales increased approximately 19% for the year ended December 31, 1995, compared to 1994. Pro forma net sales for the year ended December 31, 1994 were approximately $80,091,000.

         Sales of the Company's Network Graphics Displays for the year ended December 31, 1995 increased $11,400,000 over pro forma sales for the year ended December 31, 1994. Substantially, all of these sales were to NCR and represented the roll-out of the Company's "Chameleon" product. Additionally, sales of the Company's General Display Terminals increased $14,500,000, or 44.3%, for the year ended December 31, 1995 over the pro forma sales for the year ended December 31, 1994 because the Company began shipping VT and Dorio products as well as General Display Terminals to IBM.

         Net sales of the Company's Pick-based computer systems and post-sale support businesses declined approximately $10,000,000 from approximately $27,300,000 to approximately $17,300,000 for the year ended December 31, 1995 compared to 1994, principally because the Company contributed its Pick business to the GAI Partnership in May 1995. The decline was also caused by significant industry-wide decreases in the average selling price of computer hardware, particularly PC-based systems, as well as a movement in the Pick market away from proprietary operating systems towards more "open" computing environments. Post support revenues were adversely affected due to the competitive requirements of offering increased warranty periods, up from one to three years, and due to the decline in Pick-based hardware unit sales.

         In response to the developments in the Pick market, the Company formed, in May 1995, the GAI Partnership. The GAI Partnership allowed the Company to reduce its active participation in the Pick systems business in order to devote more time to its core businesses. Royalties from the GAI Partnership were $1,383,000 for the year ended December 31, 1995.

         NCR was the most significant customer for the Company's products, accounting for 41.2% of revenues for the year ended December 31, 1995. Sales to NCR grew approximately $4,100,000, from $35,500,000 to $39,600,000, for the years ended December 31, 1994 and 1995 respectively. Sales to IBM represented 9.7% and 19.8%, respectively, of the Company's total revenue and General Display Terminal revenue for 1995.

         Gross Margin. Gross margin for the year ended December 31, 1995 is $25,573,000 (26.9% of revenue), as compared to gross margin of $3,455,000 (41.4%
of revenue) for the year ended December 31, 1994. On a pro forma basis, gross margin for the year ended December 31, 1994 was approximately $22,784,000 (28.4% of revenue), exclusive of inventory reserves of approximately $3,978,000 (5.0% of revenue). The 1994 inventory reserve resulted from a revision in the formula to estimate inventory utilization. The 1994 gross profit of 41.4% of sales excluded the results of operations of ADDS prior to December 9, 1994, while including the full year of sales of the Company's high margin, MultiConsole products. The inventory reserve in 1995 was $213,000, which is more representative of the annual reserve requirement. The decline in gross margin in 1995, as compared to pro forma gross margin for 1994, stems primarily from a shift in revenue mix among the Company's higher margin Pick systems and post-sale support business and the Company's lower margin Network Graphics Displays and General Display Terminal products.

         Total Operating Expenses. For the year ended December 31, 1995, operating expenses were $18,846,000 (19.8% of revenue), compared to pro forma expenses of approximately $21,746,382 (27.2% of revenue) for 1994. During December, 1994, the Company, in conjunction with the Boundless Acquisition, implemented reduction-in- force actions affecting 39 of the then existing 385 employees.

         Sales and Marketing Expenses. Pro forma sales and marketing expenses declined 9.3% from approximately $8,758,000 ( 10.9% of revenue) to approximately $7,940,000 (8.4% of revenue). The decrease is attributable to the reduction-in-force described above.

         General and Administrative Expenses. General and administrative expenses increased, on a pro forma basis, approximately $2,998,000 to $6,337,000 (6.7% of revenue) for the period ended December 31, 1995 from $3,338,502 for the period ending December 31, 1994. The increase stems from expenses associated with the Company's Boundless Acquisition and Digital Acquisition.

         Research and Development Expenses. Pro forma research and development expenses declined from $9,650,000 for the year ended December 31, 1994, to $4,569,000 for the year ended December 31, 1995. In addition to the reduction-in-force previously discussed, 1994 was a year of significant expenditures to develop a new Network Graphics Display architecture.

         Other Charges. Interest expense (net of interest income) amounted to $1,907,000 for the year ended December 31, 1995 compared to $97,000 for 1994. The acquisition of Boundless was, in part, financed by the Company's issuance of the NCR note. In addition, the Company financed its working capital requirements from December 9, 1994 through October 23, 1995 under a credit line which required payment of interest of 2% over the prime rate.

         Income Tax. During the fourth quarter of 1995, the Company recorded a reversal of a deferred tax valuation allowance resulting in a reduction in tax expense of approximately $1,100,000. This reversal was due to management's reassessment of the realizability of the deferred tax asset.

         Income From Discontinued Operations. For the year ended December 31, 1995 the Company recorded a loss of $223,442 relating to its disposition of an investment in a diamond mining property located in Sierra Leone. Additionally, for the year ended December 31, 1995, the Company realized a gain (net of applicable taxes) of $1,372,239 from the sale, in January 1995, of a business in which it was previously engaged and which was unrelated to the Company's current business.

         For the period ended December 31, 1995, the Company also recorded a loss relating to the discontinuation of TradeWave's operations of approximately $2,019,000. This loss related to the net operations of TradeWave for the year ended December 31, 1995.

         Extraordinary Loss on Early Extinguishment of Debt. During October 1995 the Company incurred expenses of approximately $589,000 (net of a tax benefit of approximately $393,000) in connection with the financing for the purchase of certain assets relating to Digital's general purpose display terminals. The total charge was composed of an early termination fee under the Company's previous revolving line-of-credit and related costs that had been capitalized when the previous line-of-credit was originally obtained.

         Net Income. For the year ended December 31, 1995, net income was $2,610,000 (2.7% of revenue), compared to net income of $38,000 for the year ended December 31, 1994. Income from continuing operations for the year ended December 31, 1995 was $4,069,000. On a pro forma basis, the net income increased approximately $8,351,000 for fiscal year 1995 versus a pro forma net loss of approximately $4,282,000 for the year ended December 31, 1994.

Impact of Inflation

         The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

Liquidity and Capital Resources

         The discussion below regarding liquidity and capital resources should be read together with the information included under Notes 5 and 18 of Notes to Consolidated Financial Statements.

         Working capital was approximately $3,172,000 as of December 31, 1996. Historically, the Company has relied on cashflow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

         The Company currently has a bank credit facility that is provided by the Chase Manhattan Bank (the "Chase Credit Line"). At December 31, 1996, the Chase Credit Line consisted of a $20,000,000 revolving line of credit ("Revolving Loan") and a $20,000,000 term loan ("Term Loan"). Borrowing under the Revolving Loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. Up to $7,500,000 is available under the Revolving Loan for letters of credit. At December 31, 1996, the Company owed Chase $27,332,000, of which $13,950,000 was owed under the Revolving Loan and $13,382,000 was owed under the Term Loan. The balance of the Term Loan is repayable in six quarterly installments of $2,000,000 with the remaining balance due September 30, 1998, the same day the Revolving Loan terminates. At December 31, 1996, the Company had availability of $4,607,000 under the Revolving Loan.

As a result of the borrowing-base formula, the credit available to the Company could be adversely restricted in the event the Company's sales decline.

         During 1996, the Company violated certain covenants of the Chase Credit Line. Prior to the fourth quarter covenant violations, Chase, as agent for the bank syndicate, had been granting waivers of these covenant violations without requiring any material change in the governing documents. As a result of the fourth quarter violations, the Company entered into negotiations with the bank syndicate to revise the covenants and to obtain a waiver of the fourth quarter violations. During March 1997, the Company completed negotiations with the bank syndicate and obtained both the requested revisions to the covenants and the waiver of the fourth quarter violations, principally in exchange for a payment of $500,000 by the Company. While the Company believes it will maintain compliance with the revised covenants, there can be no assurance that it will be able to comply.

          Net cash provided by operating activities during the year ended December 31, 1996 was $1,435,000. Cash provided by continuing operations was
$7,595,000 which was principally attributable to reductions in inventories of $3,388,000 and other assets of $1,592,000. These reductions were partially offset by an increase in receivables of $3,548,000. Net cash used in discontinued operations was a result of the discontinued operation of TradeWave which had a loss from discontinued operations of $9,652,000. The effect of this loss on operating cash flows was offset by its outstanding payables at December 31, 1996 of $3,492,000. Net cash used in investing activities was comprised of capital expenditures of $1,384,000. Net cash provided by financing activities was principally comprised of net offering proceeds of $2,870,000 and the exercise of options and warrants which provided net cash of $2,277,000. In addition, the Company issued $1,500,000 in convertible notes which were subsequently converted to Common Stock and received net proceeds from its revolving line of credit in the amount of $5,950,000. Cash used in investing activities was comprised of $1,305,000 to purchase and retire Common Stock and $6,496,000 to meet the current obligations related to the Company's term note payable to Chase.

         In addition to obligations previously discussed, long-term capital requirements at December 31, 1996 included: (1) a secured note payable to NCR of $8,000,000 (the "NCR Note") bearing interest at 8% per annum payable quarterly with principal due on or before January 31, 1999; (ii) $3,554,692 payable upon exercise of the Amended Put Option (defined in Note 3 of Notes to Consolidated Financial Statements); (iii) a lease commitment of approximately $180,000 through November 1997 for the Company's Orlando, Florida facility, net of $50,000 receivable from a sublessee; (iv) obligations of TradeWave discussed below; and (v) a lease commitment of $130,000 per year through December 1998 for the Austin, Texas headquarters facility.

          The terms of the NCR Note and the Put Option were restructured in October 1995, in connection with the Digital Acquisition. As a part of the restructuring, the Company agreed to pay NCR $497,657 in cash or the Company's Common Stock on each October 20 until the Amended Call Option or Amended Put Option is exercised. The October 1996 obligation was satisfied by the delivery of common stock to NCR. In addition, the maturity date of the NCR Note was extended to January 31, 1999 from the earlier of December 9, 1997 or the closing of a public offering by Boundless or the Company.

         The Company's principal obligations under the Amended Put Option come due after the expiration of the Chase Credit Line. The Company will attempt to finance the payment of this obligation as part of a replacement credit facility which will be required to refinance the Company's existing revolving line of credit.

         At February 28, 1997, the Company's total long-term debt was approximately $24,132,000 and the current portion of the long-term debt was approximately $8,000,000. The Company believes that cash generated by Boundless' operations will be sufficient to pay the Company's current and long-term debts, when due, except that the Company will be required to refinance the NCR Note, which is secured by a mortgage on the Company's Hauppauge facility, by its January 31, 1999 due date.

     As of December 31, 1996, the Company and Boundless had advanced $6,605,000 to TradeWave as intercompany transfers. Funding TradeWave's cash requirements has adversely affected liquidity since its acquisition in April, 1995. The

Company will not be reimbursed for the intercompany transfers. The Company believes its liquidity will improve as a result of the discontinuation of TradeWave's operations. See Note 18 of Notes to Consolidated Financial Statements.

         In March 1997, MCC and TradeWave, the Company and SunRiver Group entered into agreements whereby all obligations of the parties in connection with the Technology Agreement and the transfer of the TradeWave Technology were discharged and TradeWave's membership in MCC was terminated. The Company paid MCC $500,000, granted MCC a non-exclusive license to use the TradeVPI's operations and assigned to a designee off MCC TradeWave's rights in the
Infosleuth Project. At the time of this settlement, MCC was owed $1,250,000 through December 31, 1997 and had disputed the adequacy of the delivery of 60,000 shares of common stock to satisfy a $250,000 payment due in 1996.

Asset Management

         Inventory. Management has instituted policies and procedures to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most components and sub-assemblies are stocked to provide for an order-to-ship cycle of seven days. The Company follows an inventory cycle count program which dictates either monthly, quarterly, or semi-annual physical inventory counts depending upon product cost and usage. Additionally, an annual wall-to-wall physical count is conducted and results are compared to the Company's perpetual inventory records.

         The Company utilizes various subcontractors that manufacture component parts of its products based on specifications supplied by the Company. As a guideline, the Company attempts to have two qualified subcontractors for each of its high dollar value, long lead time, customized components which it chooses to outsource. In certain cases, the Company may decide to purchase components from only one of the qualified subcontractors in an attempt to control manufacturing overhead costs tied to supplier management and development. In most cases, backup qualified subcontractors are identified by the Company in the event that termination of the primary source could occur. If such a termination occurs, the Company may experience short-term production delays and increases in material and freight costs as the alternate subcontractor initiates production runs and expedites delivery to the Company. Furthermore, worldwide shortages of raw material creates supply problems for the computer industry from time to time. Such supply shortages may cause market price increases and allocated production runs which could have an adverse affect on the Company's business.

          On a pro forma basis,  inventory turnover was 4.5 times in 1994 versus
3.2 times in 1995, and 4.2 times in 1996. The inventory turnover rate increased from 1995 to 1996 primarily due to a significant decline in the net average inventory position of the Company from $25,758,000 for 1995 to $18,525,000 for 1996. The inventory turnover decline from 1994 to 1995 is attributable to the inventory increases necessary to support the Digital Acquisition during the transition of production to the Company's Hauppauge manufacturing facility. Management created inventory reserves of $3,977,578 for 1994 based on a revision, in July 1994, in the formula to estimate inventory utilization. Prior to July, 1994, the formula was based on forecasts of product sales and, as revised, the formula is based on historical inventory usage. Inventory reserves at December 31, 1995 were $303,200 and were $5,853,000 for the year ended December 31, 1996.

         Accounts Receivable. The Company sells its products on prepayment and net 30 day terms. Prior to the Boundless Acquisition, the Company experienced minimal write-offs of accounts receivable. On a pro forma basis, receivable turnover was 7.8 in 1994, 7.6 in 1995 and 7.4 in 1996.

New Accounting Standards

         In October 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which establishes fair value-based accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity securities, including all arrangements under which employees receive stock based compensation. Statement 123 encourages, but does not require, employers to adopt fair value accounting to recognize compensation expense for grants under stock-based compensation plans. However, companies must comply with the disclosure requirements set forth in statement 123 which is effective for fiscal years beginning after December 31, 1995. The Company adopted only the disclosure requirements of Statement 123 in 1996.

         In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), which addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. It also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 has an effective date of January 1, 1996. The application of Statement 121 had no significant impact upon the Company's financial statements.

         In March 1997, the FASB issued Statement 128, "Earnings Per Share" ("Statement 128"), which requires a calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution. The Company does not expect Statement 128 to have a significant impact on its calculation of earnings per share.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           --------------------------------------------

         See Item 14(a)(1) and (2) of Part IV of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

         On December 17, 1996, Coopers & Lybrand L.L.P. ("Coopers & Lybrand") resigned as the independent accountants of the Company. During the two fiscal years, and any interim period, preceding December 17, 1996 (the "Reporting Period"), none of Coopers & Lybrand's reports on the Company's financial statements contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Reporting Period, there were, to the best knowledge of the Company, no matters of disagreement between it and Coopers & Lybrand which would have caused Coopers & Lybrand to make a reference thereto in connection with its report.

         During the Reporting Period, the Company was not advised by Coopers & Lybrand (1) that internal controls necessary for the Company to develop reliable financial statements did not exist; (2) that Coopers & Lybrand would no longer be able to rely on management's representations or that it was unwilling to be associated with the financial statements prepared by management; (3) that Coopers & Lybrand needed to expand significantly the scope of its audit; (4) that Coopers & Lybrand had received information which did, or which might, if further investigated, impact the fairness or reliability of a report or financial statement previously issued or to be issued or which did or might cause Coopers & Lybrand to be unwilling to rely on management's representation or be associated with the Company's financial statements; or (5) that Cooper & Lybrand did not conduct such further investigation or expanded audit, or was not able to resolve its concerns about the Company, because of its pending resignation as the Company's accountant or any other reason.

         On January 7, 1997, BDO Seidman, LLP was appointed by the Company as its independent accountant.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

Directors and Executive Officers

         The directors and executive officers of the Company are as follows:

Name                       Age       Positions and Offices

Leonard Mackenzie          59        Chairman of the Board of Directors,
                                     President and Chief Executive Officer

Wayne Schroeder            54        Vice-President - Finance, Chief Financial
                                     Officer and Secretary and Director

Bob James                  56        President and Chief Executive Officer of
                                     Boundless

Thomas Upton               40        President of the Boundless Global
                                     Distribution Division

Gary Wood                  53        Director

Daniel Matheson            47        Director

Jeffrey K. Moore           27        Director

         Leonard Mackenzie has been the Company's Chairman of the Board and acting President and Chief Executive Officer since November 1996. He has been a Board member since 1980 and was, from 1980 to 1992, Chairman, President and Chief Executive Officer of GAI, a provider of computer system services, products and components and the managing member of the GAI Partnership. He co-founded in 1987 and has been a director since 1987 of U.S. Gas Transportation, Inc., a privately-held natural gas asset management company. Mr. Mackenzie also co-founded in 1993 and has been a director of Vineyard Engine Systems, Inc., a privately-held developer of conversion technology for alternative fuels.

         Wayne Schroeder has served as Vice President-Finance, Chief Financial Officer and Secretary of the Company and Boundless since December 1996 and as a Director of the Company since January, 1997. He joined the Company as its Controller in November 1996 and was a financial consultant from May 1994 to November 1996, with the Company as one of his primary clients. From July 1987 to May 1994, he was Chief Operating Officer, Chief Financial Officer and a Director of Arrhythmia Research Technology, Inc., a company whose shares are traded on the American Stock Exchange.

         Bob James has served as President and Chief Executive Officer of Boundless since March 1997 and has been an employee of the Company since January 1997. Since 1982, he has been President and Chief Executive Officer of ABM Data Systems, Inc. ("ABM"), a privately-held company that is a leading provider worldwide of security software and a customer of Boundless. He is devoting a limited portion of his business time to ABM. Prior thereto, he was President and Chief Executive Officer for approximately two years of Racal-Chubb Security Systems USA ("Racal-Chubb"), a leading worldwide provider of complete security systems. Mr. James became President and Chief Executive Officer of Racal-Chubb when it purchased Texas Tele Systems, a security systems provider that Mr. James founded in 1972.

         Tom Upton has served as President of the Global Distribution Division at Boundless since January 1997 and has been employed by Boundless or ADDS for fifteen years. In 1991, Mr. Upton became manager of major accounts for the Systems Division at ADDS. He became Director of World Wide Systems Sales in late 1994 and, in May 1995, Vice President of World Wide Sales for a six-month transitional period in connection with the commencement of business of the GAI Partnership. After such transitional period, he became Senior Director of World Wide Sales at Boundless.

         Gray Wood has been a member of the Company's Board of Directors since November 1996 and has been serving since January 1, 1996 as President of Texas Taxpayers and Research Association Research Foundation, a 500 member business sponsored organization that researches state fiscal policy. From April 1988 to December 1995, he served as President of Texas Research League.

         Daniel Matheson has been a member of the Company's Board since August 1996. Mr. Matheson has been counsel to the law firm of Locke Purnell Rain Harrel P.C. in Austin, Texas since June 1995 and has practiced law in the general banking, corporate, securities and state government (legislative and regulatory) areas for more than twenty years. Between May 1993 and May 1996, he was Executive Vice-President and General Counsel of The Capital Network Systems, Inc., a privately-held telecommunications company. Between January 1994 and December 1996, he was also Chairman of the Board of The Capital Network, Inc., a not-for-profit economic development agency.

         Jeffrey Moore has served as a member of the Company's Board and a Vice President of Boundless since January 1997. He joined the Company in May 1996 as a financial analyst reporting to the Company's Chief Financial Officer and President. Since September 1996, he has been President and Chairman of the Board of SunRiver Group. From February 1994 to August 1995, he participated in an executive training program with Sewell Lexus, Inc. Prior to February 1994, Mr. Moore attended Baylor University where he received a BBA in Finance.

         The  following  individual,   although  not  an  executive  officer  or
director, is a key employee and is expected to make significant contributions to the business of the Company:

         Brian L. Hann was appointed Vice President of Operations of Boundless in March 1997 after serving as Vice President of Manufacturing of Boundless since December 1994. Mr. Hann has been employed by Boundless since March of 1986 and has served as Assistant Vice President of Manufacturing and Customer Services.

         In addition, Stephen Maysonave was appointed as an advisor to the Company's Board in November 1996. On September 17, 1996, Mr. Maysonave became the voting trustee of a majority of the outstanding shares of Series B Preferred Stock of SunRiver Group, the beneficial holder of a majority of the outstanding shares of the Company's Common Stock.

         Members of the Company's Board of Directors ("Board" or "Board of Directors") do not receive any compensation for services rendered to the Company in their capacity as directors of the Company. However, Gary Wood and Daniel Matheson were each granted options in 1996 to purchase 100,000 shares of Common Stock at $1.57 per share that expire in December 2002 and vest according to the following schedule: 33.3% on January 1, 1998 and, as to the remaining 66.7%, pro rata on a monthly basis on the final day of each month during the period commencing February 1, 1998 and ending December 1, 1999.

         Article Twelfth of the Company's Certificate of Incorporation provides that, to the fullest extent permitted by Section 102 of the General Corporation Law of the State of Delaware, no director of the Company shall be liable to the Company for damages for breach of his or her fiduciary duty as a director. Article Eleventh of the Company's Certificate of Incorporation provides that, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, the Company shall indemnify any and all persons whom it shall have the power to indemnify (which include directors, officers, employees or agents of the Company) against liability for certain of their acts.


Change in Management

         Effective November 1, 1996, the following persons (the "Resigners") resigned, at the request of SunRiver Group, from all management and Board positions which they had with the Company and/or its subsidiaries: Gerald Youngblood, Chairman and President; Roger Hughes, Chief Financial Officer; John Osborne, a member of the Board and Vice President of Sales, Marketing and Service of the Company and Chief Executive Officer of Boundless; Roy Smith, Vice-Chairman of TradeWave; Ron Brittian, a member of the Board of the Company and Chairman of the Board of TradeWave; and Sam Smith, a member of the Board.

         The Company, Boundless and TradeWave entered into separation agreements with each of the Resigners pursuant to which severance payments were agreed to be made in the following amounts: Gerald Youngblood, $200,000; Roger Hughes, $180,000; John Osborne, $190,000; and Roy Smith, $150,000. In addition, each Resigner's previously granted options to purchase Common Stock of the Company and TradeWave became fully and immediately vested and exercisable for three years, subject to each Resigner's agreement not to sell 50% of his option shares until May 1, 1997.

         Unrelated to the changes in management of November 1, 1996, Toni McElroy, a former Vice-President of Finance of the Company, resigned from the Company in December 1996 at the request of the Company, Tony Giovaniello, former Chief Operating Officer of Boundless, resigned from Boundless in March 1997 and Bill Long, a former Executive Vice President of the Company, resigned from the Company in January 1997.

ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------

         The table below discloses all cash compensation awarded to, earned by or paid to the present or former Chief Executive Officer and the executive officers of the Company who earned $100,000 or more for services rendered in all capacities to the Company during the fiscal year ended December 31, 1996, including the two highest paid individuals who were executive officers in 1996 but not at year end (the "named executive officers"). In addition, it provides information with respect to the compensation of the named executive officers for 1995 and 1994.

                                               Summary Compensation Table
                                                --------------------------

                                                                                                   Long-Term
                                                         Annual Compensation                      Compensation
                                            ------------------------------------------------      ------------

Name and Principal                                                              Other Annual                            Other Annual
Position                         Year        Salary          Bonus              Compensation        Options(#)          Compensation
-------------------             ------       ------          -----              ------------        ----------          ------------

Leonard MacKenzie              12/31/96      $     -          $     -                   -             500,000                    -
Chief Executive                12/31/95            -                -                   -                   -                    -
Officer since 11/96            12/31/94            -                -                   -                   -                    -

Gerald Youngblood(1)           12/31/96      $171,539        $122,680                   -             150,000                    -
Former CEO                     12/31/95      $157,057        $128,600                   -             300,000                    -
                               12/31/94      $ 80,985        $ 75,000                   -                   -                    -

Tom Upton(2)(3)                12/31/96      $ 95,733        $  1,031            $ 35,227              55,000                    -
President, Boundless           12/31/95      $ 75,610               -            $117,451              10,000                    -
Global Distribution            12/31/94      $ 73,113               -            $ 50,535                 -                    -

Tony Giovaniello(3)            12/31/96      $138,654        $ 43,027                   -              35,000                    -
Former COO of                  12/31/95      $118,917          47,930                   -             125,000                    -
Boundless                      12/31/94      $ 98,162          54,708                   -                   -                    -

John Osborne(4)                12/31/96      $120,577        $ 40,000                   -             200,000                    -
Former CEO of                  12/31/95             -               -                   -                   -                    -
Boundless                      12/31/94             -               -                   -                   -                    -

Toni McElroy(5)                12/31/96      $107,885        $ 39,674                   -              35,000                    -
Former Vice                    12/31/95       107,969          46,662                   -             125,000                    -
President-Finance              12/31/94        40,940          25,000                   -                   -                    -


(1) Resigned from the Company in November 1996 and received severance pay of $33,333 in 1996 and payment for unused vacation and sick leave of $20,000, which are not reflected in the above table.

(2) Other annual compensation consisted of commissions of $35,227 in 1996, $31,702 in 1995 and $34,552 in 1994 and reimbursement for relocation expenses of $85,749 in 1995 and $15,983 in 1994.

(3)  Compensation prior to December 9, 1994 was from ADDS.

(4) Resigned from the Company in November 1996 and received severance pay of $15,833 in 1996 and payment for unused vacation and sick leave of $25,577, which are not reflected in the above table.

(5) Received severance pay of $4,231 in 1996. Upon termination of her employment, 80,000 of her options to purchase 160,000 shares of Common Stock granted in 1995 and 1996 vested immediately and the remaining 80,000 was forfeited.

Employment Agreements

         None of the Company's officers has an employment contract with the Company.

Compensation Committee Interlocks and Insider Participation

         Mr. Youngblood, Mr. Long and Ms. McElroy, who were executive officers of the Company during parts of 1996, were also members of the Company's Board of Directors during such times and participated in deliberations concerning executive officer compensation. Their joint deliberations gave rise to conflicts of interest which could have affected their compensation and the number of stock options granted to them individually and as a group.

1995 Incentive Plan

                        Option Grants in Last Fiscal Year
                        ---------------------------------


         The following table sets forth information, as of December 31, 1996, regarding the outstanding options granted in 1996 under the Company's 1995 Incentive Plan ("1995 Plan") to the named executive officers:

                                                                                                    Potential Realizable
                              Number of                                                               Value at Assumed
                             Securities       Percent of Total                                      Annual rates of Stock
                             Underlying       Options/SARs      Exercise or                        Price Appreciation for
                            Options/SARs      Granted under     Base Price        Expiration             Option Term
          Name             Granted (#)(4)        1995 Plan        ($/Sh)             Date          5%($)           10%($)
          ----             --------------     ---------------   -----------       ----------       -----           ------


Leonard MacKenzie(1)              500,000          15.6%           $1.57          12/02           1,007,437     1,291,568

Gerald Youngblood(2)              300,000           9.3%           $1.35          11/99             470,396       546,014

                                  150,000           4.7%           $2.56          11/99             446,005       517,702

Tom Upton(3)                       20,000           0.6%           $2.82          2/01               72,381        92,795

                                   30,000           1.1%           $2.13          4/01               95,674       122,658

Tony Giovaniello(3)                35,000           1.1%           $2.56          1/01              114,989       147,420

John Osborne(2)                   200,000           6.2%           $2.13          11/99             494,787       574,325

Toni McElroy(2)                    17,500           0.5%           $1.35          5/98               25,461        27,431

                                   62,500           1.9%           $2.56          5/98              172,435       185,778


--------------------------

     (1) Options vest pro rata on a monthly basis over the 6 months after the applicable grant date listed in footnote 4, below.

     (2) Options became fully vested as of the applicable grant date listed in footnote 4, below, as part of a severance arrangement.

     (3) Options vest 25% one year following the applicable grant date listed in footnote 4, below and the remainder vests pro rata on a monthly basis over the subsequent three year period.

     (4)  Grant  dates  for  options  are  as  follows:   Mackenzie:   12/19/96;
Youngblood:   11/1/96;   Upton:  2/1/96  for  20,000  and  4/23/96  for  30,000;
Giovaniello: 1/5/96; Osborne: 11/1/96; McElroy: 12/3/96.

                                      Aggregated Option Exercises in Last Fiscal Year
                                            and Fiscal Year-End Option Values


         The following table provides information on the value of the named executive officers' unexercised options to purchase shares of Common Stock as at December 31, 1996.


                                                                                                          Value of Unexercised
                                                            Number of Unexercised Options                In-the-Money Options at
                                                               at December 31, 1996 (#)                  December 31, 1996 ($)(1)
                                                          --------------------------------         ---------------------------------

                           Shares
                         Acquired on         Value
          Name           Exercise(#)       Realized       Exercisable        Unexercisable         Exercisable         Unexercisable
          ----           -----------       --------       -----------        -------------         -----------         -------------


Leonard MacKenzie             0               $0                 0              500,000                $0                 $30,000

Gerald Youngblood             0                0           450,000                  0                84,000                   0

Tom Upton                     0                0             3,958               61,042               1,108                 1,692

Tony Giovaniello           10,000          20,875           39,479              110,521              11,054                21,146

John Osborne                  0                0           200,000                  0                    0                    0

Toni McElroy                  0                0            80,000                  0                17,500                   0



(1) The last sale price of the Company's Common Stock on December 31, 1996, as reported by The Nasdaq SmallCap Market, was $1.63

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 21, 1997, by (i) each of the Company's directors and "named executive officers,"
(ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Except as indicated, each such person has sole voting and investment powers with respect to his and her shares. The address of SunRiver Group is 515 Congress Avenue, Suite 2500, Austin, Texas 78701. The address of Stephen Maysonave is 919 Corriente Pointe, Redwood City, CA 94065.
                               Number of Shares                  Percentage of
Name of Beneficial Owner      Beneficially Owned              Outstanding Shares
------------------------      ------------------              ------------------

SunRiver Group                  30,614,084(1)                        56.9%
Stephen Maysonave,
  Voting Trustee                    30,614,084(1)(2)                 56.9%
Leonard Mackenzie                  416,667(3)                            *
Tom Upton                          125,000(4)                            *
Gerald Youngblood                  450,000(3)                            *
Tony Giovaniello                    65,937(3)                            *
John Osborne                       200,000(3)                            *
Toni McElroy                       150,000(5)                            *
Gary Wood                                -                               *
Daniel Matheson                          -                               *
Jeffrey Moore                            -(2)                            *
All current directors and executive
 officers as a group
 (seven individuals)               708,334                             1.4%

 *           Less than 1%.

(1) Includes 4,174,704 shares underlying the warrant held by SunRiver Group (the "SunRiver Group Warrant") to purchase shares of Common Stock at an exercise price of $1.84 per share. For additional warrants which may be issued to SunRiver Group, see "Item 13-Certain Relationships and Related Transactions."

(2) Includes the shares beneficially owned by SunRiver Group, as a result of Mr. Maysonave's beneficial ownership, as voting trustee, of 3,330,000 shares of Series B Preferred Stock of SunRiver Group (the "Series B Preferred") pursuant to a voting trust expiring March 1999. Under a stockholders agreement, the Series B Preferred has the power to elect three of the five directors constituting SunRiver Group's entire board of directors which has the sole voting power and, with the stockholders of SunRiver Group, shares the investment power with respect to the Common Stock owned by SunRiver Group. The 3,330,000 shares constitute 51.2% of the 6,500,000 outstanding shares of the Series B Preferred. Messrs. Jeffrey K. Moore and Matthew R. Moore (the "Moore Brothers") together own a majority of the outstanding shares of the Series B Preferred and a majority of the shares in the voting trust, and, voting together, have the power under the voting trust agreement to replace Stephen Maysonave as voting trustee at any time for any reason. Each of the Moore Brothers disclaims beneficial ownership of the other's shares of SunRiver Group's Series B Preferred. See "Item 13--Certain Relationships and Related Transactions" for legal proceedings and pledges of Common Stock by SunRiver Group which may, at a subsequent date, result in a change in control of the Company.

(3) Consists of shares of Common Stock which may be issued upon exercise of options.

(4)  Includes 65,000 shares issuable upon exercise of options.

(5)  Includes 80,000 shares issuable upon exercise of options.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

         As of March 1997, SunRiver Group was a guarantor of $750,000 owing from TradeWave to MCC through the end of 1997 under the Technology Agreement between TradeWave and MCC. Additionally, in connection with the TradeWave Acquisition, TradeWave owed MCC $1,250,000 payable through the end of 1997 and MCC had disputed the adequacy of the delivery of 60,000 shares of Common Stock to satisfy a $250,000 payment due in 1996. In March 1997, MCC, TradeWave, the Company and SunRiver Group entered into agreements whereby all obligations of the parties in connection with the Technology Agreement and the TradeWave Acquisition Agreement, including SunRiver Group's guaranty, were discharged and TradeWave's membership in MCC was terminated. The Company paid MCC $500,000 and TradeWave granted MCC a non-exclusive license to use TradeVPI and assigned to a designee of MCC TradeWave's rights in the Infosleuth Project.

         Prior to his appointment as the Company's Controller in November 1996 and Chief Financial Officer in December 1996, Wayne Schroeder was a financial consultant to the Company and received consulting fees in 1996 of $87,500 from Boundless and $30,000 from TradeWave.

         William Moore, the father of Jeffrey K. Moore and Matthew R. Moore, has acted as a consultant for SunRiver Group from time to time and, during 1995, was a key consultant to the Company in financing transactions and acquisitions that resulted in the substantial growth of the Company, including the acquisition of TradeWave in April 1995 and the Digital Acquisition in October 1995. Under an agreement between the Company and NAFCO Consulting, Inc. ("NAFCO"), a corporation wholly owned by William Moore, the Company paid NAFCO $137,742 in 1995, including $10,000 for special assignments and $7,742 for expenses. The Company believes that the agreement between the Company and NAFCO, which terminated on December 31, 1995, was on terms as favorable to the Company as obtainable from unaffiliated third parties. On August 6, 1995 and January 31, 1996, the Company issued 200,000 shares and 225,000 shares, respectively, of Common Stock to William Moore (as stock grants under the 1995 Plan, which the Company has valued at $905,000) in consideration for special consulting services rendered in 1995. Reference is made to Note 2 to the table under the caption "Security Ownership of Certain Beneficial Owners and Management," above, regarding the shares of Series B Preferred of SunRiver Group owned by Messrs. Jeffrey K. Moore and Matthew R. Moore, which, if voted together, have the power to control SunRiver Group.

         In April 1996, William Moore was convicted of felonies related to the acquisition and operation of a Texas savings and loan from 1982 to 1984 and was ordered to pay approximately $12 million in restitution to several federal agencies. Although William Moore disclaims beneficial ownership of, or an economic interest in, the controlling shares of SunRiver Group owned by his sons, there can be no assurance that the federal government will not attempt to attribute an economic interest in such shares to William Moore, or that his sons will not sell such shares, in order to satisfy this restitution order. Either of these outcomes could result in a change in control of SunRiver Group and, therefore, the Company and its subsidiaries. Mr. Moore is appealing these convictions and restitution order. It is not possible to predict whether or when such a change of control will occur or the effect of any such change in the Company.

         In connection with the Digital Acquisition in October 1995, SunRiver Group pledged 21,439,380 shares of Common Stock to Chase and 5,000,000 shares of Common Stock to NCR. In consideration of such pledge, the Company expects to issue to SunRiver Group warrants to purchase such number of shares of Common Stock at $3.875 per share, subject to adjustment, as the Board of Directors of the Company determines is appropriate after obtaining independent advice regarding the fairness of such warrants. In consideration for the release of SunRiver Group's guarantee to MCC, the number of such warrants will be reduced by the number of warrants equal in value to $500,000, determined under the Black-Scholes valuation model or some other number of warrants determined by independent advice regarding the fairness of such consideration.


                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K Page No.
----------------------------------------------------------------------- --------

(a)     (1)(2) Financial Statements and Schedules
               -----------------------------------

               Index to Financial Statements                                F-1


         All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the Year ended December 31, 1996 or is not applicable or required.


         (3) The exhibits listed in the exhibit index attached to this Report are filed as part of this Report.

(b)      Reports on Form 8-K
         -------------------

         The Company filed a report on Form 8-K to report an event occurring on December 17, 1996 and included the following item:


         Item 4.     Changes in Registrant's Certifying Accountant.

         The Company did not file any other reports on Form 8-K during the fourth quarter of 1996.

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                          Page

Reports of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995              F-4

Consolidated Statements of Operations
  for the years ended December 31, 1996, 1995 and 1994                    F-5

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1996, 1995 and 1994                    F-6

Consolidated Statements of Cash Flows
  for the years ended December 31, 1996, 1995 and 1994                    F-8

Notes to Consolidated Financial Statements                                F-10

Schedule I - Condensed Financial Information of Registrant
(Parent Company)

  Condensed Balance Sheets as of December 31, 1996 and 1995               S-1

  Condensed Statements of Operations
     for the years ended December 31, 1996, 1995 and 1994                 S-2

  Condensed Statements of Cash Flows
     for the years ended December 31, 1996, 1995 and 1994                 S-3

Schedule II - Valuation and Qualifying Accounts                           S-4

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
SunRiver Corporation

We have audited the accompanying consolidated balance sheet of SunRiver Corporation and Subsidiaries as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the schedules for the year ended December 31, 1996 listed in the index on page F-1 of this Form 10-k. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunRiver
Corporation and Subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


BDO Seidman, LLP
Austin, Texas
March 21, 1997

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                        REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors and Stockholders
SunRiver Corporation

We have audited the accompanying consolidated balance sheet of SunRiver Corporation and Subsidiaries as of December 31, 1995 and the related statements of operations, stockholder's equity and cash flows for each of the two years in the period ended December 31, 1995. We have also audited the schedules for the years ended December 31, 1995 and 1994 listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunRiver
Corporation and Subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.
Austin, Texas
March 1, 1996, except for Notes 9 and 18, as to which the date is March 28, 1997

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                                             December 31,
                                                                                                   ---------------------------------
                                                                                                         1996             1995
                                                                                                   ---------------- ----------------
Current assets:
  Cash and cash equivalents                                                                               $  5,213         $    369
  Trade accounts receivable, (including $2,393 and $6,206
    from related parties), net                                                                              22,046           18,678
  Inventories (Notes 7 and 10)                                                                              18,525           25,758
  Deferred income taxes (Note 9)                                                                                 -            3,011
  Prepaid expenses and other current assets                                                                    256            1,572
                                                                                                   ---------------- ----------------
     Total current assets                                                                                   46,040           49,388
Property and equipment, net (Note 8)                                                                        11,474           11,795
Goodwill, net (Note 5)                                                                                       9,505           10,608
Other assets                                                                                                 2,506            3,744
Net assets of discontinued operations (Note 18)                                                                  -              321
                                                                                                   ---------------- ----------------
                                                                                                          $ 69,525         $ 75,856
                                                                                                   ================ ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable (Note 10)                                                                                  $ 13,950         $  8,000
  Current portion of long-term debt (including $169
    to a related party at December 31, 1995) (Note 10)                                                       8,009            6,211
  Accounts payable                                                                                          10,892           14,340
  Accrued expenses                                                                                           6,345            4,594
  Deferred revenue                                                                                             180              827
  Net liabilities of discontinued operation (Note 18)                                                        3,492                -
                                                                                                   ---------------- ----------------
     Total current liabilities                                                                              42,868           33,972
Long-term liabilities:
  Long-term debt, less current maturities (including $8,000
    and $8,000 to a related party)  (Note 10)                                                               13,382           22,008
  Deferred income taxes (Note 9)                                                                                 -            2,652
  Other                                                                                                        918              832
                                                                                                   ---------------- ----------------
     Total long-term liabilities                                                                            14,300           25,492
                                                                                                   ---------------- ----------------
         Total liabilities                                                                                  57,168           59,464
Commitments and contingencies (Notes 1, 14, 15, 17 and 18)                                                       -                -
Mandatorily redeemable preferred stock of subsidiary                                                         3,555            3,555
Stockholders' equity (Notes 11 and 19):
  Preferred stock                                                                                                -                -
  Common stock                                                                                                 486              456
  Additional paid-in capital                                                                                31,440           23,769
  Accumulated deficit                                                                                     (23,124)         (11,388)
                                                                                                   ---------------- ----------------
     Total stockholders' equity                                                                              8,802           12,837
                                                                                                   ---------------- ----------------
                                                                                                          $ 69,525         $ 75,856
                                                                                                   ================ ================


                   The accompany notes are an integral part of
                    these consolidated financial statements.

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              For the Years Ended
                     (in thousands, except per share data)

                                                                                                    December 31,
                                                                                 ---------------------------------------------------
                                                                                        1996              1995             1994
                                                                                 ------------------ ----------------- --------------
Revenue:
  Product sales (including sales to related
    parties of $21855, $39,600 and $1,841)                                               $ 130,733          $ 81,761        $ 7,173
  Services                                                                                   7,492            13,196          1,171
                                                                                 ------------------ ----------------- --------------
     Total revenue                                                                         138,225            94,957          8,344
Cost of revenue:
  Product sales                                                                            107,029            62,555          4,378
  Services                                                                                   2,639             6,829            511
                                                                                 ------------------ ----------------- --------------
     Total cost of revenue                                                                 109,668            69,384          4,889
                                                                                 ------------------ ----------------- --------------
       Gross margin                                                                         28,557            25,573          3,455
Operating expenses:
  Sales and marketing                                                                       10,433             7,940          1,092
  General and administrative                                                                 8,120             6,337            992
  Research and development                                                                   4,855             4,569            990
                                                                                 ------------------ ----------------- --------------
     Total operating expenses                                                               23,408            18,846          3,074
                                                                                 ------------------ ----------------- --------------
       Operating income                                                                      5,149             6,727            381
Other (income) expense:
  Interest expense                                                                           3,794             1,907             97
  Other                                                                                      1,980             (572)             61
                                                                                 ------------------ ----------------- --------------
     Total other expense                                                                     5,774             1,335            158
                                                                                 ------------------ ----------------- --------------
Income (loss) before income taxes,
  extraordinary item and discontinued operations                                             (625)             5,392            223
Income tax expense                                                                             962             1,323            185
                                                                                 ------------------ ----------------- --------------
Income (loss) from operations                                                              (1,587)             4,069             38
Loss from discontinued operations                                                          (9,652)             (870)              -
                                                                                 ------------------ ----------------- --------------
Income (loss) before extraordinary item                                                   (11,239)             3,199             38
Extraordinary loss on early extinguishment of debt,
  net of tax benefit of $393                                                                     -             (589)              -
                                                                                 ------------------ ----------------- --------------
Net income (loss)                                                                         (11,239)             2,610             38
Dividend on preferred stock of subsidiary                                                      497                93              -
Accretion to preferred stock of subsidiary                                                       -               681             64
Restructuring of preferred stock of subsidiary                                                   -             1,668              -
                                                                                 ------------------ ----------------- --------------
Earnings (loss) available for common shareholders                                       $ (11,736)          $    168       $   (26)
                                                                                 ================== ================= ==============
Weighted average common shares outstanding                                                  47,023            43,656         27,186
                                                                                 ================== ================= ==============
Earnings (loss) per common share from:
  Continuing operations                                                                 $   (0.04)          $   0.04        $  0.00
  Discontinued operations                                                                   (0.21)            (0.02)           0.00
  Extraordinary loss                                                                         0.00             (0.02)           0.00
                                                                                 ------------------ ----------------- --------------
Earnings (loss) per common share                                                        $   (0.25)          $   0.00        $  0.00
                                                                                 ================== ================= ==============

                  The accompany notes are an integral part of
                    these consolidated financial statements.

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (in thousands)

                                              Series A            Series B                         Additional
                                           Preferred Stock     Preferred Stock       Common Stock    Paid-in   Accumulated
                                         ----------------- --------- ----------  --------- --------
                                          Shares   Amount   Shares     Amount     Shares    Amount   Capital     Deficit     Total
                                         -------- -------- --------- ----------  --------- -------- --------- ------------ ---------
Balance, January 1, 1994                  13,270   $133     24,026     $240        26,439   $264    $10,931     $(11,530)  $    38
Recapitalization                         (13,270)  (133)   (24,026)    (240)        7,720     77      1,489                  1,193
Common stock sold,
  net of expenses                                                                   4,077     41        845                    886
Common stock issued for retirement
  of long-term debt to related party                                                  288      3        141                    144
Common stock issued to related party
  in settlement of management agreement                                               300      3        147                    150
Accretion to preferred stock
  of subsidiary                                                                                                      (64)      (64)
Net income                                                                                                            38        38
                                         -------- -------- --------- ----------- --------- -------- --------- ------------ ---------

Balance, December 31, 1994 (1)               -       -         -         -         38,824    388     13,553      (11,556)    2,385
Common stock sold                                                                   4,406     44      5,501                  5,545
Conversion of notes payable                                                         3,057     31      4,544                  4,575
Distribution of net assets                                                           (737)    (7)    (2,350)                (2,357)
Warrants issued in connection
  with placement of debt                                                                              1,691                  1,691
Restructuring of mandatorily redeemable
  preferred stock of subsidiary                                                                         830       (1,668)     (838)
Dividend on preferred stock
  of subsidiary                                                                                                      (93)      (93)
Accretion to preferred stock
  of subsidiary                                                                                                     (681)     (681)
Net income                                                                                                         2,610     2,610
                                         -------- -------- --------- ----------- --------- -------- --------- ------------ ---------


(1) Includes 26,937 shares of common stock purchased but unissued at December 31, 1994.


                                  (continued)
                  The accompanying notes are an integral part
                          of the financial statements.

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY, CONTINUED
                                 (in thousands)


                                              Series A            Series B                         Additional
                                           Preferred Stock     Preferred Stock       Common Stock    Paid-in   Accumulated
                                         ----------------- --------- ----------  --------- --------
                                          Shares   Amount   Shares     Amount     Shares    Amount   Capital     Deficit     Total
                                         -------- -------- --------- ----------  --------- -------- --------- ------------ ---------


Balance, December 31, 1995                   -        -         -         -        45,550     456    23,769     (11,388)     12,837
Conversion of notes payable                                                           783       8     1,492                   1,500
Common stock sold                                                                   1,267      12     2,858                   2,870
Common stock issued for payment
  of long-term debt                                                                    60       1       299                     300
Options and warrants issued for
  services to non-employees                                                                             526                     526
Stock options exercised                                                               587       6       879                     885
Deferred compensation from
  below market grants of stock
  options of subsidiary                                                                                 107                     107
Dividend on preferred stock
  of subsidiary                                                                       169       1       496        (497)         -
Warrants exercised                                                                    511       5     1,418                   1,423
Common stock repurchased and retired                                                 (725)     (7)   (1,298)                 (1,305)
Common stock issued for consulting services                                           370       4       894                     898
Net loss                                                                                                        (11,239)    (11,239)
                                         -------- -------- --------- ----------- --------- -------- --------- ------------ ---------
Balance, December 31, 1996                   -       $ -         -         $-      48,572    $486   $31,440    $(23,124)    $ 8,802
                                         ======== ======== ========= =========== ========= ======== ========= ============ =========

                   The acompanying notes are an integral part
                  of these consolidated financial statements.

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Years Ended
                                 (in thousands)

                                                                  December 31,
                                                     ----------------------------------
                                                          1996       1995       1994
                                                     ----------- ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                   $(11,239)   $  2,610    $     38
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Income (loss) from discontinued operations           9,652         870        --
    Depreciation and amortization                        3,957       2,857         307
    Loss from disposal of assets                           133
    Deferred revenues                                     (647)     (3,193)       (397)
    Provision for doubtful accounts                        180       1,072          48
    Provision for excess and obsolete inventory          3,845         348          42
    Deferred Taxes                                         358      (2,256)         48
    Write off of intangible assets                        --         1,554        --
    Shares issued in settlement of
       management agreement                               --           155         150
    Extraordinary loss on early
       extinguishment of debt                             --           282           8
Changes in assets and liabilities:
  Trade accounts receivable                             (3,548)    (12,270)     (1,879)
  Inventories                                            3,388      (7,595)       (314)
  Other assets                                           1,592      (1,595)       (496)
  Accounts payable and accrued expenses                    (76)      8,938       1,607
                                                      --------    --------    --------
Net cash:
  Provided by (used in) continuing operations            7,595      (8,223)       (838)
  Used in discontinued operations                       (6,160)     (1,629)
                                                      --------    --------    --------
Net cash provided by (used in) operating activities      1,435      (9,852)       (838)
Cash flows from investing activities:
  Capital expenditures                                  (1,384)       (229)       (100)
  Purchase of Digital Assets                              --       (14,970)       --
  Purchase of Boundless, net of cash acquired             --          --        (5,441)
                                                      --------    --------    --------
Net cash used in investing activities                   (1,384)    (15,199)     (5,541)
                                                      --------    --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock             5,177       2,164       1,841
  Decrease in short-term debt                              (30)       --          --
  Proceeds from debt issuance                            1,500      24,575       4,642
  Purchase and retirement of common stock               (1,305)       --           (15)
  Advances on revolving loan payable                     5,950       3,365        --
  Payment on long-term debt                             (6,496)
  Costs associated with issuance of debt                  --        (1,284)       --
  Restructuring of mandatorily redeemable
    preferred stock of subsidiary                         --        (3,500)       --
  Payments on capital leases                                (3)        (11)        (45)
                                                      --------    --------    --------
Net cash provided by financing activities                4,793      25,309       6,423
                                                      --------    --------    --------
Net increase in cash and cash equivalents                4,844         258          44
Cash and cash equivalents at beginning of period           369         111          67
                                                      --------    --------    --------
Cash and cash equivalents at end of period            $  5,213    $    369    $    111
                                                      ========    ========    ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                              For the Years Ended
                                 (in thousands)

                                                                   December 31,
                                                       --------------------------------
                                                          1996        1995      1994
                                                       ----------  ---------  ---------
Non-cash transactions:
  Issuance of common stock to retire debt                $  --      $  --     $   144
  Issuance of common stock for
    management services                                     --         --         150
  Expenses for private placement
    deducted from proceeds                                  --         --         955
  Accretion to preferred stock of subsidiary                --          681        64
  Dividend on Preferred Stock of Subsidiary                  497         93      --
  Distribution of net assets                                --        2,357      --
  Conversion of notes payable to common stock              1,500      4,575      --
  Issuance of common stock for Note Payment                  300       --        --
  Estimated value of compensatory
    options and warrants                                     526      3,216      --
  Issuance of common stock for consulting services           898        380       150
  Issuance of common stock in Digital Acquisition           --        3,000      --
  Obligations incurred in connection
    with the acquisition of equipment
    and intellectual property                               --          742     8,000
  Equipment acquisitions funded through capital leases       107        232      --
  Deferred compensation
Cash paid for:
  Interest                                                 4,293      1,615        32
  Taxes                                                     (794)     1,553      --


                  The accompanying notes are an integral part of these consolidated financial statements.

1.   Background



SunRiver Corporation (the "Company") is engaged in designing and manufacturing graphics and text computer terminals for business use. The Company's general strategy is to operate in one business segment as a provider of devices, which provide access to corporate network computing environments. The Company has two subsidiaries, Boundless Technologies, Inc., formerly SunRiver Data Systems Inc., ("Boundless") and TradeWave Corporation ("TradeWave"). The Company has discontinued the operations of TradeWave. (See Note 18)

During the period beginning in December 1994 and ending in October 1995, the Company made acquisitions and dispositions, which resulted in a total change in the Company's business and management. On December 9, 1994, the Company, which was then known as All-Quotes, Inc. ("All-Quotes") and its wholly owned subsidiary All-Quotes Capital ("Capital") entered into an acquisition agreement with SunRiver Group, formerly named SunRiver Corporation, (the "SunRiver Group Acquisition"). For accounting purposes the transaction was treated as a recapitalization of All-Quotes, with SunRiver Group as the acquirer, and its assets and liabilities were recorded at carryover basis. The former businesses of All-Quotes that were distributed to certain All-Quotes' shareholders during 1995 were recorded at historical net book value. Accordingly, the historical financial statements prior to December 9, 1994 are those of SunRiver Group, and all historical and any pro forma information related to All-Quotes has been excluded from these financial statements. The Company, which was incorporated in Delaware in 1988 as All-Quotes, Inc., changed its name to SunRiver Corporation, and changed its fiscal year end from June 30 to December 31.

As a result of two  acquisitions  since  December  1994,  the  Company,  through
Boundless, has been designing, assembling, selling and supporting general display terminals with limited graphics capability, high performance network graphics display terminals based on the X-Terminal protocol, and high performance alternatives to personal computers and other terminal products in multi-user, personal computer and minicomputer-based environments.

The Company acquired all of the outstanding common stock of Boundless on December 9, 1994, through a newly formed wholly owned subsidiary, SunRiver Acquisition Corporation ("Acquisition"). This transaction is more fully described in Note 3. Boundless also offers post-sale customer support services for its desktop terminals. Boundless' products and services are offered solely to businesses.

In October 1995, Boundless acquired assets relating to the General Display Terminal products of Digital Equipment Corporation ("Digital") sold under the "VT" and "Dorio" brands (excluding the VT 400 Series) (see Note 5).

A partnership formed in May 1995 by Boundless and General Automation, Inc. ("GA"), and managed by GA, designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless's and GA's version of the database system licensed from Pick Systems. Boundless also offers post-sale customer support services for its desktop terminals. Boundless's products and services are offered solely to businesses.

As a result of a third acquisition (see Note 4) in April 1995, the Company, through TradeWave, had been engaged in the business of developing and selling Internet software and value-added services which enable businesses to conduct private, secure communication and electronic commerce transactions over the Internet. During December 1996, the Company decided to discontinue the operations of TradeWave (See Note 18).

During the third and fourth quarters of 1996, the Company violated certain financial covenants of the Chase Credit Line and, during other periods of 1996, violated certain other covenants. Prior to the fourth quarter violations, Chase Manhattan Bank, as agent for the bank syndicate, granted waivers to the covenant violations. As a result of the fourth quarter violations, the Company entered

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)

into negotiations with the bank syndicate to revise the covenants for future quarters and to obtain a waiver of the fourth quarter violations. During March 1997, the Company completed negotiations with the bank syndicate and obtained both the requested revisions to the covenants and the waiver of the fourth quarter violations. The Company believes it will maintain compliance with the revised covenants.

2.   Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

Cash and Cash Equivalents
-------------------------

All highly liquid investments with remaining maturities at purchase of three months or less are considered cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over a 25-year period, and machinery and equipment are depreciated over periods ranging from 2 to 15 years. Expenditures that increase the value or extend the life of an asset are capitalized, while costs of maintenance and repairs are expensed as incurred. Gains or losses upon disposal of assets are recognized in income.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of cash and cash equivalents, mandatorily redeemable preferred stock and long-term debt reported on the balance sheets approximate their fair value. The Company estimated the fair value of redeemable preferred stock and long-term debt by comparing the carrying amount to the future cash flows of the instrument, discounted using the Company's incremental rate of borrowing for a similar instrument.

Research and Development
------------------------

Research and development expenses are charged to operations as incurred. The development costs of software to be marketed are expensed as incurred until technological feasibility is established. After that time, the remaining software production costs are capitalized as other assets in the balance sheet. Capitalized software costs are amortized using the sum of the years' digits method over three years, the estimated economic life of the software products. At December 31, 1996 and 1995, capitalized software development costs, net of amortization, were $74 and $319. During the year ended December 31, 1996, the Company wrote off $327 of the capitalized software. Amounts capitalized and expensed for the years-ended December 31, 1996, 1995 and 1994 were as follows:

                                        1996          1995          1994
                                     -----------   -----------   -----------

Capitalized software costs           $     33      $    195      $     40
Amortization expense                      308           409            30

Revenue Recognition
-------------------

The Company recognizes revenue from product sales upon shipment to the customer. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. The Company has recorded an allowance for doubtful accounts of $1,227 and $1,407 as of December 31, 1996 and

                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


1995, respectively. Service revenue is recognized when services are performed and billable. Revenue from maintenance and extended warranty agreements are deferred and recognized ratably over the term of the agreement. The Company had revenue from two customers representing 16% and 14% of total revenues in 1996, and had revenues from one customer of 42% of total revenues in 1995.

Advertising
-----------

Advertising costs are expensed as incurred. The amount charged to advertising expense was $1,631, $561 and $104 for the years ended December 31, 1996, 1995 and 1994.

Goodwill
--------

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. Amortization of goodwill amounted to $1,117 and $386 for the years ended December 31, 1996 and 1995 and $11 during the period from acquisition to December 31, 1994.

Earnings (Loss) Per Common Share
--------------------------------

The computation of earnings (loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during the period, deemed to include shares purchased but unissued, plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from exercise of stock options and warrants, and conversion of convertible notes payable. These contingently issuable common shares were not included in the calculation of earnings (loss) per share for any period except the year ended December 31, 1994, as the effect would have been either not material or anti-dilutive for all other periods presented. Earnings (loss) available for common shareholders includes the effects of the accretion to the preferred stock of a subsidiary and preferred stock dividends. As a result of the recapitalization described in Note 1, the number of shares outstanding has been retroactively restated for all periods presented.

Pervasiveness of Estimates
--------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
------------

As more fully discussed in Note 9, income taxes are provided in accordance with the liability method of accounting for income taxes pursuant to the Financial Accounting Standards Board ("FASB") Statement No. 109. Accordingly, deferred income taxes are recorded to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial amounts at year-end.

New Accounting Standards
------------------------

The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock issued to Employees." The Company follows FASB Statement 123, "Accounting for Stock-Based Compensation" for financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in


                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of December 31, 1996 indicated there was no impairment to these assets' carrying values.

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share". SFAS No. 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

3.   Acquisition of SunRiver Group and Boundless

Issuance of Common Stock to SunRiver Group
------------------------------------------

Pursuant to the terms of the SunRiver Group Acquisition agreement referred to in
Note 1, on December 9, 1994, the Company issued 5,594,001 shares of its common stock to SunRiver Group in exchange for all of SunRiver Group's assets and liabilities. The Company also agreed to issue to SunRiver Group, for no additional consideration, that number of newly issued shares that would have increased SunRiver Group's total ownership of the Company's outstanding common stock to not less than 63% after giving effect to certain other issuances of common stock as described below.

On December 9, 1994, the Company did not have a sufficient number of shares of authorized but unissued common stock available to complete the transactions required by the SunRiver Group Acquisition agreement. Accordingly, the Board of Directors of the Company agreed to take all steps required to restate its Certificate of Incorporation to increase the number of authorized shares and issue the required shares to establish SunRiver Group's ownership at not less than 63% of the Company's then outstanding common stock. At December 9, 1994, the Company delivered to SunRiver Group proxy and voting agreements which entitled SunRiver Group to represent and vote 3,103,000 shares at any meeting of stockholders on any matter requiring stockholder approval. These proxy and voting agreements, along with the shares issued to SunRiver Group at closing, represented at least 51% of the voting rights of the outstanding common stockholders. As SunRiver Group unconditionally controlled the Company and had the intent and ability to maintain ongoing ownership as noted above, the transaction was accounted for effective December 9, 1994. During 1995, the Company amended its Certificate of Incorporation to increase the total number of shares of common stock authorized from 20,000,000 to 60,000,000, and issued the additional shares required under the SunRiver Group Acquisition agreement.

During October 1995, pursuant to the terms of the SunRiver Group Acquisition agreement and in consideration for SunRiver Group's guarantee of the Amended Put Option referred to in Note 5, the Company issued to SunRiver Group a warrant to acquire an additional 4,174,704 shares of the Company's common stock at an exercise price equal to the market value per share of the Company's common stock on December 9, 1994. The value of these warrants was determined to be immaterial under APB 25 during 1994.

Exchange Offer
--------------

On December 9, 1994, the Company agreed to assign all of its assets and liabilities to its wholly owned subsidiary, Capital, and effectively cease all


                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


existing business operations. The proceeds from a private placement then in process (more fully described below) and the SunRiver Group assets and liabilities were excluded from the assets and liabilities assigned to Capital. Capital entered into an escrow agreement whereby cash and shares of its common stock were deposited in escrow as collateral for all of the Company liabilities transferred to it. The Company agreed to prepare and complete an exchange offer whereby the Company would exchange all of its common stock of Capital for shares of common stock of the Company held by certain of its shareholders of record as of the closing date, none of whom were part of SunRiver Group.

As more fully described in Note 18, in January 1995 the Company sold substantially all of the operating assets of its dial-up market data services business and later disposed of its remaining interest in Capital.

Boundless Acquisition
---------------------

Acquisition acquired all of the outstanding common stock of Boundless from the former owner, NCR Corporation ("NCR") (the "Boundless Acquisition"), for $5,000 in cash, an $8,000 mortgage note payable to NCR (the "NCR Note") and $5,472 of mandatorily redeemable preferred stock of Boundless. Additionally, approximately $441 in expenses associated with the purchase was incurred. Under the terms of the agreement, NCR assumed all intercompany balances, tax liabilities, accrued pension liabilities, and accruals for employee-related plans, such as medical and workers compensation of Boundless as of December 9, 1994. Also, NCR retained the liability for any post employment benefits related to terminations within six months of the closing date of the transaction. Benefits payable under the pension plan, which were frozen as of the closing date, are maintained in NCR's defined benefits plan. Additionally, NCR assumed the defense of certain legal proceedings at its own expense. NCR also agreed to pay, at its own expense, any amounts paid in settlement related to these proceedings.

Boundless has 1,000 authorized shares of mandatorily redeemable preferred stock (the "Boundless Preferred Stock"), all of which are issued to NCR and outstanding. In connection with the Boundless Acquisition, NCR was granted a put option (the "Put Option") to require Acquisition to purchase all of the preferred stock of Boundless owned by NCR. In addition, NCR granted a call option (the "Call Option") to Boundless that permitted Boundless to purchase the preferred stock. As more fully described in Note 5, the terms of the Put Option and the Call Option were restructured in October 1995.

A portion of the purchase price for the Boundless Acquisition was funded by the sale of 7,000,000 shares of common stock at $.50 per share to accredited investors in a private placement in which an underwriter (RAS) acted as the exclusive placement agent. As of December 31, 1994, 4,077,452 shares of common stock had been issued in connection with the offering. The remaining 2,922,548 shares were issued in 1995. Total gross proceeds from the offering were $3,500. Expenses relating to this offering were approximately $1,343, of which RAS received $945, consisting of a commission of 10%, a non-accountable expense allowance of 3% of the gross proceeds, $250 as an investment banking fee and a $240 consulting fee. The per share price of the offering was determined by arms-length negotiations between the Company and RAS. The balance of the cash portion of the purchase price was paid from borrowings on the revolving line of credit.

The Boundless Acquisition has been accounted for under the purchase method and, accordingly, the operating results of the Company include the results of operations of Boundless since the date of acquisition.

                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


The following is a summary of the assets and liabilities of Boundless, as acquired, as of the date of the acquisition:

Current assets                                                        $  16,775
Property, plant and equipment, net                                       13,432
Other assets                                                              2,448
                                                              ------------------
     Total assets                                                     $  32,655
                                                              ==================

Current liabilities                                                   $  10,268
Long-term debt                                                            8,000
Other liabilities                                                         3,471
                                                              ------------------
     Total liabilities                                                $  21,739
                                                              ==================

Mandatorily redeemable preferred stock                                $   5,472

See Note 5 for an unaudited pro forma summary of consolidated results of operations in connection with the Boundless Acquisition and the acquisition of the Digital assets.

4.   Acquisition of Enterprise Integration Network Technology

During April 1995, the Company, through its newly formed, wholly-owned subsidiary EINet Acquisition Corporation (name changed to TradeWave), acquired the Enterprise Integration Network technology (the "TradeWave Technology") from the Microelectronics and Computer Technology Corporation ("MCC") (the "TradeWave Acquisition") for approximately $1,300 plus royalties.

At the same time, TradeWave entered into a technology agreement (the "Technology Agreement") with MCC to participate in current and future research and development projects selected by the Company. The current project focused on the development of technology to intelligently navigate dynamic information networks such as the Internet.

The purchase of the TradeWave Technology from MCC was funded in part through the issuance of $1,000 principal amount of 10% convertible notes ("TradeWave Notes") to investors outside the United States. These notes have been converted into 1,270,375 shares of the Company's common stock. In April 1995, the Company allocated substantially the entire $1,300 purchase price of the TradeWave Technology (inclusive of approximately $300 of capitalized costs directly related to the TradeWave acquisition) to purchased intellectual property. This allocation was based upon the belief that the web browser and directory technology included in the TradeWave Technology were ready to be commercialized profitably. Subsequently in 1995, management recognized that sales practices of its Internet competitors of providing Internet browser software free of charge and listings and advertising space in Internet directories free or for a nominal charge had impaired the revenue potential of this technology. Nevertheless, this technology was considered a valuable component of TradeWave's Virtual Private Internet product. In October 1995, TradeWave developed a new strategic plan, which de-emphasized the web browser and directory services technology and instead emphasized the TradeWave's Virtual Private Internet solution integrating applications, information servers, directory services and security ("Trade VPI"). Based on this revised business plan, the Company recognized that no significant revenues would result until development of the integrated Virtual Private Internet solution was completed and released for commercialization. Accordingly, in the quarter ended December 31, 1995, the Company recognized a $1,225 charge associated with in-process research and development.

                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


The Company had continuing monetary obligations to MCC under the TradeWave Acquisition Agreement and the Technology Agreement. The Release, Settlement and Satisfaction of Indebtedness Agreement ("Release Agreement") dated March 5, 1997 with MCC released TradeWave, SunRiver and SunRiver Group from any and all obligations in return for $500 and a non-exclusive license to the certain software developed by TradeWave. SunRiver Group was a guarantor of the amounts owed under the Technology Agreement.

In connection with the Digital Acquisition in October 1995, SunRiver Group pledged 21,439,380 shares of Common Stock to Chase and 5,000,000 shares of Common Stock to NCR. In consideration of such pledge, the Company expects to issue to SunRiver Group warrants to purchase such number of shares of Common Stock at $3.875 per share, subject to adjustment, as the Board of Directors of the Company determines is appropriate after obtaining independent advice regarding the fairness of such warrants. In consideration for the release of SunRiver Group's guarantee to MCC, the number of such warrants will be reduced by the number of warrants equal in value to $500,000, determined under the Black-Scholes valuation model or some other number of warrants determined by independent advice regarding the fairness of such consideration.

5.   Acquisition of Text Terminal Business From Digital Equipment Corporation

The Transaction
---------------

During October 1995, Boundless purchased from Digital Equipment Corporation ("Digital") certain assets (the "Digital Assets") relating to Digital's general purpose character-cell, host-dependent computer display terminals ("text terminals") product lines, including products sold under the "VT" and "Dorio" brands (the "Digital Acquisition"). The Digital Acquisition has been accounted for as a purchase.

The Digital Assets consisted principally of inventory, trade names, trademarks and patents. Software and other intellectual property used by Digital in its text  terminal  business  were  simultaneously  licensed  to  Boundless.  As  no manufacturing facilities were included in the Digital Assets, Boundless transferred production of the acquired product lines from Digital's facilities in the Far East to the Boundless plant in Hauppauge, New York.

Pursuant to a related supply agreement, Digital agreed to purchase from Boundless at least 95 percent of Digital's worldwide requirements for text terminals and related parts for a four-year period, with a minimum of 80,000 units of text terminals during the first year. The Company has guaranteed all of the obligations of Boundless under the supply agreement.

Boundless and Digital also entered into agreements pursuant to which Digital (i) manufactured for Boundless text terminals through January 30, 1996 and modules until June 30, 1996; (ii) provided to Boundless certain technical, sales, marketing and administrative services relating to text terminal products through February 19, 1996 and (iii) is providing certain worldwide warranty and post-warranty servicing on text terminals sold and designated for such servicing by Boundless for a period of four years.

The purchase price of the Digital Assets, $18,697, included $7,481 for inventory, $188 for other assets and $250 for intellectual property. The Company recorded $10,777 in goodwill, which is the excess of the purchase price and related direct costs of the acquisition of $2,199 over the fair value of net assets acquired. In addition, Boundless is obligated to pay $347 for certain tooling and equipment to be delivered by Digital by June 30, 1996.

The Financing
-------------

Of the amount paid to Digital, $13,498 was paid in cash with $3,000 paid by the issuance of 1,000,000 shares of the Company's common stock, which the Company registered in July 1996, at its cost, for resale under applicable securities laws. Boundless obtained bank financing (the "Bank Financing") to pay the cash portion of the purchase price of the Digital Assets from Chase Manhattan Bank, N.A., acting for itself and as agent for other participating banks ("Chase"), under a term loan in the principal amount of $20,000 and a revolving line-of-credit providing for revolving loans of up to $20,000, based upon lending

                                   Continued
                                      F-16

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)

formulas and subject to sub-limits and other terms as are set forth in the loan outstanding amounts owed to Congress Financial Corporation ("Congress") under a revolving line-of-credit, plus a $700 early termination fee, which the Company recorded as an expense in October 1995. The Company recorded an expense of approximately $282 related to costs that had been capitalized when the Congress line-of-credit was originally obtained. The Company incurred costs related to the Bank Financing of $1,295, which is being amortized on a straight-line basis over the three-year term of such Bank Financing.

The Company guaranteed the obligations of Boundless under the Bank Financing, which was collateralized by a pledge of all of the outstanding common stock of Acquisition ("Boundless Common Stock"). Acquisition also guaranteed the obligations of Boundless under the Bank Financing and collateralized its guarantee with a pledge of all of the outstanding common stock of Boundless.
SunRiver Group also guaranteed the obligations of Boundless, which was collateralized by a pledge of 21,439,380 shares of common stock of the Company owned by SunRiver Group.

In addition, the Company issued to Chase a warrant to purchase 1,000,000 shares of common stock exercisable at $3.69 per share, subject to anti-dilution adjustments, at any time after October 20, 1996 and prior to the close of business on October 19, 2000. These warrants were valued at $1,660 and are being amortized as debt issue costs.

The NCR Restructuring
---------------------

As a condition to the Bank Financing, Boundless, Acquisition and SunRiver Group were required to restructure (the "Restructuring") obligations to NCR which were incurred in December 1994 in connection with the Company's acquisition of Boundless from NCR.

Boundless has 1,000 shares of mandatorily redeemable preferred stock, all of which are issued to NCR and currently outstanding. In the Restructuring (i) the Company paid NCR $3,500 in cash; (ii) the Call Option permitting the Company to purchase the preferred stock of Boundless owned by NCR was amended (the "Amended Call Option") to reduce its aggregate exercise price to $3,555 and to change its expiration date to the earlier of January 30, 1999 or the completion by Boundless or any of its parent companies of a public offering; (iii) the Put Option requiring the Company to purchase the preferred stock was amended (the "Amended Put Option") to reduce its exercise price to $3,555, and to become exercisable on or after the expiration date of the Amended Call Option until December 31, 1999; (iv) the Company issued to NCR a warrant, valued at $830, to purchase 500,000 shares of common stock of the Company, exercisable at $3.875 per share, subject to adjustment, at any time after October 20, 1996 and prior to the close of business on October 20,1998; (v) Boundless and its parent companies agreed to pay NCR $497, a rate of 14%, (the "Annual Payment Amount") on October 20, 1996 and each anniversary thereafter (the "Annual Payment Date"), until either the Amended Put Option or the Amended Call Option has been exercised or canceled, each such payment to be made in cash, to the extent permitted by the terms of the Bank Financing, and, to the extent not so permitted, the balance of the Annual Payment Amount must be paid by delivering to NCR such number of shares of common stock of the Company which, if sold on the applicable Annual Payment Date, would net such balance due; (vi) the maturity date of the $8,000 Promissory Note payable by the Company to NCR was extended to January 31, 1999 and if Acquisition makes a public offering of its securities, it must prepay the Promissory note in an amount equal to the difference between the net proceeds of the offering and the amount paid to NCR or any of its affiliates on redemption or purchase by Acquisition of the Boundless Preferred Stock plus the amount paid to Chase under the terms of the Bank Financing; (vii) SunRiver Acquisition Corp.'s pledge to NCR of the Boundless common stock was canceled and the Boundless common stock was pledged to Chase; (viii) SunRiver Group's pledge to NCR of common stock of the Company was reduced to 5,000,000 shares and SunRiver Group pledged the remainder of its common stock of the Company to Chase.

In the event of liquidation of Boundless, NCR shall be entitled to $3,555 before any amount shall be paid to holders of the Boundless common stock. While the Boundless preferred stock is outstanding, Boundless is restricted from creating


                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)

any shares of stock which shall be in any respect on parity with or have any preferences to take priority over the Boundless preferred stock, or to alter in any manner the rights or preferences of the Boundless preferred stock.

The Company recorded a charge of $1,668 to retained earnings at the date of the Restructuring for the difference between the change in the carrying value of the Boundless preferred stock and the sum of the cash payment and the fair value of the warrant for 500,000 shares of common stock of the Company issued to NCR.

The cash payment of $3,500 made to NCR was paid by the Company from gross proceeds of $4,250 received by the Company from Regulation S offerings to investors outside of the United States. In two offerings, the Company issued non-interest bearing convertible promissory notes for $2,500 (the "$2,500 Notes") and $750 (the "$750 Notes"), respectively. The $2,500 Notes were converted on November 30, 1995 into 1,236,855 shares of common stock of the Company determined by dividing $2,500 by 70% of the average closing bid price of the common stock of the Company on the five business days immediately preceding the conversion. The $750 Notes were converted in November 1995 into 359,691 shares of common stock of the Company determined by dividing $750 by 70% of the average closing bid price of the common stock of the Company on the five business days immediately preceding the conversion. Upon conversion of such non-interest bearing notes, depending on the significance of the amount, a portion of the difference between the carrying value of the notes and the fair market value of the shares issued is accounted for as financing expense and the remainder as cost of equity. The amount to be allocated to financing expense, assuming an estimated interest rate of approximately 20%, was determined to be immaterial. In a third Regulation S offering, the Company received gross proceeds of $1,000 by selling 472,589 shares of common stock. In addition, the Company obtained bridge financing of $1,000 at 6% interest approximately ten days before the close of the offerings. This loan was repaid from the proceeds of the offerings described above.

In addition, warrants, valued at $661, to purchase 525,000 shares of common stock of the Company exercisable at $3.625 to $3.875, the market price on the date of grant, were granted to financial advisors in October 1995 in connection with these offerings. These warrants are exercisable for three years from the date of grant and the holders have registration rights with respect to the shares issuable upon exercise of these warrants. A portion of the value of the warrants was recorded as a cost of equity and a portion as debt issuance costs in accordance with the terms of the associated equity or debt instruments. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Digital Assets had occurred at the beginning of 1995 and 1994, respectively, and as if the Boundless Acquisition described in
Note 3 had occurred at the beginning of 1994. The pro forma presentation reflects the impact of certain adjustments; (a) amortization of goodwill, (b) increased interest expense, (c) increased depreciation expense, and (d) decrease of corporate overhead charges. It does not purport to be indicative of the financial results, which actually would have occurred had the acquisition been made at the beginning of 1995 and 1994, respectively, or of the results that may occur in the future.

                                                                1995                1994
                                                         ------------------   -----------------

Net sales                                                        $ 150,352           $ 144,263
Income (loss) from continuing operations                               466             (5,431)
Income (loss) per share from continuing operations                    0.01              (0.18)

The following is a summary of the Digital Assets as of the date of the acquisition:

Inventory                                                        $   7,482
Goodwill                                                            11,028
Other assets                                                           188
                                                         ------------------
     Total assets                                                $  18,698

                                                         ==================
                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)

6.   GAI Partnership

Effective May 1995, Boundless and GA formed a limited liability company ("GAI") with GA owning 51% and Boundless owning 49%. GAI was formed to allow GA to acquire the former ADDS Pick based business owned by Boundless. This business was acquired by Boundless from NCR in December 1994 along with a terminal business. (See Note 1 and 3)

Under the terms of the operating agreement which governs the operation of GAI, (the "Operating Agreement"), GAI operates and manages GA's and Boundless' Pick business. Under the Operating Agreement, Boundless is entitled to receive cash distributions from GAI in an amount equal to a percentage of GAI's net revenues, which is payable whether or not GAI is profitable or generating positive cash flow. The percentage of net revenues to which Boundless is entitled was 12% for the first year of the Operating Agreement (subject to a minimum of $2,900 in the first year only) and will decline annually thereafter in steps until it reaches 7% in the fifth year. However, the percentage of net revenues payable to Boundless is subject to adjustment (upward or downward) under certain circumstances. Subsequent to the fifth year of the Operating Agreement, the percentage of net revenues to be paid to Boundless is to be determined by negotiations between GA and Boundless. GA is entitled to retain all cash generated by GAI, if any, after the payment to Boundless of the net revenue percentage described above.

Under the Operating Agreement, the business and affairs of GAI are managed exclusively by GA. However, in the event that GAI fails to achieve agreed upon revenue or profit projections, Boundless has the right to thereafter jointly manage GAI with GA. Further, upon the occurrence of certain other events, including the failure of GAI to pay to Boundless the percentage of net revenues to which Boundless is entitled, Boundless has the right to thereafter replace GA as the sole manager of GAI. During the first year of the Operating Agreement, Boundless paid a management fee of $1,031,000 in connection with GA's duties as manager of GAI. However, subsequent to the first year of the Operating Agreement, GA will not be entitled to any compensation for acting as manager of GAI.

Boundless received cash distributions of $2,473 and $1,475 for the years ended December 31, 1996 and 1995 and is included in product sales in the accompanying consolidated statements of operations. The Company accounts for GAI partnership revenue as a royalty rather than an equity investment due to the uncertainty regarding the initial value of its contribution to the GAI partnership.

                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


7.   Inventories

The major components of inventories are as follows:

                                                      December 31,
                                         --------------------------------------
                                                1996                1995
                                         ------------------   -----------------
Raw materials and purchased components           $  12,845           $  13,280
Finished goods                                       4,942              11,902
Demonstration equipment                                396                 222
Service parts                                          342                 354
                                         ------------------   -----------------
                                                 $  18,525           $  25,758
                                         ==================   =================




Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis.

8.   Property and Equipment

Property and equipment consists of the following:

                                                    December 31,
                                       ---------------------------------------
                                              1996                1995
                                       ------------------   -----------------
Land                                           $   3,780           $   3,780
Buildings and improvements                         6,175               5,893
Machinery and equipment                            4,846               4,520
                                       ------------------   -----------------
                                                  14,801              14,193
Less accumulated depreciation and                 (3,327)             (2,398)
amortization                           ------------------   -----------------
                                               $  11,474           $  11,795
                                       ==================   =================

9.   Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

                          1996       1995      1994
                        --------   --------  --------
Current:
  Federal               $  (340)   $   597    $   126
  State                     413        431         11
                        -------    -------    -------
                             73      1,028        137
                        -------    -------    -------
Deferred:
  Federal                (3,176)       (83)        44
  State                    --          (29)         4
  Valuation allowance     4,065     (1,121)      --
                        -------    -------    -------
                            889     (1,233)        48
                        -------    -------    -------
                        $   962    $  (205)   $   185
                        =======    =======    =======

                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to operations before income taxes as a result of the following:

                                                 1996         1995       1994
                                               ----------  ---------  ----------
Federal income tax at statutory rate           $  (3,760)  $     463  $       76
Goodwill amortization                                186         136           4
Losses for which no tax benefit was provided         -           -            89
State income tax benefit, net
  of federal income taxes                            273         243          15
Other, net                                           423          74           1
Change in valuation allowance                      3,840      (1,121)        -
                                               ---------   ---------- ----------
    Income tax expense (benefit)               $     962   $    (205) $      185
                                               =========   ========== ==========

The income tax benefit of $205 for the year ended December 31, 1995 includes a $393 tax benefit of an extraordinary loss and a $1,135 tax benefit from the TradeWave discontinued operations which are reflected net of tax in the accompanying consolidated statements of operations.

The components of the net deferred tax assets and liabilities were as follows:

                                                   December 31,
                                               -------------------
                                                 1996       1995
                                               --------   --------
Current deferred tax assets:
  Inventory                                    $ 2,524    $ 1,543
  Accounts receivable                              466        563
  Warranties                                       723        562
  Net operating loss carryforwards                --           53
  Other                                            764        638
                                               -------    -------
     Total current deferred tax assets           4,477      3,359
Current deferred tax liabilities:
  Software capitalized and other                   (28)      (257)
                                               -------    -------
     Net current deferred tax assets             4,449      3,102
                                               -------    -------
Noncurrent deferred tax assets:
  Net operating loss carryforwards               1,466       --
  Property and equipment                          --            9
  Acquired research and development               --          430
                                               -------    -------
     Total noncurrent deferred tax assets        1,466        439
Noncurrent deferred tax liabilities:
  Property and equipment                        (2,075)    (2,653)
                                               -------    -------
     Net noncurrent deferred tax liabilities      (609)    (2,214)
                                               -------    -------
       Net deferred tax assets                   3,840        888
       Less valuation allowance                 (3,840)      --
                                               -------    -------
                                               $  --      $   888
                                               =======    =======

                                   Continued
                                      F-21

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


At December 31, 1996, the Company has recorded a 100% valuation allowance on the net deferred tax asset since it could not be determined if the asset was more likely than not to be realized.

The Company files a consolidated federal tax return. As of December 31, 1996, the Company has net operating loss carryforwards of approximately $4,300 that will expire during 2011. For the year ended December 31, 1996, the Company was able to carryback $980 of its net operating losses, which resulted in a receivable of approximately $340.

10.  Debt

Notes Payable
-------------

During the year ended December 31, 1996, the Company was in violation in substantially all loan covenants, including maintaining specified levels of tangible net worth, fixed charge coverage, interest coverage and cash flow coverage. In March 1997 the revolving loan agreement was amended to revise the loan covenants. The banks also waived all prior loan covenant violations through that date. As a result, the Company has presented its current maturities of long-term debt in accordance with the original terms of the agreement, which were not affected by the amendment.

Notes payable at December 31, 1996 and 1995 consisted of a $20,000 revolving credit agreement included in the Chase Credit Line for loans and letters of credit, based upon the availability of collateral, generally a percentage of inventory and accounts receivable as specified in the agreement. The interest rate is prime plus 1.25% or LIBOR plus 2.5% (8.00% at December 31, 1996). The revolving loan outstanding at December 31, 1996 and 1995 was $13,950 and $8,000.

Each drawing under a trade letter of credit is subject to a drawing fee equal to a minimum of 0.25% of the amount drawn. In addition, a letter of credit fee of 2% per annum of the average face amount of all standby letters of credit outstanding is payable quarterly. There were letters of credit totaling $4,050 and $4,274 outstanding at December 31, 1996 and 1995. The maximum amount of additional credit available under the revolving loan at December 31, 1996 and 1995 was $4,607 and $6,500, subject to limitations base on the amount of eligible collateral.

The commitment fee is 0.5% per year on the average daily unused principal balance of the revolving loan and the outstanding letters of credit. The weighted average interest rate on short-term borrowings was 9.5%, 10.5% and 9.4% for the years ended December 31, 1996, 1995 and 1994, respectively.

Long-term Debt
--------------

Long-term debt at December 31, 1996 and 1995 consisted of the following:



                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)

                                                              1996         1995
                                                       ------------  -----------
Note payable to AT&T-GIS, bearing interest at
  8% payable quarterly, principal due on or before
  January 31, 1999, collateralized by land and building  $   8,000    $   8,000
Term loan payable to banks, collateralized by accounts
  receivable, inventories and substantially all other
  assets of the Company, bearing interest at a variable
  rate payable quarterly (8.00 % at December 31, 1996)      13,382       20,000
Note payable to shareholder of SunRiver Group, bearing
  interest at 9% payable quarterly, paid in June 1996            -          169
Other                                                            9           50
                                                       ------------  -----------
                                                            21,391       28,219
Less current maturities on long-term debt                   (8,009)      (6,211)
                                                       ------------  -----------
                                                         $  13,382    $  22,008
                                                       ============  ===========

TradeWave had a non-interest bearing note payable (effective rate of 9%) to a corporation in installments through 1997. The note had balances of $500 and $773 as of December 31, 1996 and 1995, respectively, and is included in the net liabilities of discontinued operations in the accompanying Consolidated Balance Sheets. This note was paid in full in March 1997.

Acquisition is the legal obligor of the note payable to NCR. The note is payable on or before January 31, 1999. However, the note and accrued interest is immediately due should Acquisition make an offering of its stock or debt pursuant to the Securities and Exchange Act of 1933.

Boundless is prohibited from declaring or paying dividends on its stock, or redeeming or otherwise acquiring any class of capital stock during the term of the agreement. The maximum aggregate amount that Boundless may loan or advance to the Company in a fiscal year is $200 less the total cash dividend Boundless paid to the Company in that year. The term and revolving loan agreement requires the Company to make contingent payments on the term loan should the Company obtain financing above a certain level by issuing stock.

The Company guaranteed the obligations of Boundless under the Bank Financing, which was collateralized by all of the outstanding common stock of Acquisition. Acquisition also guaranteed the obligations of Boundless under the Bank Financing and collateralized its guarantee with all of the outstanding common stock of Boundless. SunRiver Group collateralized its guarantee of Boundless's obligations to Chase with 21,439,380 shares of common stock of the Company.

Aggregate debt scheduled maturities at December 31, 1996 were as follows:


1997                         $   8,009
1998                             5,382
1999                             8,000
                             ---------
                             $  21,391
                             =========


                                   Continued
                                      F-23

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


11.  Equity

At December 31, 1996 and 1995, stockholders' equity consisted of the following:

                                                         1996           1995
                                                      ------------  ------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                 $     -       $     -
Common stock, $0.01 par value, 60,000,000 shares
  authorized, 48,572,000 and 45,550,000 shares issued
  at December 31, 1996 and 1995, respectively                 486           456
Additional paid-in capital                                 31,440        23,769
Accumulated deficit                                       (23,124)      (11,388)
                                                      ------------  ------------
     Total stockholders' equity                         $   8,802     $  12,837
                                                      ============  ============

The Company amended its Certificate of Incorporation during March 1995 to authorize the Board of Directors to issue up to 1,000,000 shares of preferred stock and 60,000,000 shares of common stock. The preferred stock may be issued in one or more series, with preference and other rights as determined from time to time by the Board of Directors. No such shares had been issued at December 31, 1996.

The Company issued 288,000 shares of its common stock during December 1994, valued at $0.50 per share, to a creditor in satisfaction of the outstanding principal and interest owed by the Company as of that date.

The Company issued 300,000 shares of its common stock during December 1994, valued at $0.50 per share, to Rosbro Capital Corp. ("Rosbro"), which was charged to expense, as consideration for releasing the Company from its obligations under a management consulting agreement. At the time, Rosbro was a corporation beneficially owned by the former Chairman of the Company.

The Company issued 200,000 and 225,000 shares of its common stock during August 1995 and January 1996, valued at $1.63 and $2.56 per share, to an individual whose sons are significant shareholders of SunRiver Group, the majority shareholder of the Company, which was charged to expense in connection with special consulting services rendered in 1995.

The Company issued 17,000 and 115,464 shares of its common stock during 1995 and 1996, valued at $3.25 and $2.42 per share, to the former President of the Company, which was charged to expense in connection with certain consulting services rendered in 1995.

The Company issued 20,000 shares of its common stock during January 1996, valued at $1.12 per share, to an investment advisor in connection with services rendered in 1995.

The Company issued 10,000 shares of its common stock during January 1996, valued at $1.94 per share, to the former audit firm of the Company.

The Company issued 60,000 shares of its common stock during July 1996, valued at $5.00 per share, to MCC as payment of installment due on outstanding obligations of TradeWave.

The Company issued 168,651 shares of its common stock on October 1996, valued at $2.95 per share, to NCR as payment of dividends due on Boundless preferred stock (See Note 3).

The Company completed several offerings of securities under Regulation S of the Securities Act of 1933 during 1996 as follows:

                                   Continued
                                      F-24

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


1. The Company received gross proceeds of $1,000 by selling 594,243 shares of common stock for $1.68 per share. Approximately $505 of the proceeds of this offering was used to fund working capital of TradeWave. The balance of the proceeds was used to repurchase 275,000 shares of restricted shares of its common stock at $1.80 per share.

2. The Company received gross proceeds of $500 by selling convertible non-interest bearing notes. During the year ended December 31, 1996, these notes were converted into 254,826 shares of common stock. The proceeds of this offering were used to repurchase 273,333 shares of common stock at $1.80 per share.

3. The Company received gross proceeds of $1,000 by selling convertible non-interest bearing notes. During the year ended December 31, 1996, these notes were converted into 528,487 shares of common stock. A portion, $810,000, of the proceeds of this offering was used to repurchase 176,667 shares of common stock at $1.80 per share. The balance of the proceeds was used primarily to fund working capital of TradeWave.

12.  Options and Warrants

In March 1995, the Company adopted an Incentive Stock Option Plan (the "1995 Plan") which permits the Board of Directors to grant performance shares, stock awards, stock options, Stock appreciation rights and incentive awards to employees, non-employee directors and others. The maximum number of shares to be issued under the 1995 Plan is not to exceed 6,000,000. The exercise price of each option granted is to be equal to or less than the market price of the Company's stock on the date of grant. The terms of the options are generally over five years with vesting occurring in 25% increments beginning one year after the grant date.

Prior to the 1995 Plan, the Company had adopted the 1991 Employee and Director Stock Option Plan (the "1991 Plan"). After the adoption of the 1995 Plan, the Company amended the 1991 Plan, eliminating any further grants of options under the 1991 Plan. As of December 31, 1996 there were 1,098,500 fully vested options outstanding, expiring in 2002.

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". During the years ended December 31, 1996 and 1995, all options issued to directors, officers and employees were granted at an exercise price, which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure portion of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weight average assumptions used for grants in 1996 and 1995 as follows:

     1.  Dividend yield of 0% for all years

     2.  Expected volatility of .71

     3.  Risk-free interest rates ranging from 5.22% to 5.83%

     4.  Expected terms ranging from 2 to 5 years.

                                   Continiued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


Under the accounting provisions of FASB Statement 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                               1996                 1995
                                          --------------       -------------
Net loss applicable to common stockholders
  As reported                               $ (11,736)           $     168
  Pro forma                                   (13,263)                (211)

Loss per share
  As reported                               $   (0.25)           $    0.00
  Pro forma                                     (0.28)                0.00

A summary of the status of the Company's stock options and warrants as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

Options                                           1996                         1995
-------                                    ------------------------------ ----------------------
                                                      Weighted                       Weighted
                                                       Average                        Average
                                         Shares     Exercise Price     Shares     Exercise Price
                                    --------------- -------------- -------------  --------------
Outstanding at beginning of year         3,937,500        $  1.43     1,358,500      $    1.56
  Granted                                4,039,117           1.83     2,639,600           1.36
  Exercised                               (927,421)         (0.95)            -              -
  Forfeited                             (1,787,110)         (1.87)      (60,600)         (1.35)
                                    --------------- -------------- -------------  -------------
Outstanding at end of year               5,262,086        $  1.68     3,937,500      $    1.43
                                    =============== ============== =============  =============
Options exercisable at end of year       3,100,401        $  1.68     1,358,500      $    1.56
                                    =============== ============== =============  =============
Weighted average fair value
  of options granted during the year                      $  2.20                    $    1.24
                                                    ==============                =============


Warrants                                          1996                         1995
--------                            ------------------------------ -----------------------------
                                                      Weighted                       Weighted
                                                       Average                        Average
                                         Shares     Exercise Price     Shares     Exercise Price
                                    --------------- -------------- -------------  --------------
Outstanding at beginning of year         7,536,593        $  2.95     5,499,704      $    2.76
  Granted                                  325,000           2.69     2,113,889           3.66
  Exercised                               (510,973)         (2.79)             -          0.00
  Forfeited                               (680,000)         (8.25)      (77,000)     $   (8.25)
                                    --------------- -------------- -------------  -------------
Outstanding at end of year               6,670,620        $  2.42     7,536,593      $    2.95
                                    =============== ============== =============  =============
Options exercisable at end of year       6,670,620        $  2.42     6,036,593      $    2.95
                                    =============== ============== =============  =============
Weighted average fair value
  of warrants granted during the                          $  2.63                    $    3.68
  year                                              ==============                =============

                                   Continued
                                      F-26

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1996:

Options
-------
                                                    Weighted
                Number                               Average          Number
              Outstanding                           Remaining       Exercisable
              at December      Exercise            Contractual      at December
               31, 1996          Price            Life (Years)        31, 1996
              -----------      --------           ------------      ------------

              1,872,981        $  1.35                3.16            933,064
                900,000           1.50                2.60            900,000
              1,050,000           1.57                5.97            250,000
                131,000           1.63                2.19            131,000
                 12,500           1.75                2.20             12,500
                 55,000           2.06                2.59             55,000
                715,000           2.13                3.07            605,000
                277,500           2.56                3.21            167,500
                230,305           2.82                3.81             41,520
                 17,800           3.28                3.84              4,817
             -----------                                          ------------
              5,262,086                                             3,100,401
             ===========                                          ============

Warrants
--------
                                                    Weighted
                Number                               Average          Number
              Outstanding                           Remaining       Exercisable
              at December      Exercise            Contractual      at December
               31, 1996          Price            Life (Years)        31, 1996
              -----------      --------           ------------      ------------

                 50,000        $  1.00                0.38             50,000
                350,000           1.65                0.38            350,000
              4,174,704           1.84                7.94          4,174,704
                 50,000           2.41                2.07             50,000
                147,916           2.69                2.11            147,916
                 50,000           3.00                2.00             50,000
                 45,000           3.63                1.83             45,000
              1,000,000           3.69                3.80          1,000,000
                210,000           3.78                1.80            210,000
                525,000           3.88                1.80            525,000
                 68,000           6.60                0.88             68,000
             -----------                                          ------------
              6,670,620                                             6,670,620
             ===========                                          ============

For the year ended December 31, 1996, in accordance with FASB Statement 123, the Company is required to account for options issued to non-employees for services rendered using the fair value method over their vesting period.

The Company granted an option to purchase 250,000 shares of common stock to a consultant in December 1996, vesting immediately, with an exercise price of $1.57. The option expires in December 2002. The option was granted for services rendered during the year ended December 31, 1996. The Company recorded compensation expense based on the fair value of the options on the grant date of $250 using the Black-Scholes option-pricing model.

                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)



A warrant to purchase 75,000 shares of common stock of the Company at an exercise price of $2.69 per share, exercisable through March 20, 1999, was granted in February, 1996 in consideration for obtaining an equipment leasing line of $1,000 for expansion requirements of TradeWave. The warrant was valued at approximately $115.

In connection with the January 1996 offerings of securities under Regulation S of the Securities Act of 1933, the Company issued warrants to financial advisors to purchase 200,000 shares of common stock at exercise prices ranging from $2.41 to $2.69 per share, exercisable through February 1999. These warrants were valued at approximately $326.

The Company issued warrants to purchase 50,000 shares of common stock in consideration for services provided for financial public relations. The warrants have an exercise price of $3.00 and are exercisable through December 1998. This warrant was valued at approximately $50.

The warrants issued to non-employees were recorded based on the fair values of the warrants on the grant date, using the Black-Scholes option-pricing model.

TradeWave adopted a 1995 Stock Option Plan during 1995. The discontinuance of operations at TradeWave during December caused the options outstanding to be without value.

13.  Related Party Transactions

The Company sells display desktop devices to and purchases components from NCR and its subsidiaries. The Company's sales to NCR and its subsidiaries were $15,454, $39,600 and $1,841 for 1996 and 1995 and the period from acquisition to December 31, 1994, respectively. Purchases from NCR and its subsidiaries were $2,440, $13,088 and $125 for those same periods, respectively. The Company had accounts receivable outstanding from NCR and its subsidiaries of approximately $2,422 and $5,166 at December 31, 1996 and 1995, respectively, and accounts payable of $452 at December 31, 1995. In addition, the Company received cash distributions from GAI of $2,473 and $1,475 for the years ended December 31, 1996 and 1995. The Company had a receivable from GAI of $963 as of December 31, 1996.

The Company has entered into agreements with NCR, which have an initial term of approximately five years, under which NCR will purchase display desktop devices from the Company, which NCR will market and sell under its own logo. NCR will supply computer system platform products to the Company for resale with its system software. To support this ongoing relationship, NCR will also provide field support services to the Company's customers. Under the agreements, NCR must purchase from the Company a minimum percentage of the Seller's total volume of purchases of this type of desktop device for domestic delivery. Pricing of the product sold under the agreements is a specified percentage of list prices, such percentage to be negotiated annually.

The former President of Capital provided certain consulting services to the Company during 1995 related to the Digital Assets acquisition, obtaining financing, and miscellaneous corporate matters. Compensation to the individual for the services amounted to approximately $440, including approximately $104 paid in cash and $335 paid in common stock of the Company.

Effective January 1, 1995, the Company entered into an agreement with an individual whose sons are significant shareholders of SunRiver Group. Under the agreement, the individual provided consulting services to the Company for a monthly fee of $10 plus additional fees for services outside the scope of that required by the base fee. During 1995 the Company granted the individual 425,000 shares of common stock valued at $901 at the date of grant for performing the special services. The agreement terminated December 31, 1995.

                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)

14.  Leases

The Company leases certain sales offices and miscellaneous office equipment under operating lease agreements, which expire at various times through May 2001. Total rent expense was $636, $622, and $122 in 1996, 1995 and 1994, respectively.

Future minimum rental commitments as of December 31, 1996 were as follows:

1997                                      $     742
1998                                            718
1999                                            422
2000                                            198
2001                                             34
                                         -----------
                                          $   2,114
                                         ===========

15.  Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably.

In accordance with the terms of the SunRiver Group Acquisition Agreements, Capital agreed to assume the defense of those legal proceedings initiated prior to the date of the acquisitions at its expense, including all potential liability that may result from an adverse judgment in any of those matters. While the Company believes that the indemnification will be sufficient to protect the Company from loss, there can be no assurance that the Company will be fully indemnified for losses, if any, it may incur in connection with pending litigation.

16.  Concentration of Credit Risk

The Company is required by FASB Statement 105, "Disclosure of Information about Financial Instruments with Concentrations of Credit Risk," to disclose concentrations of credit risk regardless of the degree of such risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company's cash policy limits credit exposure, however, for limited periods of time during the year bank balances may exceed the FDIC insurance coverage. The Company routinely assesses the financial strength of its customers and as a consequence, believes that its accounts receivable credit risk exposure is limited. No collateral is required. The Company extends credit in the normal course of business to a number of distributors and value-added resellers in the computer industry.

Net export sales were approximately $46,800, $15,912 and $1,127 for 1996, 1995 and 1994, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:

                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


                      1996         1995        1994
                 -------------  ----------   ---------
Middle East                1%          0%          0%
Europe                    30%         13%          5%
Africa                     1%          0%          0%
Canada                     0%          1%          6%
Other                      2%          3%          3%
                 =============  ==========   =========
     Total                34%         17%         14%
                 =============  ==========   =========

17.  Defined Contribution Plan

The Company provides a 401(k) retirement savings plan (the "401(k) Plan") for its full-time employees. Under the provisions of the 401(k) Plan, each participant may elect to contribute up to 15% of his or her annual salary. At its discretion, the Company may make contributions to the 401(k) Plan. During the year ended December 31, 1996, the Company made a contribution of $17 to the plan. No contributions were made during the year ended December 31, 1995. The Company does not intend to make a contribution for the year ended December 31, 1997.

18.  Discontinued Operations

The Company adopted a formal plan in December 1996 to discontinue operations by March 31, 1997 of its TradeWave subsidiary. The plan contemplated the sale of the business or its assets if possible, or a dissolution through a Voluntary Petition for Bankruptcy under Chapter 7 of the Bankruptcy Code. All TradeWave employees were terminated on March 5, 1997 and a small group of consultants were retained to effect an orderly cessation of its customer obligations.

The Company does not anticipate selling TradeWave for an amount that would be more beneficial than declaring bankruptcy. Therefore the loss generated by TradeWave for the year ended December 31, 1996, assumes that TradeWave will file under Chapter 7 of the Bankruptcy Code.

The assets of TradeWave, consisting primarily of equipment and accounts receivable, were written down to their liquidation value, resulting in a loss of approximately $360. All unsecured liabilities that could be discharged through bankruptcy have been written off, resulting in income of approximately $1,470. The debts and commitments that were guaranteed by the Company and SunRiver Group, including the TradeWave note payable to MCC, severance pay and lease commitments, totaling approximately $3,492 are included in the accompanying consolidated balance sheet. The Company's management believes that the disposal or liquidation of TradeWave will be accomplished with no significant additional losses accruing to the Company.

The estimated loss on the disposal of the discontinued operations of approximately $3,860 represents the estimated loss on the disposal of the assets of TradeWave and a provision of approximately $4,200 for the expected operating loss during the phase out period from December 1996 through March, 1997, when operations ceased. Approximately $2,300 of the operating loss was incurred during 1996.

Operating results of TradeWave for the eleven months ended November 30, 1996 are reflected separately in the accompanying Statements of Operations. The Consolidated Balance Sheets and Consolidated Statements of Operations for 1995 have been restated for the period from inception of TradeWave, April 1995, through December 31, 1995.

Net sales of TradeWave for 1996 and 1995 were $2,086 and $1,165.


                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)



In 1995, the Company sold substantially all of the operating assets of its dial-up market data services business to Global Market Information for $1,800.

Pursuant to the SunRiver Group Acquisition Agreement, the Company disposed of substantially all of its interest in diamond mining properties in Sierra Leone (owned through Capital and its subsidiary All-Quotes Data, Ltd. which changed its name to AmCan Minerals, Ltd. ("AmCan")) by granting to Bronson Conrad and J. Gerald Combs (who simultaneously resigned as Chairman of the Board and President and director, respectively, of the Company) a proxy to vote all shares of common stock of Capital owned by the Company (which then constituted 100% of Capital's outstanding common stock) on all matters upon which the common stock had the right to vote such shares. As a result, the Company relinquished its indirect beneficial ownership of approximately 67% of AmCan. Capital subsequently issued 15,000,000 shares of its common stock to Deston Holdings, Ltd., a company beneficially owned by Bronson Conrad. The Company's ownership of Capital's common stock was thereby reduced from 100% to less than 1% and stockholders' equity of the Company was reduced by approximately $2,357, which was its basis in Capital. The Company's remaining interest in Capital was subsequently repurchased by Capital in exchange for 736,501 shares of the Company's common stock, which were retired.

The results of these discontinued operations at December 31, 1996 and 1995 are summarized below:

                                                                   1996                1995
                                                            ------------------   -----------------
Loss on discontinued operations                                    $  (4,243)          $  (2,242)
Gain (loss) on disposal of part of discontinued operations            (5,409)              1,372
                                                            ==================   =================
     Loss from discontinued operations                             $  (9,652)          $    (870)
                                                            ==================   =================

No tax benefit is given for the loss on discontinued operations of TradeWave for the year ended December 31, 1996, as it could not be determined if it was more likely than not that the net operating loss would be realized. The loss on the discontinued operations of TradeWave for the year ended December 31, 1995 is reflected net of tax benefit of $1,135.

The gain on the sale of a portion of the discontinued operations of the diamond mining property for the year ended December 31, 1995 had no tax effect due to the availability of net operating loss carry-forwards which are not available for offset against the Company's income from continuing operations.

No tax benefit is given for the loss on discontinued operations for the year ended December 31, 1995, as these operations are not included in consolidation for tax purposes.

19.  Subsequent Events

Regulation S Offerings
----------------------

The Company completed two offerings of securities under Regulation S of the Securities Act of 1933 (a "Regulation S Offering") subsequent to December 31, 1996 described below:

1. In February 1997, the Company received gross proceeds of $1,000 by selling convertible notes, bearing interest at 8%, which require the holders to convert the notes by December 31, 1998 into common stock.


                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
                        (In thousands, except share data)


2. In March 1997, the Company received gross proceeds of $400 by selling convertible notes, bearing interest at 8%, which require the holders to convert the notes by December 31, 1998 into common stock. In connection with this offering, the Company issued warrants to a financial advisor to purchase 33,000 shares of common stock at an exercise price of $1.375 per share, exercisable through February 28, 2000. These options were valued at approximately $13. The proceeds of these offerings will be used by the Company to finance the discontinuance of operations at TradeWave.

Employee Stock Options Granted and Warrants Granted
---------------------------------------------------

Options to purchase a total of 300,000 shares of common stock of the Company were granted subsequent to December 31, 1996 under the 1995 Plan to employees. The options vest through the year 2001, and are exercisable through the year 2003 at an exercise price of $1.50.

A warrant to purchase 300,000 shares of common stock of the Company at an exercise price of $1.87 per share, exercisable through January 31, 2002, was granted in consideration for ongoing services provided in the area of financial consulting. The warrant was valued at approximately $487.

                                   Continued

                      SUNRIVER CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                             December 31,
                                                     ---------------------------
                                         ASSETS           1996         1995
                                                     ------------- -------------
Current assets:
  Cash and cash equivalents                             $      6    $    106
  Income tax refund                                          340        --
                                                        --------    --------
    Total current assets                                     346         106
Investments in and advances to subsidiaries
    (elimitated in consolidation):
  Investments, at equity                                  (4,154)      5,170
  Advances to subsidiaries, net                           12,752       8,339
  Other assets                                                84          40
                                                        --------    --------
                                                        $  9,028    $ 13,655
                                                        ========    ========
     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses                      226         818
                                                        --------    --------
    Total current liabilities                                226         818
                                                        --------    --------
    Total liabilities                                        226         818
Commitments and contingencies
Stockholder's equity:
  Preferred stock, $0.01 par value,
  1,000,000 shares authorized, none issued                  --          --
  Common stock, $0.01 par value, 60,000,000 shares
  authorized, 48,572,315 and 45,550,214 shares issued
    at December 31, 1996 and 1995, respectively              486         456
  Additional paid-in capital                              31,440      23,769
  Accumulated deficit                                    (23,124)    (11,388)
                                                        --------    --------
    Total stockholder's equity                             8,802      12,837
                                                        --------    --------
                                                        $  9,028    $ 13,655
                                                        ========    ========


         The financial statements should be read in conjunction with the
             Notes to the Consolidated Financial Statements in the
            Company's Annual Report on Form 10-K for the year ended
       December 31, 1996, which information is included elsewhere herein.

                      SUNRIVER CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                                 (In thousands)


                                                                         December 31,
                                                             --------------------------------
                                                                1996        1995        1994
                                                             --------    --------    --------
Sales                                                        $   --      $   --      $  3,180
Cost of sales                                                    --          --         1,692
                                                             --------    --------    --------
    Gross margin                                                 --          --         1,488
Expenses:
  Operating                                                     2,367         651       1,636
  Interest                                                         52           2          33
  Other (income) and expenses                                    (323)       --            78
                                                             --------    --------    --------
                                                                2,096         653       1,747
                                                             --------    --------    --------
Loss before benefit for income taxes and other items below     (2,096)       (653)       (259)
Benefit (provision) for income taxes                             (191)        215        --
                                                             --------    --------    --------
Loss before equity in loss from consolidated subsidiaries      (2,287)       (438)       (259)
Equity in income (loss) of consolidated subsidiaries              203        (543)        233
                                                             --------    --------    --------
Loss from continuing operations                                (2,084)       (981)        (26)
Equity from gain (loss) on disposal of discontinued operation  (9,652)      1,149        --
                                                             --------    --------    --------
    Net income (loss)                                        $(11,736)   $    168    $    (26)
                                                             ========    ========    ========
Weighted average number of common and common
  equivalent shares outstanding                                47,023      43,656      27,186
                                                             ========    ========    ========
Earnings (loss) per share:
  From continuing operations                                 $  (0.04)   $  (0.02)   $   0.00
  From disposal of discontinued operations                      (0.21)       0.02
                                                             --------    --------    --------
    Net income (loss)                                        $  (0.25)   $   0.00    $   0.00
                                                             ========    ========    ========

         The financial statements should be read in conjunction with the
             Notes to the Consolidated Financial Statements in the
            Company's Annual Report on Form 10-K for the year ended
       December 31, 1996, which information is included elsewhere herein.

                      SUNRIVER CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended
                                 (In thousands)

                                                                             December 31,
                                                                  -------------------------------
                                                                    1996        1995       1994
                                                                  ---------- --------- ----------
Net cash flows used in operating activities                       (10,747)    (1,620)       214
Cash flows from investing activities:
  Decrease (increase) in net advances to subsidiaries              (4,113)    (5,629)     3,700
  Increase in investment in consolidated subsidiaries, net          9,324        508     (5,678)
  Payments for other assets                                           (44)      --          (22)
                                                                  -------    -------    -------
    Net cash used in investing activities                           5,167     (5,121)    (2,000)
Cash flows from financing activities:
  Proceeds from sale of convertible notes                           1,500      4,575
  Proceeds from issuance of common stock                            3,980      2,164      1,826
                                                                  -------    -------    -------
    Net cash provided by financing activities                       5,480      6,739      1,826
                                                                  -------    -------    -------
Net increase (decrease) in cash and cash equivalents                 (100)        (2)        40
Cash and cash equivalents at beginning of year                        105        107         67
                                                                  -------    -------    -------
Cash and cash equivalents at end of year                                5        105        107
                                                                  =======    =======    =======
Non-cash transactions:
  Conversion of convertible notes into common stock                 1,500      4,575
  Compensatory value of options and warrants                          526      3,216
  Common stock issued for consulting services                         898        380
  Accrual of services to be paid in common stock                     --          857
  Distribution of assets of discontinued operations                  --        2,358
  Issuance of common stock in Digital purchase                       --        3,000
  Issuance of common stock for preferred dividend of subsibiary       497
  Issuance of common stock for TradeWave obligation                   300


         The financial statements should be read in conjunction with the
             Notes to the Consolidated Financial Statements in the
            Company's Annual Report on Form 10-K for the year ended
       December 31, 1996, which information is included elsewhere herein.

                      SUNRIVER CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        For the Years Ended December 31,
                                 (In thousands)

                        Balance at
                       Beginning of                          Balance at
      Description        Period      Addition  Deductions  End of Period
--------------------  -------------  --------  ----------  -------------
Allowances:
 Doubtful accounts:
         1994                  -     1,176 (A)    109 (B)      1,067
         1995              1,067     1,072        732 (C)      1,407
         1996              1,407       150        330 (C)      1,227
 Inventory reserves:
         1994                  -     4,046 (D)     48          3,998
         1995              3,998        99      1,065 (E)      3,032
         1996              3,032     3,845      1,024 (E)      5,853



A) Includes $1,128 of allowance for accounts acquired in the Boundless Acquisition.
B)   Includes accounts written off during the period.
C)   Includes accounts written off during the period.
D) Includes $4,004 of reserves for inventory acquired in the Boundless Acquisition.
E)   Includes inventory written off during the period.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997

                                        SUNRIVER CORPORATION




                                        By: /s/
                                           -------------------------------------
                                           Leonard Mackenzie
                                           President and Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/
---------------------   Chairman of the Board of Directors,       March 28, 1997
Leonard Mackenzie       President and Chief Executive Officer


/s/
----------------------   Vice-President - Finance, Chief          March 28, 1997
Wayne Schroeder          Financial Officer, Secretary and
                         Director (Principal Financial and
                         Accounting Officer)


/s/
----------------------   Director                                 March 28, 1997
Gary Wood

/s/
---------------------    Director                                 March 28, 1997
Daniel Matheson


/s/
---------------------    Director                                 March 28, 1997
Jeffrey K. Moore

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.*          Description of Exhibit
------------          ----------------------


2(a)[2] Asset Purchase Agreement, dated as of October 20, 1995, between Digital Equipment Corporation, as Seller, and SunRiver Data Systems, Inc., as Purchaser.

2(b)[2] Basic Order Agreement for Text Terminals Products and Parts, dated as of October 20, 1995, between Digital Equipment
               Corporation, as Buyer, and SunRiver Data Systems, Inc., as Seller, with All-Quotes, Inc. as guarantor of the obligations of SunRiver Data Systems, Inc. thereunder.

2(c)[2] Manufacturing Services Agreement, dated as of October 20, 1995, between Digital Equipment Corporation and SunRiver Data Systems, Inc.

2(d)[2] Interim Services Agreement, dated as of October 20, 1995, between Digital Equipment Corporation and SunRiver Data Systems, Inc.

2(e)[2]        Maintenance  Service  Agreement,  dated as of October  20,  1995,
               between  SunRiver  Data  Systems,   Inc.  and  Digital  Equipment
               Corporation.

2(f)[2] Trademark Assignment, dated as of October 20, 1995, from Digital Equipment Corporation to SunRiver Data Systems, Inc.

2(g)[2] Software License Agreement, dated as of October 20, 1995, between Digital Equipment Corporation and SunRiver Data Systems, Inc.

2(h)[2] Patent Assignment and License Agreement, dated as of October 20, 1995, between Digital Equipment Corporation and SunRiver Data Systems, Inc.

2(i)[2]        Registration   Agreement   relating   to  the  common   stock  of
               All-Quotes,   Inc.,  dated  as  of  October  20,  1995,   between
               All-Quotes, Inc. and Digital Equipment Corporation.

2(j)[2] Stipulation for Permanent Injunction and Final Order Thereon, entered October 30, 1995, relating to action by Sun Microsystems, Inc. against SunRiver Corporation, et al.

2(k)[2] Credit Agreement and Guaranty, dated as of October 20, 1995, among SunRiver Data Systems, Inc., as Borrower, SunRiver Acquisition Corp. and All-Quotes, Inc., as Guarantors, SunRiver Group, Inc., as Hypothecator, and The Chase Manhattan Bank, N.A., as Agent and Bank.

2(l)[2] Revolving Credit Note, dated October 20, 1995, of SunRiver Data Systems, Inc. payable to The Chase Manhattan Bank, N.A.

2(m)[2] Term Loan Note, dated October 20, 1995, of SunRiver Data Systems, Inc. payable to The Chase Manhattan Bank, N.A.

2(n)[2] Security Agreement, dated as of October 20, 1995, between The Chase Manhattan Bank, N.A., as agent and bank, and SunRiver Data Systems, Inc.

2(o)[2] Patent Security Interest Agreement, dated as of October 20, 1995, between The Chase Manhattan Bank, N.A., as agent and bank, and SunRiver Data Systems, Inc.

2(p)[2] Trademark Security Interest Agreement, dated October 20, 1995, between The Chase Manhattan Bank, N.A. and SunRiver Data Systems, Inc.

2(q)[2] Copyright Security Interest Agreement, dated as of October 20, 1995, between The Chase Manhattan Bank, N.A., as agent and bank, and SunRiver Data Systems, Inc.

2(r)[2] Pledge Agreement, dated October 20. 1995, between The Chase Manhattan Bank, N.A. and All-Quotes, Inc.

2(s)[2] Pledge Agreement, dated October 20, 1995, between The Chase Manhattan Bank, N.A. and SunRiver Acquisition Corp.

2(t)[2] Hypothecation Agreement, dated October 20, 1995, between The Chase Manhattan Bank, N.A. and SunRiver Group, Inc.

2(u)[2] Release and Reassignment Agreement, dated October 20, 1995, between SunRiver Data Systems, Inc. and Congress Financial Corporation.

2(v)[2] Supplementary Agreement, dated October 20, 1995, among SunRiver Group, Inc., SunRiver Acquisition Corp., SunRiver Data Systems, Inc. and AT&T Global Information Solutions Company.

2(w)[2] Cancellation of Pledge Agreements, dated October 20, 1995, executed by AT&T Global Information Solutions Company.

2(x)[2] Pledge Agreement, dated October 20, 1995, between AT&T Global Information Solutions Company, as pledgee, and SunRiver Group, Inc., as pledgor.

2(y)[2] Amended and Restated Call Option, dated October 20, 1995, granted to SunRiver Data Systems, Inc. relating to 1,000 shares of preferred stock of SunRiver Data Systems, Inc.

2(z)[2] Amended and Restated Put Option, dated October 20, 1995, granted to AT&T Global Information Solutions Company relating to 1,000 shares of preferred stock of SunRiver Data Systems, Inc.

2(aa)[2]       Agreement to Extend  Promissory Note and Mortgage,  dated October
               20,  1995,  among  SunRiver  Acquisition  Corp.,   SunRiver  Data
               Systems, Inc. and AT&T Global Information Systems, Inc.

2(bb)[3] Acquisition Agreement by and among SunRiver Corporation (now SunRiver Group, Inc.), All-Quotes, Inc., and All-Quotes Capital Corp., dated December 9, 1994 (filed as exhibit 2(a) to Registrant's December 12, 1994 Form 8-K).

2(cc)[3] Amendment No. 1 to the Acquisition Agreement, dated December 9, 1994 (filed as exhibit 2(b) to Registrant's December 12, 1994 Form 8-K).

2(dd)[3] Stock Purchase Agreement by and among AT&T Global Information Solutions Company, Applied Digital Data Systems, Inc., and SunRiver Corporation (now SunRiver Group, Inc.), dated November 23, 1994 (filed as exhibit 2(c) to Registrant's December 12, 1994 Form 8-K).

2(ee)[3] Promissory Note Secured by Real Estate Mortgage from SunRiver Acquisition Corp. payable to AT&T Global Information Solutions Company, dated December 9, 1994 (filed as exhibit 2(f) to Registrant's December 12, 1994 Form 8-K).

2(ff)[3] Guarantee by SunRiver Corporation (now SunRiver Group, Inc.) to AT&T Global Information Solutions Company, dated December 9, 1994 (filed as exhibit 2(i) to Registrant's December 12, 1994 Form 8-K).

2(gg)[3]       Agency  Agreement  between  All-Quotes,  Inc. and RAS  Securities
               Corp.,   dated  October  27,  1994  (filed  as  exhibit  2(n)  to
               Registrant's December 12, 1994 Form 8-K).

2(hh)[3] RAS Assignment and Transfer Agreement between All-Quotes, Inc. and RAS Securities Corp., dated December 9, 1994 (filed as exhibit 2(o) to Registrant's December 12, 1994 Form 8-K).

2(ii)[3]       Letter  Agreement from  All-Quotes,  Inc. to RAS Securities Corp.
               regarding Gross Fees payable by All- Quotes, Inc. to RAS Securities Corp., dated December 9, 1994 (filed as exhibit 2(p) to Registrant's December 12, 1994 Form 8-K).

2(jj)[3]       Consulting  Fee  Agreement  between  All-Quotes,   Inc.  and  RAS
               Securities Corp., dated December 8, 1994 (filed as exhibit 2(q) to Registrant's December 12, 1994 Form 8-K).

2(kk)[7] Agreement of Purchase and sale by and between All-Quotes, Inc. and Global Market Information, Inc. dated October 13, 1994 (filed as Exhibit A to Registrant's December 5, 1994 Information Statement).

2(ll)[4] Asset Purchase Agreement, dated as of March 22, 1995, between Microelectronics and Computer Technology Corporation and EiNet Acquisition Corp. (now TradeWave Corporation) (filed as exhibit 2(s) to Registrant's 1994 10-K/A). (This Agreement has been revised. See Exhibits 2(mm) and 2(nn), below.)

2(mm)[10]      Amendment  No. 1,  dated  March 4,  1996,  to the Asset  Purchase
               Agreement between MCC and TradeWave Corporation.

2(nn)[10]      Amendment  No. 1, dated  March 4, 1996,  to the  Addendum  to the
               Research  and  Development  Agreement  between MCC and  TradeWave
               Corporation.

3.1[12]        Certificate  of  Incorporation   and  Certificates  of  Amendment
               thereto.

3.2[8]         By-Laws

4(a)[2] Warrant granted to The Chase Manhattan Bank, N.A. to purchase 1,000,000 shares of the common stock of All-Quotes, Inc.

4(b)[2] Warrant granted to AT&T Global Information Solutions Company to purchase 500,000 shares of the common stock of All-Quotes, Inc.

4(c)[9] Warrant granted to SunRiver Group, Inc. to purchase 4,174,704 shares of All-Quotes, Inc. Common Stock.

4(d)[3] Two Proxy and Voting Agreements, each appointing William Long and Gerald Youngblood as attorneys and proxies to vote shares of All-Quotes, Inc., dated December 9, 1994 (filed as exhibit 4(b) to Registrant's December 12, 1994 Form 8-K).

4(e)[3]        Amended and Restated Voting Trust Agreement

4(f)[12] Agreement of SunRiver Group, Inc. not to exercise warrants to purchase 2,654,565 shares of SunRiver Corporation Common Stock.

10(a)[3] Joint Marketing and Volume Purchase Agreement by and between Applied Digital Data Systems, Inc. and AT&T Global Information Solutions Company, dated December 12, 1994.

10(b)[3] Master OEM Maintenance Agreement by and between Applied Digital Data Systems, Inc. and AT&T Global Information Solutions Company, dated December 9, 1994.

10(c)[3] ADDS Computer Systems Purchase Agreement by and between Applied Digital Data Systems, Inc. and AT&T Global Information Solutions Company, dated December 9, 1994.

10(d)[3] Registration Rights Agreement between All-Quotes, Inc. and RAS Securities Corp., dated December 9, 1994.

10(e)[5] Lease, dated August 22, 1994, between International Software Systems, Inc. and SunRiver Corporation (now SunRiver Group, Inc.) of the premises located at Suite 201, Building IV, 9430 Research Blvd. Austin, Texas.

10(f)[5] Lease, dated March 16, 1992, between Aetna Life Insurance Company and NCR Corporation of the premises located at Heathrow, I Office Building, 250 International Parkway, Heathrow, Florida.

10(g)[4] Operating Agreement for General Automation LLC, dated as of May 22, 1995, between SunRiver Data Systems, Inc. and General Automation, Inc.

10(h)[4] Consulting Agreement, dated as of January 1, 1995, between SunRiver Data Systems, Inc. and NAFCO Consulting, Inc.

10(i)[9] Addendum to Consulting Agreement, dated as of January 2, 1995, among SunRiver Data Systems, Inc., NAFCO Consulting, Inc. and William M. Moore.

10(j)[4] Stock Option Agreement, dated October 3, 1994, between the Company and J. Gerald Combs, granting to Mr. Combs the option to purchase 700,000 shares of Common Stock (filed as exhibit 10(i) to Registrant's 1994 Form 10-K/A).

10(k)[4] Letter Agreement, dated January 24, 1995, from SunRiver Group, Inc. to All-Quotes, Inc. and RAS Securities Corp. agreeing not to register shares of Common Stock prior to June 9, 1996 (filed as exhibit 10(j) to Registrant's 1994 Form 10-K/A).

10(l)[6] All-Quotes, Inc. 1995 Incentive Plan (filed as Exhibit E to Registrant's Information Statement, dated September 28, 1995).

10(m)[10]      Exchange of Shares  Agreement,  dated  August 14,  1995,  between
               All-Quotes, Inc. and All-Quotes Capital Corp. involving the exchange of common stock of the respective companies, general releases and release from escrow of common stock of All-Quotes
               Data, Ltd.

10(n)[14]      Form of  Separation  Agreement and General  Release,  dated as of
               November 1, 1996, entered into by SunRiver Corporation, Boundless
               Technologies,   Inc.  and  TradeWave   Corporation   with  Gerald
               Youngblood,  Roger  Hughes,  John Osborne and Roy Smith (filed as
               Exhibit 10(a) to the Registrant's Form 10-Q for the quarter ended
               September 30, 1996).

11** Statement re Computation of Per Share Loss. See Consolidated Financial Statements.

16[4] Letter of Philip Kempisty, former accountant to All-Quotes, Inc., regarding change of the Company's certifying accountant.

16(b)[13]      Letter  of  Coopers  &  Lybrand  L.L.P.  regarding  change of the
               Company's certifying accountant.

21[9]          List of Subsidiaries

23**           Consent of BDO Seidman, LLP.

27**           Financial Data Schedule.


----------------------

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

               Unless otherwise indicated, documents incorporated by reference refer to the identical exhibit number in the documents from which they are being incorporated.

**             Filed herewith.

[2] Incorporated by reference to Registrant's Current Report on Form 8-K dated October 23, 1995.

[3] Incorporated by reference to Registrant's Current Report on Form 8-K dated December 12, 1994.

[4] Incorporated by reference to Registrant's amended Annual Report on Form 10-K/A for the transition period July 1 through December 31, 1994.

[5] Incorporated by reference to Registrant's Annual Report on Form 10-K for the transition period July 1 through December 31, 1994.

[6] Incorporated by reference to Registrant's Information Statement dated September 28, 1995.

[7] Incorporated by reference to Registrant's Information Statement dated December 5, 1994.

[8] Incorporated by reference to Registrant's Registration Statement on Form S-18 (File No. 33-32396-NY).

[9] Incorporated by reference to the original Registration Statement on Form S-1 (File No. 33-80319).

[10] Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

[11] Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-80319).

[12] Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 33-80319).

[13] Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 17, 1996.

[14] Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.