Form 10-Q
period 1997-03-31
SUNRIVER CORP
filed 1997-05-15
CIK 837472

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

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

                              9430 Research Blvd.
                              Bldg. IV, Suite 200
                                   Austin, TX
                    (Address of principal executive offices)

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

Yes_X__No___

As of May 14, 1997, the Registrant had 48,871,757 shares of Common Stock, $.01 par value per share outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
  March 31, 1997 (unaudited) and December 31, 1996............................ 3

Consolidated Statements of Operations (unaudited)
  for the three months ended March 31, 1997 and 1996.......................... 4

Consolidated Statements of Cash Flows (unaudited)
  for the three months ended March 31, 1997 and 1996.... ..................... 5

Notes to Consolidated Financial Statements (unaudited)........................ 6

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)
                                     ASSETS

                                                    March 31,  December 31,
                                                      1997         1996
                                                   ----------- -----------
                                                   (unaudited)
Current assets:

     Cash and cash equivalents.................   $    4,860     $    5,213
     Trade accounts receivable, net............       14,846         22,046
     Inventories...............................       15,532         18,525
     Deferred income taxes.....................          -              -
     Prepaid expenses and other current assets.        1,511            256
                                                  -----------    -----------
          Total current assets.................       36,749         46,040
Property and equipment, net....................       11,264         11,474
Goodwill, net..................................        9,236          9,505
Other assets...................................        2,326          2,506
                                                  -----------    -----------
                                                  $   59,575     $   69,525
                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.............................   $   15,421     $   13,950
     Current portion of long-term debt.........        8,006          8,009
     Accounts payable..........................        5,178         10,892
     Accrued expenses..........................        5,510          6,345
     Deferred revenue..........................          230            180
     Net liabilities of discontinued operation.        1,254          3,492
                                                  -----------    -----------
          Total current liabilities                   35,599         42,868
Long-term liabilities:
     Long-term debt, less current maturities...       10,182         13,382
     Deferred income taxes.....................          -              -
     Other.....................................          810            918
                                                  -----------    -----------
          Total long-term liabilities..........       10,992         14,300
                                                  -----------    -----------
          Total liabilities....................       46,591         57,168

Commitments and contingencies..................

Mandatorily redeemable preferred stock of
  subsidiary...................................        3,555          3,555
Stockholders' equity:
     Preferred stock...........................          -              -
     Common stock..............................          488            486
     Additional paid-in capital................       31,668         31,440
     Accumulated deficit.......................      (22,727)       (23,124)
                                                  -----------    -----------
          Total stockholders' equity...........        9,429          8,802
                                                  -----------    -----------
                                                  $   59,575     $   69,525
                                                  ===========    ===========

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                      For the Three Months Ended March 31,

                                                      1997         1996
                                                   ----------- -----------
                                                         (unaudited)

Revenue.......................................    $   23,924     $   37,671
Cost of revenue...............................        18,467         29,663
                                                  -----------    -----------
          Gross margin........................         5,457          8,008
Operating expenses:
     Sales and marketing......................         1,782          2,178
     General and administrative...............         1,629          1,743
     Research and development.................           724          1,299
                                                  -----------    -----------
          Total operating expenses............         4,135          5,220
                                                  -----------    -----------
               Operating income...............         1,322          2,789
Other (income) expense:
     Interest expense, net....................           807          1,045
     Other....................................            (5)           210
                                                  -----------    -----------
          Total Other Expenses................           802          1,255
                                                  -----------    -----------

Income before income taxes and
     discontinued operations..................           520          1,533


Income tax expense............................            -             410
                                                  ----------     -----------

Income before discontinued operations.........           520          1,123

Loss from discontinued operations.............            -            (762)
                                                  ----------     -----------

Net income....................................           520            361
Dividend on preferred stock of subsidiary.....           124            124
                                                  -----------    -----------
Earnings available for common shareholders....    $      396     $      237
                                                  ===========    ===========
Weighted average common shares outstanding....        48,626         45,872
                                                  ===========    ===========
Earnings per common share:
     Continuing operations....................    $     0.01     $     0.02
     Discontinued operations..................          0.00          (0.02)
                                                  -----------    -----------
Earnings per common share.....................    $     0.01     $     0.00
                                                  ===========    ===========

                     SUNRIVER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (dollar amounts in thousands)
                      For the Three Months Ended March 31,

                                                      1997         1996
                                                   ----------- -----------
                                                          (unaudited)

Cash flows from opoerating activities:
     Net income...............................    $      520     $      361
     Adjustments to reconcile net income
          to net cash provided by (used in)
          operating activities:
          Loss from discontinued operations...           -              762
          Depreciation and amortization.......           790            956
          Deferred revenues...................            50           (433)
          Provision for doubtful accounts.....           118           (499)
          Provision for excess and obsolete
               inventory......................           422            654
          Estimated value of compensatory
               warrants.......................           -               75
     Changes in assets and liabilities:
          Trade accounts receivable...........         7,082         (1,559)
          Inventories.........................         2,571           (772)
          Other assets........................        (1,333)         1,225
          Accounts payable and accrued
               expenses.......................        (9,018)           234
                                                  -----------    -----------
Net cash provided by operating activities.....         1,202          1,004
                                                  -----------    -----------
Cash flows from investing activities:
     Capital expenditures.....................           (53)          (528)
                                                  -----------    -----------
Net cash used in investing activities.........           (53)          (528)
                                                  -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock...             2          1,067
     Decrease in short-term debt, net.........           -              (30)
     Proceeds from debt issuance..............         1,700          1,500
     Purchase of treasury stock...............           -           (1,305)
     Net change in revolving loan payable.....           -            1,500
     Payment on term loan.....................        (3,200)        (1,500)
     Payments on capital leases...............            (4)            (3)
                                                  -----------    -----------
Net cash provided by (used in) financing
     activities...............................        (1,502)         1,229
                                                  -----------    -----------
Net increase (decrease) in cash and cash
     equivalents..............................          (353)         1,705
Cash and cash equivalents at beginning of
     period...................................         5,213            369
                                                  -----------    -----------


Cash and cash equivalents at end of period....    $    4,860     $    2,074
                                                  ===========    ===========

Non-cash transactions:
     Dividend on preferred stock of
       subsidiary.............................    $      124     $      124
     Conversion of notes payable to common
       stock..................................           228            109
     Estimated value of compensatory warrants.           -              491
     Issuance of common stock for consulting
       services...............................           -              893
Cash paid for:
     Interest.................................           293            782
     Taxes....................................             6            205

                     SUNRIVER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (dollar amounts in thousands)
                                  (Unaudited)

1.  Condensed Consolidated Financial Statements

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal occurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been reclassified to conform to current period presentation. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Background

SunRiver Corporation (the Company) is engaged, through its subsidiary, Boundless Technologies, Inc. (Boundless), in designing and manufacturing computer terminals and network computers for business use. The Company's general strategy is to provide access to corporate computing environments, including mainframes, LANS, WANS, intranets and the Internet. Boundless principally designs, assembles, sells and supports (i) General Display Terminals, (ii) Network Computers and (iii) other terminal products that are used in multi-user, personal computer and mini-computer-based environments. The Company receives a royalty from a partnership (the GAI Partnership) formed by Boundless and General Automation, Inc. (GAI) and managed by GAI. The GAI Partnership designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GAI's versions of a data-based system licensed from Pick Systems.

The operations at OTW Corporation (OTW), formerly TradeWave Corporation, were discontinued in December 1996.

3.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                   March 31,     December 31,
                                                     1997            1996
                                                  -----------    -----------
Raw materials and purchased components........... $    11,386    $    12,845
Finished goods...................................       3,537          4,942
Demonstration equipment..........................         260            396
Service parts....................................         349            342
                                                  -----------    -----------
                                                  $    15,532    $    18,525
                                                  ===========    ===========

4.  Equity

At March 31, 1997 and December 31, 1996, stockholders' equity consisted of the following:

                                                   March 31,    December 31,
                                                     1997           1996
                                                  -----------   -----------

Preferred stock, $0.01 par value, 1,000,000
     shares authorized, none issued.............. $       -      $    -
Common stock, $0.01 par value, 60,000,000
     shares authorized, 48,796,000 and 48,572,000
     shares issued at December 31, 1996 and
     1995, respectively..........................         488           486
Additional paid-in capital.......................      31,668        31,440
Accumulated deficit..............................     (22,727)      (23,124)
                                                  ------------   -----------
     Total stockholders' equity.................. $     9,429    $    8,802
                                                  ============   ===========

5.  Financings

Regulation S Offerings
----------------------

The Company completed two offerings of securities under Regulation S of the Securities Act of 1933 (a "Regulation S Offering") subsequent to December 31, 1996 described below:

o In February 1997, the Company received gross proceeds of $1,000 by selling convertible notes, bearing interest at 8%, which require the holders to convert the notes by December 31, 1998 into common stock.

o In March 1997, the Company received gross proceeds of $400 by selling convertible notes, bearing interest at 8%, which require the holders to convert the notes by December 31, 1998 into common stock. In connection with this offering, the Company issued warrants to a financial advisor to purchase 33,000 shares of common stock at an exercise price of $1.375 per share, exercisable through February 28, 2000. These options were valued at approximately $13. The proceeds of this offering were used by the Company to finance the discontinuance of operations at TradeWave.

6.  Employee Stock Options Granted and Warrants Granted

Options to purchase a total of 450,000 shares of common stock of the Company were granted under the 1995 Incentive Plan to employees. The options vest in 1997, and are exercisable through the year 2002 at an exercise price of $1.03.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF  OPERATIONS

The numbers and percentages contained in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations are approximate. Dollar amounts are stated in thousands.

First quarter of 1997 compared with first quarter of 1996
---------------------------------------------------------

Revenue - Revenue for the quarter ended March 31, 1997 were $23,924, as compared to $37,671 for the quarter ended March 31, 1996.

Sales of the Company's General Display Terminals declined from $29,795 for the quarter ended March 31, 1996 to $19,226 for the quarter ended March 31, 1997. The decline is principally attributable to declines of $4,090 and $3,293 in sales to VT and Dorio distributors and Digital Equipment Corporation (Digital), respectively. The Digital Acquisition agreement required Digital to purchase 80,000 units in the first year. The Company believes that the significant purchases by Digital during the fourth quarter of 1996 to meet this volume commitment resulted in inventory levels at Digital sufficient to meet its terminal needs for at least the first half of 1997. The VT and Dorio terminals are based on a proprietary architecture and, as a result, the users requiring flexibility are prone to more quickly move to alternative platforms. Finally, demand for the General Display Terminals continues to decline as competing technologies, including Network Computers, are gaining market share. For these reasons, sales of General Display Terminals for 1997 are not expected to reach the levels achieved in 1996.

The Company believes that there will be a continuing substantial demand for General Display Terminals. The Company is leveraging its manufacturing expertise, installed customer base and distribution networks while shifting research and development to software and hardware development that will deliver Windows-based applications, as well as intranet and Java applications, to the desktop by means of Network Computers.

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

Sales of Network Graphic Displays declined $1,959 to $2,156 for the quarter ended March 31, 1997, from $4,115 for the quarter ended March 31, 1996. This decline was anticipated and relates to specific projects undertaken by NCR during 1995, and completed during the first quarter of 1996. The Company believes that sales of Network Graphics Displays will continue to decline as demand is satisfied by the more capable Network Computers.

Net revenues from the Company's repairs and spare parts business decreased 45%, or $864, from $1,920 for the quarter ended March 31, 1996 to $1,056 for the quarter ended March 31, 1997. The decline was due to reduced spares sales to NCR, resulting from a change in NCR's field support strategy and inventory purchasing habits.

GAI Partnership royalties for the quarter ending March 31, 1997, were $544 versus $661 in the corresponding period of 1996. The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues, commencing May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months 37-48, 8%; and months 49-60, 7%.

IBM and NCR were the most significant customers for the Company's products, accounting for 14.6% and 11%, respectively, of revenues for the quarter ended March 31, 1997. Although both Digital and NCR are expected to remain significant customers for the Company's products, neither is expected to account for revenues of the Company comparable to 1996. The loss of NCR or Digital as a customer, and as a distribution channel for the Company's General Display
Terminals, would have a material adverse effect on the Company's results of operations and liquidity.

Gross margin - Gross margin for the quarter ended March 31, 1997 was $5,457 (22.8% of revenue), as compared to gross margin for the quarter ended March 31, 1996 of $8,008 (21.3% of revenue). The increase in gross margin as a percent of revenue stems primarily from cost reductions achieved in the VT and Dorio and MultiConsole product lines; offsetting declines in spare parts margin resulting from the sale of spares to Digital under a parts purchase agreement contained within the Digital Acquisition.

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

From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships for the purpose of obtaining the best component prices available.

Total Operating Expenses - For the quarter ended March 31, 1997, operating expenses were $4,135 (17.2% of revenue), compared to expenses for the corresponding quarter in 1996 of $5,220 (13.8% of revenue). As a result of a reorganization of the Company, including a reduction-in-force affecting 130 employees at Boundless and the discontinuation of operations at OTW, management expects that operating expenses, in amount and as a percent of revenue, will decline in 1997.

Sales and marketing expenses - Sales and marketing expenses decreased 18.2% from $2,178 (5.8% of revenue) for the quarter ended March 31, 1996 to $1,782 (7.4% of revenue) for the quarter ended March 31, 1997. The decline stems from reductions in corporate advertising and expenses related to the integration of the VT and Dorio product line into Boundless.

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

General and administrative expenses - General and administrative expenses decreased from $1,743 (4.6% of revenue), to $1,629 (6.8% of revenue) for the quarters ending March 31, 1996 and 1997, respectively. The decline is a result of the reorganization, previously discussed, as well as reductions in insurance expense and amortization of goodwill.

Research and development expenses - Research and development expenses decreased from $1,299 (3.4% of revenue) in 1996 to $724,000 (3.0% of revenue) in 1996. The decline stems from the reorganization, previously discussed, as well as one-time expenses incurred during 1996 to integrate the VT and Dorio product into Boundless.

Research and development expenses were expected to decline due to a consolidation of research activities including the closing of the Company's Orlando, Florida, facility. Research and development expenses are shifting to software and hardware development that will deliver user-friendly Windows-based and Java applications to the desktop while maintaining current cost and administrative benefits of the shared resource multi-user computing model. The Company's Network Computers are designed to offer customers simple, easy and cost-effective access to current and emerging computing environments that include Windows NT, UNIX and Java applications, corporate intranets and the Internet. Since August 1996, the Company has released three Network Computer models, and is expecting to release a second generation Network Computer in the second quarter of 1997.

Other expense - Other expenses for the quarter ended March 31, 1997 were $802 compared to $1,255 for the comparable period in 1996. Interest expense (net of interest income) amounted to $807 for the quarter ended March 31, 1997 compared to $1,045 for 1996. The decline was caused by the provision for discontinued operations in 1996 and the decline in outstanding debt.

Income tax expense - There is no provision for income tax expense for the quarter ended March 31, 1997, as compared to $410 for the quarter ended March 31, 1996, due to net operating loss carryforwards available resulting from the discontinuation of operations at OTW.

Loss from Discontinued Operations - The Company recorded a loss relating to the discontinuation of operations at OTW of $762 for the quarter ended March 31, 1996. OTW had incurred losses since commencing business in 1995 and consumed significant amounts of cash. The discontinuation of operations was a material component of the Company's reorganization and was intended to allow the Company to focus its resources on its core business conducted at Boundless.

Net income - For the quarter ended March 31, 1997, net income was $520 (2.1% of revenue), compared to net income of $361 (0.9% of revenue) for the quarter ended March 31, 1996. Despite an anticipated decline in revenues in 1997, the Company believes that it will be profitable in 1997 as a result of its restructuring programs and introduction of its Network Computers.

Impact of Inflation - The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.

Working capital was approximately $1,150 as of March 31, 1997. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

The Company is highly leveraged. As of March 31, 1997, the Company had a negative tangible net worth of $2,133 and total liabilities of $50,146. The Company's cash requirements at March 31, 1997 included repayment of the remaining balance of $10,182, plus interest, of the term loan in six quarterly installments; repayment of a revolving loan of $13,950, plus interest, due September 1998; repayment of an $8,000 note, plus interest, payable to NCR on January 31, 1999; payment of $3,555 to NCR if it exercises a put option at any time in 1999; and annual payments to NCR of $498 in cash or the Company's Common Stock.

Borrowing under the revolving loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. Up to $7,500 is available under the revolving loan for letters of credit. As a result of the borrowing-base formula, the credit available to the Company could be adversely restricted in the event the Company's sales decline.

With the exception that the Company will be required to refinance the NCR Note, which is secured by a mortgage on the Company's Hauppauge facility, by its January 31, 1999 due date, the Company believes that cash generated from operations and available under the Chase Credit Line will be sufficient to pay its other obligations as they become due. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the Chase Credit Line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

During 1996, the Company violated certain covenants of the Chase Credit Line. Prior to the fourth quarter 1996 covenant violations, Chase, as agent for the bank group, had been granting waivers of these covenant violations without requiring any material change in the governing documents. As a result of the fourth quarter violations, the Company entered into negotiations with the bank group to revise the covenants and to obtain a waiver of the fourth quarter violations. During March 1997, the Company completed negotiations with the bank syndicate and obtained both the requested revisions to the covenants and the waiver of the fourth quarter violations, principally in exchange for a payment of $500, representing incremental interest at the default rate, by the Company. While the Company believes it will maintain compliance with the revised covenants, there can be no assurance that it will be able to comply.

Net cash provided by operating activities during the quarter ended March 31, 1997 was $1,202. The amount consisted primarily of a reduction in inventories of $2,571, accounts receivable of $7,082, partially offset by a decrease in accounts payable and accrued expenses of $9,018. Net cash used in investing activities was comprised of capital expenditures of $53. Net cash used in financing activities was principally comprised of proceeds from convertible notes of $1,700 offset by payments on the term loan.

As of March 31, 1997, the Company and Boundless had advanced $10,263 to OTW as intercompany transfers. Funding these cash requirements has adversely affected liquidity since April 1995. The Company will not be reimbursed for the intercompany transfers. The Company believes its liquidity will improve as a result of the discontinuation of operations at OTW.

In March 1997, Microelectronics and Computer Technology Corporation (MCC), OTW, the Company and SunRiver Group entered into agreements whereby all obligations of the parties in connection with the Technology Agreement and the transfer of the technology were discharged and OTW's membership in MCC was terminated. The Company paid MCC $500, granted MCC a non-exclusive license to use certain technology and assigned to a designee of MCC the rights in the Infosleuth Project. At the time of this settlement, MCC was owed $1,250 through December 31, 1997 and had disputed the adequacy of the delivery of 60,000 shares of common stock to satisfy a $250 payment made in 1996.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," and "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described in the Company's Form 10-K for the year ended December 31, 1996. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

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

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 2, 1997, shareholders representing 26,439,380 shares (approximately 52.9%) of the 50,016,629 shares of the Company's Common Stock, outstanding and in escrow pending conversion, consented in writing to amending the Registrant's Certificate of Incorporation, as follows:

o to increase the total number of shares of Common Stock which the Registrant has authority to issue from 60,000,000 to 100,000,000; and

o to change the name of the Company from SunRiver Corporation to Boundless Corporation.

An Information Statement relating to the foregoing was distributed on May 5, 1997 to stockholders of record as of April 9, 1997, as required by Regulation 14C under the Securities Exchange Act of 1934, and the amendments are expected to become effective May 27, 1997.

Item 5.  Other Information

Effective March 18, 1997 Robert James was appointed President and CEO of the Company's wholly-owned Boundless Technologies, Inc. subsidiary. Mr. James is the co-founder, and was President and CEO until April 1997, of ABM Data Systems, a world leader in security software. Previously, he served as President and CEO of Racal-Chubb Security Systems USA.

     Effective May 9, 1997, Leonard Mackenzie completed his six-month commitment to the Company and resigned from his position as Director, and Acting Chief Executive Officer and President of the Company and from the Board of Directors and all offices held at all of its subsidiaries. J. Gerald Combs was elected Chairman and Chief Executive Officer of the Company and its subsidiaries. Mr. Combs has been the Chairman and CEO of SunRiver Group, the majority shareholder of the Company, since April 1997 and Chairman and CEO of Merrico Corporation, a privately held financial consulting firm since 1992. He was also President of All-Quotes, Inc., the predecessor of the Company, from 1993 to 1994.

The Company announced the sale of certain assets of its wholly owned subsidiary, OTW, to CyberGuard Corporation for a combination of cash, a royalty on certain future revenues and the assumption of certain liabilities. The Company previously discontinued the operations of this subsidiary and took a one-time charge in the fourth quarter of 1996 to cover all costs associated with the discontinuation. The sale will not have a material impact on the Company.

Item 6.  Exhibits  and Reports on Form 8-K

(a) Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I- Financial Information, Item 1- Financial Statements, contained in this Form 10-Q.

Exhibit 27:  Financial Data Schedule for the quarter ended March
31,  1997.

(b)  Reports on Form 8-K

1. The Registrant filed a report on Form 8-K dated January 7, 1997 related to the resignation of the Company's independent accountant under Item 4. Changes in Registrant's Certifying Accountant.

2. The Registrant filed a report on Form 8-K dated March 14, 1997 related to the sale of convertible notes under Item 9. Sales of Equity Securities Pursuant to Regulation S.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1997



SunRiver Corporation

By:      /s/Wayne Schroeder
----------------------------------------
Wayne Schroeder
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)