Form 10-Q
period 1997-06-30
BOUNDLESS CORP
filed 1997-08-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended June 30, 1997


                    Commission File Number 0-17977



                         BOUNDLESS CORPORATION
        (Exact name of registrant as specified in its charter)


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

                             SunRiver Corporation
            (Registrant's former name if changed since last report)

Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

As of July 14, 1997, the Registrant had 49,469,532 shares of Common Stock, $.01 par value per share outstanding.

                                          PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated  Balance Sheets as of June 30, 1997  (unaudited)  and December
         31, 1996..............................................................3

Consolidated Statements of Operations (unaudited)
         for the three and six months ended June 30, 1997 and 1996.............4

Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 1997 and 1996.......................5

Notes to Consolidated Financial Statements (unaudited).........................6

                                   BOUNDLESS CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (dollar amounts in thousands)

                                                   ASSETS

                                                                                        June 30,      December 31,
                                                                                          1997           1996
                                                                                      -----------     -----------
                                                                                       (unaudited)
Current assets:

         Cash and cash equivalents ....................................................   $  1,922    $  5,213
         Trade accounts receivable, net ...............................................     12,429      22,046
         Inventories ..................................................................     14,736      18,525
         Deferred income taxes ........................................................         --          --
         Prepaid expenses and other current assets ....................................      1,472         256
                                                                                          --------    --------

                  Total current assets ................................................     30,559      46,040

Property and equipment, net ...........................................................     11,026      11,474
Goodwill, net .........................................................................      8,967       9,505
Other assets ..........................................................................      2,287       2,506
                                                                                          --------    --------
                                                                                          $ 52,839    $ 69,525
                                                                                          ========    ========

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

         Notes payable ................................................................   $  9,650    $ 13,950
         Current portion of long-term debt ............................................      7,684       8,009
         Accounts payable .............................................................      7,219      10,892
         Accrued expenses .............................................................      5,613       6,345
         Deferred revenue .............................................................        195         180
         Net liabilities of discontinued operation ....................................        257       3,492
                                                                                          --------    --------

                  Total current liabilities ...........................................     30,618      42,868

Long-term liabilities:

         Long-term debt, less current maturities                                             8,000      13,382
         Deferred income taxes ........................................................         --          --
         Other ........................................................................        780         918
                                                                                          --------    --------
                  Total long-term liabilities .........................................      8,780      14,300
                                                                                          --------    --------
                  Total liabilities ...................................................     39,398      57,168

Commitments and contingencies

Mandatorily redeemable preferred stock of subsidiary ..................................      3,555       3,555

Stockholders' equity:

         Preferred stock ..............................................................         __          __
         Common stock .................................................................        491         486
         Additional paid-in capital ...................................................     31,750      31,440
         Accumulated deficit ..........................................................    (22,355)    (23,124)
                                                                                          --------    --------

                  Total stockholders' equity ..........................................      9,886       8,802
                                                                                          --------    --------

                                                                                          $ 52,839    $ 69,525
                                                                                          ========    ========
                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                                       3

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                 Six Months           Three Months
                                                               Ended June 30,        Ended June 30,

                                                              1997        1996        1997        1996
                                                          --------    --------    --------    --------
                                                               (unaudited)             (unaudited)

Revenue ...............................................   $ 47,111    $ 70,591    $ 23,186    $ 32,919

Cost of revenue .......................................     36,288      55,920      17,821      26,257
                                                          --------    --------    --------    --------

         Gross margin .................................     10,823      14,671       5,365       6,662

Operating expenses:

         Sales and marketing ..........................      3,566       4,998       1,783       2,820
         General and administrative ...................      3,132       3,551       1,504       1,807
         Research and development .....................      1,393       2,314         668       1,015
                                                          --------    --------    --------    --------
                  Total operating expenses ............      8,091      10,863       3,955       5,642
                                                          --------    --------    --------    --------
                           Operating income ...........      2,732       3,808       1,410       1,020

Other (income) expense:

         Interest expense, net ........................      1,697       1,934         890         888
         Other ........................................       (109)        262        (104)         53
                                                          --------    --------    --------    --------
                  Total other expense .................      1,588       2,196         786         941
                                                          --------    --------    --------    --------

Income before income taxes and
         discontinued operations ......................      1,144       1,612         624          79

Income tax expense ....................................        127         630         127         220
                                                          --------    --------    --------    --------

Income before discontinued operations .................      1,017         982         497        (141)

Loss from discontinued operations .....................         --      (1,485)         --        (723)
                                                          --------    --------    --------    --------
Net income ............................................      1,017        (503)        497        (864)

Dividend on preferred stock of subsidiary .............        249         248         125         124
                                                          --------    --------    --------    --------

Earnings available for common shareholders ............   $    768    $   (751)   $    372    $   (988)
                                                          ========    ========    ========    ========

Weighted average common shares
outstanding ...........................................     48,731      46,251      48,899      46,575
                                                          ========    ========    ========    ========

Earnings per common share:

         Continuing operations ........................   $   0.02    $   0.02    $   0.01    $  (0.01)
         Discontinued operations ......................   $   0.00    $  (0.03)   $   0.00    $  (0.02)
                                                          --------    --------    --------    --------

Earnings per common share .............................   $   0.02    $  (0.01)   $   0.01    $  (0.03)
                                                          ========    ========    ========    ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                                       4


                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)
                        For the Six Months Ended June 30,


                                                                              1997       1996
                                                                            -------    -------
                                                                                 (unaudited)

Cash flows from operating activities:

         Net income ....................................................... $ 1,017    $   982

         Adjustments to reconcile net income to net cash provided by (used in) operating activities:

                  Loss from discontinued operations .......................      --     (1,485)
                  Depreciation and amortization ...........................   1,734      1,824
                  Deferred revenues .......................................      15       (535)
                  Provision for doubtful accounts .........................     118       (276)
                  Provision for excess and obsolete inventory .............     618        993
                  Estimated value of compensatory warrants ................      --        161

         Changes in assets and liabilities:

                  Trade accounts receivable ...............................   9,499         30
                  Inventories .............................................   3,171     (3,063)
                  Other assets ............................................  (1,645)       943
                  Accounts payable and accrued expenses ...................  (8,026)     1,437
                                                                            -------    -------

Net cash provided by operating activities .................................   6,501      1,011
                                                                            -------    -------

Cash flows from investing activities:
         Capital expenditures .............................................    (100)    (1,061)
                                                                            -------    -------

Net cash used in investing activities .....................................    (100)    (1,061)
                                                                            -------    -------

Cash flows from financing activities

         Proceeds from issuance of common stock ...........................       2      2,986
         Decrease in short-term debt, net .................................      --        (30)
         Proceeds from debt issuance ......................................   1,513      1,654
         Purchase of treasury stock .......................................      --     (1,305)
         Net change in revolving loan payable .............................  (5,500)     2,000
         Payment on term loan .............................................  (5,698)    (3,470)
         Payments on capital leases .......................................      (9)       (57)
                                                                            -------    -------
Net cash provided by (used in) financing activities .......................  (9,692)     1,778
                                                                            -------    -------
Net increase (decrease) in cash and cash equivalents ......................  (3,291)     1,728

Cash and cash equivalents at beginning of period ..........................   5,213        369
                                                                            -------    -------
Cash and cash equivalents at end of period ................................ $ 1,922    $ 2,097
                                                                            =======    =======


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                                        5

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollar amounts in thousands)
                                   (Unaudited)


1.       Condensed Consolidated Financial Statements

         Basis of Presentation
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal occurring accruals) considered necessary for a fair presentation have been included.  Certain prior period amounts in these  financial  statements have been  reclassified  to  conform to  current  period  presentation.
         Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Background

         Boundless Corporation (the Company) is engaged, through its subsidiary, Boundless Technologies, Inc. (Boundless), in designing and manufacturing computer terminals and network computers for business use. The Company's general strategy is to provide access to corporate computing environments, including mainframes, LANs, WANs, intranets and the Internet. Boundless principally designs, assembles, sells and supports (i) General Display Terminals, (ii) Network Computers and
         (iii) other terminal products that are used in multi-user, personal computer and mini-computer-based environments. The Company receives a royalty from a partnership (the GAI Partnership) formed by Boundless and General Automation, Inc. (GAI) and managed by GAI. The GAI Partnership designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GAI's versions of a data-based system licensed from Pick Systems.

3.       Inventories

         Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:



                                                June 30, 1997        December 31, 1996

Raw materials and purchased components........   $    10,795            $   12,845

Finished goods................................         3,382                 4,942

Demonstration equipment.......................           207                   396

Service parts.................................           352                   342
                                               ---------------        --------------
                                                 $    14,736            $   18,525
                                               ===============        ==============

                                       6

4.       Equity

         At June 30, 1997 and December 31, 1996, stockholders' equity consisted of the following:

                                                                         June 30, 1997   December 31, 1996
Preferred stock, $0.01 par value, 1,000,000 shares                     $          __       $        __
         authorized, none issued....................................

Common stock $0.01 par value, 100,000,000 shares
         authorized, 48,796,000 and 48,572,000 shares issued
         at December 31, 1996 and 1995, respectively................             491               486

Additional paid-in capital..........................................          31,750            31,440

Accumulated deficit.................................................         (22,355)          (23,124)
                                                                     -----------------   ---------------

         Total stockholders' equity.................................   $       9,886       $     8,802
                                                                     =================   ===============

5.       Financings

Regulation S Offerings
----------------------
The company completed two offerings of securities under Regulation S of the Securities Act of 1933 (a "Regulation S Offering") subsequent to December 31, 1996 described below:

          o In February 1997, the Company received gross proceeds of $1,000 by selling convertible notes, bearing interest at 8%, convertible by December 31, 1998 into common stock. As of June 30, 1997, $200 had been converted into 242,857 common shares.

          o In March 1997, the Company received gross proceeds of $400 by selling convertible notes, bearing interest at 8%, convertible by December 31, 1998 into common stock. In connection with this offering, the Company issued warrants to purchase 50,454 shares of common stock at an exercise price of $1.375 per share, exercisable through February 28, 2002. These warrants were valued at approximately $19. As of June 30, 1997, $200 had been converted into 254,532 common shares.

6.       Employee Stock Options Granted

Options to purchase 1,300,000 (of which 1,100,000 replaced existing options) and 704,200 shares of common stock of the Company were granted under the 1995 Incentive Plan with exercise prices of $1.03 and $1.00 respectively. The options vest in 1997 through 2001, and are exercisable through the year 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Six Month Period Ending June 30, 1997
-------------------------------------------------------

Revenue - Revenue for the quarter ended June 30, 1997 was $23,186, as compared to $32,919 for the quarter ended June 30, 1996. Year-to-date revenue was $47,111 for 1997 versus $70,591 in 1996.

Sales of the Company's General Display Terminals declined from $27,692 for the quarter ended June 30, 1996 to $20,334 for the quarter ended June 30, 1997; and for the six month period revenue declined $17,926 to $39,560. The decline for the latest quarter is principally attributable to declines of $3,876 and $4,413 in sales to VT and Dorio distributors and Digital Equipment Corporation (Digital), respectively, offset by increased sales of $1,414 to IBM. The Digital Acquisition agreement required Digital to purchase 80,000 units in the first year. As a result, the Company believes that the significant purchases by Digital during the fourth quarter of 1996 to meet this volume commitment leaves Digital with inventory levels sufficient to meet its terminal needs for the remainder of 1997. Therefore, 1997 sales of the Company's text terminals are not expected to reach the levels achieved in 1996. The VT and Dorio terminals are based on a proprietary architecture and, as a result, its users requiring flexibility are prone to more quickly move to alternative platforms. Finally, demand for the General Display Terminals continues to decline as competing technologies, including Network Computers, are gaining market share. For these reasons, sales of General Display Terminals for 1997 are not expected to reach the levels achieved in 1996.

Based on independent research results, the Company's share of the 1996 text terminal market worldwide, in the U.S., and in Europe regions increased to 36%, 34% and 43%, respectively. As a result, the Company has the second largest market share worldwide and in the U.S., and the largest market share in Europe. However, this research projects continued decline in the text terminal market.

Sales of X Windows-based Network Graphics Displays declined $802 to $546 for the quarter ended June 30, 1997, from $1,348 for the quarter ended June 30, 1996. This decline was anticipated and relates to specific projects undertaken by NCR during 1995, and completed during 1996. Year-to-date 1997 revenue declined 51% to $2,701 from $5,463 for the comparable period in 1996. The Company believes that sales of Network Graphics Displays will continue to decline as demand is satisfied by the more capable Network Computers.

On May 12, 1997, the Company launched a new line of advanced Network Computers comprising both Thin Client devices and network administration software marketed under the trade names Viewpoint(R) TC and Viewpoint(R) Administrator, respectively. The company is targeting the approximately 35 million users of Text Terminals and X terminals many of whom are currently transitioning or intending to transition to graphical applications that include Windows, the Intranet and Java. In addition, the Company is targeting users of older, less capable PCs that are unable to run the latest Windows applications, including those users in business and education. The Company believes its unique ability to customize its Viewpoint TC products to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate Network Computer marketplace. Finally, the Company projects that Microsoft's recent support of the thin-client computing concept for accessing Windows applications, as employed by the Company in its Viewpoint TC, will greatly increase market acceptance for its products.

Revenues from the Company's Network Computers are expected to increase during the third and fourth quarters with the availability of new Viewpoint TC models and Viewpoint Administrator software. On the basis of the growing demand for Network Computers, the versatility of its new Viewpoint TC Thin Client product line, the significant number of end-user trials of the new products now in progress and the Company's strong OEM relationships, the Company expects that significant orders will be placed and delivered during the second half of this year. Additionally, Network Computer orders booked in prior quarters, and currently in backlog, will begin shipping in the third quarter, including most of an order for 2,500 units. Finally, the Company expects the growing international demand for its Network Computers to be a significant factor in its Network Computer revenues.

Net revenue from the Company's repairs and spare parts business decreased 47%, or $759, from $1,614 for the quarter ended June 30, 1996 to $855 for the quarter ended June 30, 1997. The decline was due to reduced spares sales to NCR and Digital, resulting from a change in NCR's field support strategy and inventory purchasing habits and the overall decline in unit sales to Digital. For the six months ended June 30, 1997, repairs and spare parts sales were $1,911 versus $3,534 in 1996. Due to new designs and engineering changes resulting in fewer components and increased reliability, the Company does not anticipate that repair and spare parts revenue will meet prior period levels.

GAI Partnership royalties for the quarter ending June 30, 1997, were $419 versus $1,069 in 1996. The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues, commencing May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months
37-48, 8%; and months 49-60, 7%. Year-to-date royalties were $963 for 1997 versus $1,730 in 1996. Royalties have declined versus prior periods due to the continuing decline in price for computer hardware. The Company anticipates this trend to continue.

IBM was the most significant customer for the Company's products, accounting for 17% of revenue for the quarter ended June 30, 1997. Although both Digital and NCR are expected to remain significant customers for the Company's products, neither is expected to account for revenues of the Company comparable to 1996. The loss of NCR or Digital as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margin for the three and six months ended June 30, 1997 were $5,365 (23% of revenue) and $10,823 (23% of revenue) respectively, as compared to gross margin of $6,662 (20% of revenue) and $14,670 (21% of revenue) for 1996. The decline in gross margin is wholly attributable to the decline in revenue. The increase in gross margin as a percent of revenue stems primarily from cost reductions and reduced warranty expense for the VT and Dorio products; offsetting declines in spare parts margin resulting from the sale of spares to Digital under a parts purchase agreement contained within the Digital Acquisition.

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

From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available.

Total Operating Expenses - For the quarter ended June 30, 1997, operating expenses were $3,955 (17% of revenue), compared to expenses for 1996 of $5,642 (17% of revenue). For the six months ended June 30, 1997, operating expenses were $8,091 (17% of revenue), compared to expenses for 1996 of $10,863 (15% of revenue). As a result of a reorganization of the Company, including a reduction-in-force affecting 130 employees at Boundless and the discontinuation of operations at OTW, management expects that operating expenses will decline in 1997.

Sales and Marketing Expenses - Sales and marketing expenses decreased 36.8% from $2,820 (9% of revenue) for the quarter ended June 30, 1996 to $1,783 (8% of revenue) for the quarter ended June 30, 1997. Expenses for the six-month period were $3,566 in 1997 versus $4,998 in 1996. The decline stems from reductions in corporate advertising, marketing consulting, and expenses related to the integration of the VT and Dorio product line into Boundless.

The Company promotes its products by means of a balanced mix of media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs. The Company's installed base of over five million units is the primary target market for its new line of Viewpoint TC Network Computers. The Company plan to reach this market is based on direct mail, telemarketing and advertising and an aggressive public relations campaign, including several domestic and international press tours. The Company will also participate in several key trade shows during third and fourth quarters.

General and Administrative Expenses - General and administrative expenses decreased from $1,807 (5% of revenue), to $1,504 (6% of revenue) for the three months ended June 30, 1996 and 1997, respectively. Year-to-date expenses for 1997 were $3,132 as compared to 1996 expenses of $3,551. The decline is a result of the reduction-in-force, previously discussed, as well as reductions in legal and accounting fees.

Research and Development Expenses - Research and development expenses for the second quarter decreased 34% from $1,015 in 1996 to $668 in 1997. Research and development expenses for the six months ended June 30, 1997 were $1,393 compared to $2,314 for 1996. The decline stems from the reduction-in-force, including the shutdown of the Company's Orlando, Florida, facility, as well as expenses incurred during 1996 to integrate the VT and Dorio product into Boundless.

Other Charges - Other expenses for the quarter ended June 30, 1997 were $786 compared to $941 for the comparable period in 1996. Other charges for the six months ended June 30, 1997 were $1,588 versus $2,196 in 1996. Interest expense (net of interest income) amounted to $890 for the quarter ended June 30, 1997 compared to $888 for 1996.

Income Tax Expense - There is no provision for income tax expense for the quarter ended June 30, 1997 due to net operating loss carry forwards available resulting from the discontinuation of operations at OTW.

Loss From Discontinued Operations - The Company recorded a loss relating to the discontinuation of OTW of $723 and $1,485 for the three and six months ended June 30, 1996, respectively. Since commencing business in 1995 OTW incurred net losses; and consumed significant amounts of cash. The discontinuation of OTW was a material component of the Company's restructuring program and is intended to allow the Company to focus on its core businesses conducted by Boundless.

Net Income - For the quarter ended June 30, 1997, net income was $497 (2% of revenue), compared to net loss of $864 for the quarter ended June 30, 1996. 1997 year-to-date net income was $1,017 (2% of revenue) as compared to a net loss of $503 in 1996. Despite an anticipated decline in revenues in 1997, the Company believes that it will be profitable in 1997 as a result of its restructuring programs and introduction of its Network Computers.

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

As of  June  30,  1997,  the  Company  had  negative  working  capital  of  $59.
Historically, the Company has relied on cashflow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions. As a result of positive cash flows, the Company has not borrowed under its revolving credit facility since the fourth quarter of 1996; and has paid ahead $2,318 against its term loan obligations.

The Company is highly leveraged. As of June 30, 1997, the Company had a negative tangible net worth of $1,367 and total liabilities of $42,953. The Company's cash requirements at June 30, 1997 included repayment of the remaining balance of $7,682, plus interest, of the term loan in five quarterly installments; repayment of a revolving loan of $8,450, plus interest, due September 1998; payment of an $8,000 note, plus interest, payable to NCR on January 31, 1999; payment of $3,555 to NCR if it exercises a put option at any time in 1999; and annual payments to NCR of $498 in cash or the Company's Common Stock.

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

Net cash provided by operating activities for the six months ended June 30, 1997 was $6,501; due principally to reductions in receivables of $9,499 and inventory of $3,171. These reductions were partially offset by a decrease in payables and accrued expenses of $8,026. Net cash used in investing activities was comprised of capital expenditures of $100. Net cash used in financing activities was $9,692, including payments of $5,698 and $5,500 made to reduce the balance of the Company's term and revolving loans, respectively; offset by proceeds of $1,513 from the issuance of convertible debt.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," and "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described in the Company's Form ]0-K for the year ended December 31, 1996. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

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

                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

On April 2, 1997, shareholders representing 26,439,380 shares (approximately 52.9%) of the 50,016,629 shares of the Company's Common Stock, outstanding and in escrow pending conversion, consented in writing to amending the Registrant's certificate of incorporation as follows:

o to increase the total number of shares of Common Stock which the Registrant has authority to issue from 60,000,000 to 100,000,000; and

o to change the name of the Company from SunRiver Corporation to Boundless Corporation.

An Information Statement relating to the foregoing was distributed on May 5, 1997 to stockholders of record as of April 9, 1997, as required by Regulation 14C under the Securities Exchange Act of 1934, and the amendments became effective May 27, 1997.

Item 5.  Other Information

Effective  May 1997,  Mr.  Robert James  resigned as  President  and CEO of
Boundless Technologies, Inc. Effective June 30, 1997 Mr. Wayne Schroeder resigned as Director and Secretary of the Company. He remains as Vice President
- Finance and Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I- Financial information, Item 1- Financial Statements, contained in this Form 10-Q.

Exhibit 27: Financial Data Schedule for the quarter ended June 30, 1997.

(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1997





Boundless Corporation

By:      /s/Wayne Schroeder

_______________________________________
Wayne Schroeder
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)