Form 10-Q
period 1997-09-30
BOUNDLESS CORP
filed 1997-11-13
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 1997



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



                                100 Marcus Blvd.
                                  Hauppauge, NY

                    (Address of principal executive offices)



                                      11788
                                   (Zip Code)



                                 (516) 342-7400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   No
      ----      -----


As of October 29, 1997, the Registrant had 51,364,796 shares of Common Stock, $.01 par value per share outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets as of September
     30, 1997 (unaudited) and December 31, 1996..............    3

Consolidated Statements of Operations
     (unaudited)for the three and nine months ended
     September 30, 1997 and 1996.............................    4

Consolidated Statements of Cash Flows (unaudited)
     for the nine months ended September 30, 1997
     and 1996................................................    5

Notes to Consolidated Financial Statements
     (unaudited).............................................    6

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)




                                                  September 30,     December 31,
                                                      1997              1996
                                                ---------------- ---------------
Current assets:                                    (unaudited)

   Cash and cash equivalents.................          $ 1,889           $ 5,213
   Trade accounts receivable, net............           14,479            22,046
   Inventories...............................           13,258            18,525
   Deferred income taxes.....................                -                 -
   Prepaid expenses and other current assets.              859               256
                                               ---------------- ----------------
      Total current assets...................           30,485            46,040
Property and equipment, net..................           10,812            11,474
Goodwill, net................................            8,697             9,505
Other assets.................................            1,948             2,506
                                              ---------------- -----------------
                                                      $ 51,942          $ 69,525
                                              ================ =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable............................          $ 7,950          $ 13,950
   Current portion of long-term debt........            5,432             8,009
   Accounts payable.........................            8,297            10,892
   Accrued expenses.........................            5,822             6,345
   Deferred revenue.........................              296               180
   Net liabilities of discontinued operation              145             3,492
                                                     --------- ----------------
      Total current liabilities.............           27,942            42,868
Long-term liabilities:
   Long-term debt, less current maturities..            8,000            13,382
   Deferred income taxes....................                -                 -
   Other ...................................              746               918
                                                     --------- ----------------
      Total long-term liabilities...........            8,746            14,300
                                                     --------- ----------------
      Total liabilities.....................           36,688            57,168
Commitments and contingencies
Mandatorily redeemable preferred stock of subsidiary    3,555             3,555
Stockholders' equity:
   Preferred stock..........................                -                 -
   Common stock.............................              508               486
   Additional paid-in capital...............           33,006            31,440
   Accumulated deficit......................          (21,815)          (23,124)
                                                     --------- ----------------
      Total stockholders' equity............           11,699             8,802
                                                     --------- ----------------
                                                     $ 51,942          $ 69,525
                                                     ========= ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                       Nine Months Ended              Three Months Ended
                                                         September 30,                   September 30,
                                                 ------------------------------  ------------------------------
                                                      1997            1996            1997            1996
                                                 --------------  --------------  --------------  --------------
                                                          (unaudited)                     (unaudited)

Revenue.....................................          $ 71,373        $ 99,656        $ 24,262        $ 29,066
Cost of revenue.............................            54,297          77,778          18,009          21,858
                                                 --------------  --------------  --------------  --------------
Gross margin................................            17,076          21,878           6,253           7,208
Operating expenses:
   Sales and marketing......................             5,575           8,430           2,009           3,432
   General and administrative...............             4,631           5,339           1,499           1,788
   Research and development.................             2,004           3,326             610           1,013
                                                --------------  --------------  --------------  --------------
      Total operating expenses..............            12,210          17,095           4,118           6,233
                                                --------------  --------------  --------------  --------------
           Operating income.................             4,866           4,783           2,135             975
Other (income) expense:
   Interest expense, net....................             2,675           3,154             978           1,016
   Other....................................                71             (12)            180             (69)
                                                --------------  --------------  --------------  --------------
      Total other expense...................             2,746           3,142           1,158             947
                                                --------------  --------------  --------------  --------------
Income before income taxes
      and discontinued operations...........             2,120           1,641             977              28
Income tax expense..........................               439             643             313              13
                                                --------------  --------------  --------------  --------------
Income before discontinued operations.......             1,681             998             664              15
Loss from discontinued operations...........                 -          (2,541)              -          (1,055)
                                                --------------  --------------  --------------  --------------
Net income (loss)...........................             1,681          (1,543)            664          (1,040)
Dividend on preferred stock of subsidiary...               373             373             124             124
                                                --------------  --------------  --------------  --------------
Earnings available for common shareholders..           $ 1,308        $ (1,916)          $ 540        $ (1,164)
                                                ==============  ==============  ==============  ==============
Weighted average common shares outstanding..            48,931          46,703          49,797          47,598
                                                ==============  ==============  ==============  ==============
Earnings per common share:
   Continuing operations....................            $ 0.03          $.0.01          $ 0.01       $ 0.00
   Discontinued operations..................            $ 0.00         $ (0.05)         $ 0.00      $ (0.02)
                                                --------------  --------------  --------------  --------------
Earnings per common share...................            $ 0.03         $ (0.04)         $ 0.01      $ (0.02)
                                                ==============  ==============  ==============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (dollar amounts in thousands)
                    For the Nine Months Ended September 30,

                                                                           1997            1996
                                                                     ---------------  --------------
                                                                                (unaudited)
Cash flows from operating activities:
   Net income...................................................         $ 1,681           $ 998
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Loss from discontinued operations.........................               -          (2,541)
      Depreciation and amortization.............................           2,629           2,277
      Deferred revenues.........................................             116            (739)
      Provision for doubtful accounts...........................             148              32
      Provision for excess and obsolete inventory...............             486           1,028
      Estimated value of compensatory warrants..................               -             161
   Changes in assets and liabilities:
      Trade accounts receivable.................................           7,420           2,318
      Inventories...............................................           4,781          (2,337)
      Other assets..............................................            (977)            491
      Accounts payable and accrued expenses.....................          (7,001)         (4,697)
                                                                  ---------------  --------------
Net cash provided by (used in) operating activities.............           9,283          (3,009)
                                                                  ---------------  --------------
Cash flows from investing activities:
   Capital expenditures.........................................            (164)         (1,286)
                                                                  ---------------  --------------
Net cash used in investing activities...........................            (164)         (1,286)
                                                                  ---------------  --------------
Cash flows from financing activities:
   Proceeds from issuance of common stock.......................               2           4,469
   Decrease in short-term debt, net.............................               -             (30)
   Proceeds from debt issuance..................................           1,514           1,626
   Purchase of treasury stock...................................               -          (1,305)
   Net change in revolving loan payable.........................          (6,000)          5,200
   Payment on term loan.........................................          (7,950)         (5,285)
   Payments on capital leases...................................              (9)             (9)
                                                                  ---------------  --------------
Net cash provided by (used in) financing activities.............         (12,443)          4,666
                                                                  ---------------  --------------
Net increase (decrease) in cash and cash equivalents............          (3,324)            371
Cash and cash equivalents at beginning of period................           5,213             369
                                                                  ---------------  --------------
Cash and cash equivalents at end of period......................         $ 1,889           $ 740
                                                                  ===============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollar amounts in thousands)
                                   (Unaudited)

1.    Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal occurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been reclassified to conform to current period presentation. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.    Background

Boundless Corporation (the Company) is engaged, through its subsidiary, Boundless Technologies, Inc. (Boundless), in designing and manufacturing computer terminals and thin client devices for business use. The Company's general strategy is to provide access to corporate computing environments, including mainframes, LANs, WANs, intranets and the Internet. Boundless principally designs, assembles, sells and supports (i) General Display Terminals, (ii) Thin Clients and (iii) other terminal products that are used in multi-user, personal computer and mini-computer-based environments. The Company receives a royalty from a partnership (the GAI Partnership) formed by Boundless and General Automation, Inc. (GAI) and managed by GAI. The GAI Partnership designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GAI's versions of a data-based system licensed from Pick Systems.

3.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                     September 30,  December 31,
                                                          1997         1996
                                                     -------------  -----------

Raw materials and purchased components                $   9,550      $   12,845
Finished goods                                            3,213           4,942
Demonstration equipment                                     150             396
Service parts                                               345             342
                                                      ------------   ----------
                                                      $  13,258      $   18,525

4.  Equity

At September 30, 1997 and December 31, 1996, stockholders' equity consisted of the following:
                                                     September 30,  December 31,
                                                           1997         1996
                                                     -------------  ------------
Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, none issued                          $      -        $      -
Common stock, $0.01 par value, 100,000,000 shares
     authorized, 50,754,850 and 48,572,000 shares
     issued at September 30, 1997 and December
     31, 1996, respectively                                 508             486
Additional paid-in capital                               33,006          31,440
Accumulated deficit                                     (21,815)        (23,124)
                                                       ---------       ---------

Total stockholders' equity                             $ 11,699        $  8,802
                                                       =========       =========


5.  Financings

Regulation S Offerings

The company completed two offerings of securities under Regulation S of the Securities Act of 1933 (a "Regulation S Offering") subsequent to December 31, 1996 described below:



      In February 1997, the Company received gross proceeds of $1,000 by selling convertible notes, bearing interest at 8%, convertible until December 31, 1998 into common stock. As of September 30, 1997, $1,000 had been converted into 1,273,603 common shares.



      In March 1997, the Company received gross proceeds of $400 by selling convertible notes, bearing interest at 8%, convertible until December 31, 1998 into common stock. As of September 30, 1997, $400 had been converted into 588,490 common shares. In connection with this offering, the Company issued warrants to a financial advisor to purchase 50,454 shares of common stock at an exercise price of $1.375 per share, exercisable through February 28, 2000. These options were valued at approximately $19.

6.  Employee Stock Options Granted and Warrants Granted


Options to purchase 2,732,500 shares of common stock of the Company (of which 1,252,500 replaced existing options) were granted under the Company's stock option plans with an exercise price of $0.66. The options vest either immediately, or over the two year period following the date of grant, and are exercisable through the year 2002.

During the third quarter the Board of Directors approved the increase in the number of shares available to be granted under the Company's 1995 Incentive Plan from 6 million to 10 million shares of common stock.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Nine Month Period Ending September 30, 1997

Revenue - Revenue for the quarter ended September 30, 1997 was $24,262, as compared to $29,066 for the quarter ended September 30, 1996. Year-to-date revenue was $71,373 for 1997 versus $99,656 in 1996.

Sales of the Company's General Display Terminals declined from $23,138 for the quarter ended September 30, 1996 to $19,721 for the quarter ended September 30, 1997; and for the nine month period revenue declined to $59,281 from $80,624. The decline for the latest quarter is principally attributable to declines of $1,738 and $2,513 in sales to VT and Dorio distributors and Digital Equipment Corporation (Digital), respectively, offset by increased sales of $2,440 to IBM. Under the terms of the Digital Acquisition agreement Digital was required to purchase 80,000 units in the first year. As a result, the Company believes that the significant purchases by Digital during the fourth quarter of 1996 to meet this volume commitment leaves Digital with inventory levels sufficient to meet its terminal needs for the remainder of 1997. Therefore, 1997 sales of the Company's text terminals are not expected to reach the levels achieved in 1996. The VT and Dorio terminals are based on a proprietary architecture and, as a result, its users requiring flexibility are prone to more quickly move to alternative platforms. Finally, demand for the General Display Terminals continues to decline as competing technologies, including Thin Client devices, are gaining market share. For these reasons, sales of General Display Terminals for 1997 are not expected to reach the levels achieved in 1996.

Based on independent research results, the Company's share of the 1996 text terminal market worldwide, in the U.S., and in Europe regions increased to 36%, 34% and 43%, respectively. As a result, the Company has the second largest market share worldwide and in the U.S., and the largest market share in Europe. However, this research projects continued decline in the text terminal market.

Sales of X Windows-based Network Graphics Displays declined $509 to $948 for the quarter ended September 30, 1997, from $1,457 for the quarter ended September 30, 1996. This decline was anticipated and relates to specific projects undertaken by NCR during 1995, and completed during 1996. Year-to-date 1997 revenue declined 47% to $3,650 from $6,920 for the comparable period in 1996. The Company believes that sales of Network Graphics Displays will continue to decline as demand is satisfied by the more capable Thin Client devices.

On May 12, 1997, the Company launched a new line of advanced Thin Client devices along with network administration software marketed under the trade names Viewpoint(R) TC and Viewpoint(R) Administrator(TM), respectively. The company is targeting the approximately 35 million users of Text Terminals and X terminals many of whom are currently transitioning or intending to transition to graphical applications that include Windows, the Intranet and Java. In addition, the Company is targeting the task-oriented users of older, less capable PCs that are unable to run the latest Windows applications, including those users in business and education.

The Company believes its unique ability to customize its Viewpoint(R) TC products to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate Network Computer marketplace.

During the third quarter NCR Corporation selected Boundless as an OEM to support NCR's entrance into thin client computing. In addition, Boundless continued to witness significant customer support for its Windows Based Terminals with new customer wins in a number of important markets including education and retail. The Company is working with Microsoft to promote Windows Based Terminals- a concept now embraced by Microsoft.

Revenues from the Company's Thin Clients amounted to $1,332 for the quarter ended September 30, 1997; and are $1,889 year-to-date. Despite the substantial increase in sales during the third quarter, the revenue levels are below the Company's expectations due to slower than anticipated market acceptance of this new technology. However, the Company believes that Microsoft's recent support of the thin-client computing concept for accessing Windows applications, as employed by the Company in its Viewpoint(R) TC, and the recent abandonment of the "Net PC" as a competing technology by some large computer manufacturers will greatly increase market acceptance for its products.

Net revenue from the Company's repairs and spare parts business decreased 52%, or $1,067, from $2,047 for the quarter ended September 30, 1996 to $980 for the quarter ended September 30, 1997. The decline was due to reduced spares sales to NCR and Digital, resulting from a change in NCR's field support strategy and inventory purchasing habits and the overall decline in unit sales to Digital. For the nine months ended September 30, 1997, repairs and spare parts sales were $2,916 versus $6,226 in 1996. Due to new designs and engineering changes resulting in fewer components and increased reliability, the Company does not anticipate that repair and spare parts revenue will meet prior period levels.

GAI Partnership royalties for the quarter ending September 30, 1997, were $456 versus $572 in 1996. The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues, commencing May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months
37-48, 8%; and months 49-60, 7%. Year-to-date royalties were $1,419 for 1997 versus $2,302 in 1996. Royalties have declined versus prior periods due to the decline in the royalty rate.

As of September 30, 1997, the Company was owed $825 under the GAI Partnership agreement; of which $600 was past due. The Company is currently negotiating the paydown of this amount; and believes a settlement can be reached.

IBM was the most significant customer for the Company's products, accounting for 14% of revenue for the quarter ended September 30, 1997. Although both Digital and NCR are expected to remain significant customers for the Company's products, neither is expected to account for revenues of the Company comparable to 1996. The loss of IBM, NCR or Digital as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margin for the three and nine months ended September 30, 1997 were $6,253 (26% of revenue) and $17,076 (24% of revenue) respectively, as compared to gross margin of $7,208 (25% of revenue) and $21,878 (22% of revenue) for 1996. The decline in gross margin is wholly attributable to the decline in revenue. The increase in gross margin as a percent of revenue stems primarily from cost reductions and reduced warranty expense for the VT and Dorio products; offsetting declines in spare parts margin resulting from the sale of spares to Digital under a parts purchase agreement contained within the Digital Acquisition.

In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions. In addition, sales of the Company's Thin Clients, which carry margins greater than its General Display Terminals, are expected to positively impact the Company's gross margin. However, there can be no assurance, given the recent introduction of this new technology, that the Company's Thin Clients will improve gross margin.

From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available.

Total Operating Expenses - For the quarter ended September 30, 1997, operating expenses were $4,118 (17% of revenue), compared to expenses for 1996 of $6,233 (21% of revenue). For the nine months ended September 30, 1997, operating expenses were $12,210 (17% of revenue), compared to expenses for 1996 of $17,095 (17% of revenue). As a result of a reorganization of the Company, including a reduction-in-force affecting 130 employees at Boundless and the discontinuation of operations at OTW (previously named TradeWave, a former subsidiary of the Company), management expects that operating expenses will decline in 1997.

Sales and Marketing Expenses - Sales and marketing expenses decreased 41% from $3,432 (12% of revenue) for the quarter ended September 30, 1996 to $2,009 (8% of revenue) for the quarter ended September 30, 1997. Expenses for the nine-month period were $5,575 in 1997 versus $8,430 in 1996. The decline stems from reductions in corporate advertising, marketing consulting, bad debt expense and expenses related to the integration of the VT and Dorio product line into Boundless.

The Company promotes its products by means of a balanced mix of media advertising, direct mail, telemarketing, trade shows, public relations and cooperative channel marketing programs. The Company's installed base of over five million units is the primary target market for its new line of Viewpoint(R) TC Thin Clients. The Company plan to reach this market is based on direct mail, telemarketing and advertising and an aggressive public relations campaign, including several domestic and international press tours. The Company will also participate in key trade shows during the fourth quarter.

General and Administrative Expenses - General and administrative expenses decreased from $1,788 (6% of revenue), to $1,499 (6% of revenue) for the three months ended September 30, 1996 and 1997, respectively. Year-to-date expenses for 1997 were $4,631 as compared to 1996 expenses of $5,339. The decline is a result of the reduction-in-force, previously discussed, as well as reductions in depreciation and legal expenses.

Research and Development Expenses - Research and development expenses for the third quarter decreased 40% from $1,013 in 1996 to $610 in 1997. Research and development expenses for the nine months ended September 30, 1997 were $2,004 compared to $3,326 for 1996. The decline stems from the reduction-in-force, including the shutdown of the Company's Orlando, Florida, facility, as well as expenses incurred during 1996 to integrate the VT and Dorio product into Boundless.

Other Charges - Other expenses for the quarter ended September 30, 1997 were $1,158 compared to $947 for the comparable period in 1996. Other charges for the nine months ended September 30, 1997 were $2,746 versus $3,142 in 1996. Interest expense (net of interest income) amounted to $978 for the quarter ended September 30, 1997 compared to $1,016 for 1996. Despite higher interest rates, interest expense declined due to the reduction in outstanding debt.

In the third quarter the Company paid $77 to Morgan Kent Group, Inc., a majority shareholder, in consideration for the pledge of its holdings of the Company's common stock as collateral against the Company's outstanding debt under the Company's existing bank relationship. In addition, the Company has agreed to pay Morgan Kent Group, Inc. a monthly financial consulting fee for services which the Company believes are critical to its success. Consulting fees for the quarter amounted to $80.

Income Tax Expense - There is no provision for federal income tax expense for the quarter ended September 30, 1997 due to net operating loss carryforwards available resulting from the discontinuation of operations at OTW. State income tax expense for the quarter and year-to-date periods ending September 30, 1997 were $313 and $439, respectively.

Loss From Discontinued Operations - The Company recorded a loss relating to the discontinuation of OTW of $1,055 and $2,541 for the three and nine months ended September 30, 1996, respectively. Since commencing business in 1995 OTW incurred net losses; and consumed significant amounts of cash. The discontinuation of OTW was a material component of the Company's restructuring program and is intended to allow the Company to focus on its core businesses conducted by Boundless.

Net Income - For the quarter ended September 30, 1997, net income was $540 (2% of revenue), compared to net loss of $1,164 for the quarter ended September 30, 1996. 1997 year-to-date net income was $1,308 (2% of revenue) as compared to a net loss of $1,916 in 1996. Despite an anticipated decline in revenues in 1997, the Company believes that it will be profitable in 1997 as a result of its restructuring programs and introduction of its Network Computers.

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

As of September 30, 1997, the Company had working capital of $2,543. Historically, the Company has relied on cashflow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions. As a result of positive cash flows, the Company has not borrowed under its revolving credit facility since the fourth quarter of 1996.

The Company remains highly leveraged, although substantial improvement has been made since December 31, 1996. As of September 30, 1997, the Company had tangible net worth of $1,054 and total liabilities of $40,243. The Company's cash requirements at September 30, 1997 included repayment of the remaining balance of $5,432, plus interest, of the term loan in five quarterly installments; repayment of a revolving loan of $7,950, plus interest, due September 1998; payment of an $8,000 note, plus interest, payable to NCR on January 31, 1999; payment of $3,555 to NCR if it exercises a put option at any time in 1999; and annual payments to NCR of $498 in cash or the Company's Common Stock.

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

Net cash provided by operating activities for the nine months ended September 30, 1997 was $9,283; due principally to reductions in receivables of $7,420 and inventory of $4,781. These reductions were partially offset by a decrease in payables and accrued expenses of $7,001. Net cash used in investing activities was comprised of capital expenditures of $164. Net cash used in financing activities was $12,443, including payments of $7,950 and $6,000 made to reduce the balance of the Company's term and revolving loans, respectively; offset by proceeds of $1,514 from the issuance of convertible debt.

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





                           PART II - OTHER INFORMATION

Item 5.      Other Information

Effective October 31, 1997, Mr. Wayne Schroeder resigned as Vice President - Finance and Chief Financial Officer.

Joseph Gardner was appointed Vice President-Finance and Chief Financial Officer effective October 31, 1997. Mr. Gardner has been employed by Boundless Technologies, Inc. since April of 1990 and had served as the Controller and Vice President-Quality Assurance. Prior to 1990, Mr. Gardner was employed by NCR Corporation where he held positions in the financial planning and treasurers departments.

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I- Financial Information, Item 1- Financial Statements, contained in this Form 10-Q.

Exhibit 27:  Financial  Data  Schedule for the nine months ended  September  30,
1997.

(b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1997



Boundless Corporation



By:/s/Joseph Gardner
   ----------------------------------------
   Joseph Gardner
   Vice President and Chief Financial Officer
   (Principal Accounting and Financial Officer)