Form 10-K
period 1997-12-31
BOUNDLESS CORP
filed 1998-03-30
CIK 837472

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

                   For the fiscal year ended December 31, 1997

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

    100 Marcus Blvd. Hauppauge, NY                                11788p Code)
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (516) 342-7400

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item
              405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             The aggregate market value of the voting stock held by
         non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on March 4,
                              1998, is $22,522,042.

       As of March 4, 1998, the registrant had 5,139,228 shares of Common
                  Stock, $.01 par value per share, outstanding.

                 -----------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
         --------

General

         Boundless Corporation, formerly known as SunRiver Corporation (the "Company"), is engaged, through its subsidiary, Boundless Technologies, Inc. ("Boundless"), in designing and manufacturing computer terminals for business use. The Company's general strategy is to provide highly efficient, low cost access to corporate computing environments, including client/server, mainframes, LANS, WANS, intranets and the Internet.

         The 1997 fiscal year has been one of turnaround for the Company. Leveraging the changes and internal restructuring undertaken in 1996, the Company recorded quarterly and full-year profits in 1997. During 1997 the
Company released the second generation of its Windows-based terminals, participated in a number of important tradeshows showcasing this new computing environment, and forged important technological and marketing partnerships to strengthen its position in the emerging network computing market. Also during 1997, the Company finalized the discontinuation of the operations of TradeWave Corporation, renamed OTW Corporation ("OTW"), with the sale of certain assets to Florida-based CyberGuard Corporation for a combination of cash, a royalty on future revenues and the assumption of certain liabilities.

     Boundless principally designs, assembles, sells and supports (i) ANSI/ASCII desktop computer display terminals, which generally do not have graphics capabilities, although some have limited graphics capabilities ("General Display Terminals"); (ii) desktop display terminals that are significantly smaller and have less processing power and memory than a general purpose PC but that enable simple, easy and cost-effective access to corporate computing environments ("Windows(R) - based Terminals"), and software supporting Windows(R) - based Terminals; and (iii) other terminal products that are used in multi-user, personal computer and mini-computer-based environments ("MultiConsole Terminals"). The Company is a limited partner in a partnership (the "GAI Partnership") formed by Boundless and General Automation, Inc. ("GA") and managed by GA. The GAI Partnership designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GA's versions of a data-based system licensed from Pick Systems ("Pick").

         The  Company  entered  into  the  General  Display  Terminal  and  high resolution, high performance desktop graphics display terminals ("Network Graphics Displays") businesses in December 1994 when the Company purchased Applied Digital Data Systems, Inc. ("ADDS") from NCR Corporation ("NCR"), formerly AT&T Global Information Solutions Company (the "Boundless Acquisition"). ADDS changed its name to SunRiver Data Systems, Inc. and, in 1996, to Boundless Technologies, Inc. For more than 25 years, ADDS had been a supplier of general purpose desktop display terminals worldwide under either the customer's or ADDS(R) trademark. Simultaneously, with the Company's acquisition of ADDS, the Company acquired all of the assets and business of SunRiver Group, Inc. (the "SunRiver Group Acquisition"). Prior thereto, SunRiver Group, Inc. ("SunRiver Group") had been engaged, for more than nine years, in the development and manufacture of software and hardware for MultiConsole Terminals. SunRiver Group, subsequently renamed Morgan Kent Group, Inc. ("Morgan Kent Group"), was a pioneer in the development of high-speed MultiConsole Terminals for open system, multi-user platforms.

         In October 1995, Boundless acquired assets relating to the General Display Terminal products of Digital Equipment Corporation ("Digital") sold under the VT(R) and Dorio(R) brands, excluding the VT 400 Series (the "Digital Acquisition"). As no manufacturing facilities were included in the Digital Acquisition, Boundless has transferred all production of the VT and Dorio product lines from Digital's facilities in the Far East to Boundless' plant in Hauppauge, New York.

         Based on independent research results, the Company's share of the 1996 General Display Terminal market worldwide, in the U.S., and in Europe increased to 36%, 34% and 43%, respectively. As a result, the Company believes it has the second largest market share worldwide and in the U.S., and the largest market share in Europe, of General Display Terminals. The Company believes that Boundless is the second largest manufacturer of General Display Terminals in the world with an installed user base of more than 5,000,000 units.

     Boundless offers standard and custom models of its General Display Terminals primarily to retail, financial, telecommunications and wholesale distribution businesses requiring them for data entry and point of sale activities. Standard and custom model Windows(R)-based Terminals are being marketed by Boundless primarily to telecommunications, retail, financial, general services, healthcare and transportation businesses with light processing requirements and the need to provide concurrent information to customers on a variety of topics, such as billing and current and historical product and service information. MultiConsole Terminals are typically used by small-to-medium-sized businesses, such as chain stores, requiring predominantly transaction-oriented applications. Sales of systems by the GAI Partnership are primarily to large distribution centers, retail establishments, manufacturers, local governments and data bases for credit and collection, which require management of large volumes of data.

         On March 26, 1998, the Company effected a one-for-ten reverse split (the "Reverse Split") of its Common Stock. All information contained within this Annual Report on Form 10-K has been restated to reflect retroactive application of the Reverse Split unless otherwise noted.

         Reference is made to Notes 1, 3, 4, 5, 6, 10 and 18 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994.

Risk Factors

         The following factors relating to the Company, its business and management should carefully be considered in evaluating the Company and its prospects.

         Debt Structure and Liquidity. As of December 31, 1997, the Company had a tangible net worth of $6,979,687 and total liabilities of $35,586,183. The Company's cash requirements at December 31, 1997 included repayment of the remaining balance of $3,250,000, plus interest, of the original $20,000,000 term loan, under its bank credit line (the "Chase Credit Line") with The Chase Manhattan Bank, ("Chase") , in four quarterly installments; repayment of a revolving loan under the Chase Credit Line of $7,650,000, plus interest; payment of an $8,000,000 note (requiring quarterly interest payments) payable to NCR on January 31, 1999; payment of $3,554,692 to NCR if it exercises a put option at any time in 1999; and annual payments to NCR of $497,657 in cash or the Company's common stock, $.01 par value per share ("Common Stock"). While the Company believes that cash generated from operations and available under the Chase Credit Line will be sufficient to pay its other obligations as they become due, in the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the Chase Credit Line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations. The Company's ability to obtain equity financing to reduce its debt and increase its stockholders' equity is adversely affected by such leverage and other risks described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Operating History. For the years ended December 31, 1997, 1996 and 1995 the Company recorded earnings/(loss) available to common shareholders of approximately $4,386,000, ($11,736,000), and $168,000, respectively. The Company recorded nonrecurring charges of approximately $2,207,000 in the quarter ended December 31, 1995 relating to the acquisition of in-process technology by OTW and the refinancing of debt in connection with the acquisition of assets from Digital and non-recurring charges of approximately $8,400,000 in the quarter ended December 31, 1996 relating to the restructuring of the Company and the discontinuance of OTW's operations. Prior to the Boundless and SunRiver Group Acquisitions, ADDS recorded substantial losses and the results of operations of Morgan Kent Group were not material. Accordingly, the Company believes a longer operating history is necessary for a meaningful evaluation of the Company's performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         Strategy. Approximately 84% of the Company's sales for the year ended December 31, 1997 were of General Display Terminals. The Company's strategy has been to increase its share of the General Display Terminals market. However, other manufacturers have been abandoning the General Display Terminals business, principally because of the erosion of gross margins and the market trend to newer technologies. The Company has been increasing its market share in order to increase its installed base of customers to which it can offer General Display Terminals or, for those desiring them, alternative products with enhanced features, such as Windows(R)-based Terminals. The success of the Company's strategy depends on its ability to compete in the intensely competitive marketplace for its products. Initially, the success of this strategy is dependent on the success of the Company's Windows(R)-based Terminals. There can be no assurance that the Company's strategy is valid. See "-Products and Services - Windows(R)-based Terminals."

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

         Dependence Upon Major Customers. IBM, NCR and Digital were the Company's most significant customers in 1997, accounting for approximately 16%, 6% and 4%, respectively, of the Company's total revenue. While Digital is contractually committed to purchase 95% of its terminal requirements from the Company through October 23, 1999, it may terminate its agreement for cause without compensation to the Company. Although NCR is contractually committed to purchase 90% of its terminal requirements from the Company through December 9, 1999, it may under certain conditions cancel its agreement without compensation to the Company.

         On January 20, 1998, Compaq Computer Corp. ("Compaq") announced a Letter of Intent for the purchase of Digital. The Company has no knowledge of Compaq's intentions with respect to Digital's sales, marketing or product strategies. Accordingly, there can be no assurance that the existing business relationship between the Company and Digital will not be disrupted. The loss of IBM, Digital or NCR as a customer would have a material adverse effect on the Company's results of operations and liquidity. See "- Sales and Marketing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Dependence Upon Key Personnel. The Company's success will depend upon its key management, sales and technical personnel. The Company and Boundless do not have employment contracts with any of their employees. In addition, the Company believes that, to succeed in the future, it will be required to continue to attract, retain and motivate additional skilled executive and technical sales and engineering employees who are in short supply because of great demand throughout the industry for their services. The loss of any of its existing key personnel or the inability to attract and retain key employees in the future could have a material adverse effect on the Company. See "Directors and Executive Officers of the Registrant."

         New Products and Technological Change. The computer industry is characterized by a rapid rate of product improvement, technological change and product obsolescence. As a result, the Company's product lines are subject to short life cycles. While the Company is engaged in research and development of new products, no assurance can be given that the Company will be able to bring any new products to market to replace existing products rendered obsolete by technological change. The failure of the Company to market new products on a timely basis could materially and adversely affect the Company's business. Furthermore, inventory management is critical to decreasing the risk of being adversely affected by obsolescence and there is no assurance that the Company's inventory management and flexible manufacturing systems will adequately protect against this risk. Approximately $6,600,000 was charged to operations during the quarter ended December 31, 1996, when the Company decided to discontinue OTW's business because the Company decided that the resources necessary to bring OTW's products to market should instead be allocated to the Company's core business conducted by Boundless. Furthermore, Boundless established inventory reserves of approximately $2,200,000 in the fourth quarter of 1996 because of obsolescence resulting from technological change.

         Dependence Upon Suppliers; Shortages of Subassemblies and Components. The Company purchases subassemblies and components for its products almost entirely from more than 40 domestic and Far East suppliers. Purchases from Advanced Scientific Corp. and Wong Electronics Corp., which manufacture plug-in logic boards in Taiwan and China, respectively, for the Company's General Display Terminals and Windows(R)-based Terminals, accounted for approximately 19% and 16%, respectively, of the dollar amount of the Company's total purchases in 1997 of subassemblies and components. While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, they are generally single-sourced so that the Company is able to take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead time could have a material adverse effect on its sales and results of operations.

         The Company has experienced shortages of supplies for components from time to time as a result of industry-wide shortages, which sometimes result in market price increases and allocated production runs. However, to date, such shortages have not had a material adverse effect on the Company's business.

         Research and Development. There has been substantial investment in research and development of the Company's existing products by Morgan Kent Group, Boundless and Digital. The Company will need to continue to introduce new products that match the price/performance levels of competitive products. The development of new products is inherently risky and expensive and the Company's working capital may not be sufficient to permit it to fund the research and development required. Furthermore, there can be no assurance that the Company will successfully develop new products or that any new products that are developed will be introduced in a timely manner and receive wide market acceptance. See "-Manufacturing - Research and Development".

         Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including timing of new product introductions by the Company and its competitors; changes in the mix of products sold; availability and pricing of subassemblies and components from third parties; timing of orders; difficulty in maintaining margins; and changes in pricing policies by the Company, its competitors or suppliers. See "-Manufacturing - Suppliers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

     Control by Morgan Kent Group. Morgan Kent Group owns approximately 51.4% (approximately 53.8% on a fully diluted basis) of the outstanding shares of the Company's Common Stock (including 307,502 shares underlying warrants) and, accordingly, has the ability to elect all directors, authorize certain transactions that require stockholder approval and otherwise control Company policies, without concurrence of the Company's minority stockholders. Morgan Kent Group's control of the Company may have an adverse effect on the market price of the Common Stock due to the perception by existing or potential stockholders that influencing or changing the Company's management or policies, without Morgan Kent Group's consent, would be difficult; or the perception that public sales of significant amounts of Common Stock by Morgan Kent Group is likely. Such control would likely discourage hostile bids for control of the Company in which stockholders may receive premiums for their shares of Common Stock. See "Security Ownership of Certain Beneficial Owners and Management" for information regarding a possible future change of control.

         Possibility of Volatility of Common Stock Price. There has been significant volatility in the market price of the Company's Common Stock and of the securities of companies engaged in businesses similar to the Company's business. Various factors and events may have a significant impact on the market price of the Common Stock including fluctuations in the prices of computer industry stocks, generally; announcements by the Company, its suppliers or its competitors concerning quarterly and year end results of operations; technological innovations or the introduction of new products; shortages or failure of components or subassemblies; and public concern about the economy, generally. See "Market for Registrant's Common Equity and Related Stockholder Matters."

         Forward-Looking Information May Prove Inaccurate. This Form 10-K contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "estimate," "will" and "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

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

         In connection with the Boundless Acquisition, the Company entered into various agreements with NCR pursuant to which the Company will continue to supply at least 90% of NCR's terminal requirements (including Windows(R)-based Terminals), until December 1999. However, NCR can terminate such contracts, without compensation to the Company, under certain circumstances. Accordingly, there can be no assurance that the long-standing business relationship between Boundless and NCR will continue. In 1997, sales to NCR constituted approximately 6% of total revenues.

         In connection with the Digital Acquisition, Boundless and Digital entered into a Basic Order Agreement for Text Terminal Products and Parts (the "Digital Supply Agreement") whereby Digital agreed to purchase from Boundless at least 95% of Digital's worldwide requirements for General Display Terminals and related parts for a four-year period ending October 1999. However, Digital can terminate the agreement for cause without compensation to the Company. Sales of General Display Terminals to Digital constituted approximately 3% of total General Display Terminal sales for 1997.

         Network Graphics Displays. The Company's Network Graphics Displays are a high resolution, high performance, graphical workstation for use in networked computer environments. Sales of the Company's Network Graphics Displays have generally been limited to a few large telecommunications customers. Due to the small customer base, the low margins associated with Network Graphics Displays, and the emergence of Windows(R)-based Terminals, the Company announced a discontinuation of this product family in early 1998.

     Windows(R)-based Terminals. Recent technological advances have enabled the Company, and others, to develop hardware and software designed to offer customers simple, easy and cost-effective access to current and emerging computing environments that include Windows NT, UNIX and Java applications, corporate intranets and the Internet. As these technological advances allow the desktop display device, or client, to be configured with less memory and processing power, as compared to traditional PC configurations, they are referred to as network computers or thin client devices ("thin clients"). Thin clients, whose applications are executed exclusively on the server using software from Microsoft or Citrix Systems, are called Windows(R)-based Terminals. The Company's Windows(R)-based Terminals have no applications storage, utilize the network servers for processing and are significantly smaller than a general purpose PC. They use Intel and Intel-compatible processors. A second generation Windows(R)-based Terminal, the Viewpoint(R) TC, was released in the second quarter of 1997 that provides terminal users with a General Display Terminal replacement, that maintains the look and feel of their current application, yet provides the ability to transition to Windows, intranet, Internet and Java applications with the addition of Boundless' network administration software, called the Viewpoint(R) Administrator, that is downloaded from the network server. The Company believes that for the following primary reasons, Windows(R)-based Terminals, generally, will be able to compete with PCs and Net PCs used in business networks, although there is no assurance the Company's belief is correct.

         o Windows(R)-based Terminals offer a lower total cost of ownership than PCs because:

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

              o     Windows(R)-based   Terminals  have  the   functionality  and
                    performance that businesses generally expect from PCs.

               o Windows(R)-based Terminals allow for better security, in significant part, because their lack of floppy disk drives prevents them from introducing a virus into the network and prevents users from removing sensitive data from the network.

         Target users for the Company's Windows(R)-based Terminals include retail, services, financial, education, healthcare, telecommunications and transportation customers with light processing requirements and the need to provide concurrent information to customers on a variety of topics, such as billing and current and historical product and service information.

         MultiConsole Terminals. The Company's MultiConsole Terminals were developed by Morgan Kent Group and are based on patented technology. MultiConsole Terminals offer a cost-effective upgrade or replacement for serial character terminals in multi-user, micro-computer and personal computer-based environments. The MultiConsole Terminal has the same look and feel as a PC. Nevertheless, MultiConsole Terminals do not have CPUs since they share the CPU of the host computer. MultiConsole Terminals are best suited for small to medium-sized businesses requiring predominantly transaction-oriented applications. Typical users include financial branch offices, hospitals, hotels, retailers, pharmacies and professional offices, such as accounting firms, doctors' and dentists' offices and law firms.

         GAI Partnership. Boundless is a limited partner with GA, the managing partner, in the GAI Partnership. The GAI Partnership combines into a single business the development, distribution, maintenance and support of Pick-based computer systems and software running Boundless' version and GA's version of the Pick system on various hardware platforms. Boundless' systems consist of Unix software with NCR System 3000 hardware and operating system software under the Mentor(R) Operating Environment brand name, as well as a lower cost system under the Mentor PRO brand name for use with standard PC's (collectively, "Mentor Systems"). Mentor Systems are used to manage large volumes of data. Users of Mentor Systems include large distribution centers, retail establishments, manufacturers, local governments and data bases for credit and collections. The business and affairs of the GAI Partnership are managed exclusively by GA, subject to consultation from time to time with Boundless.

         Professional Services. Prior to the formation of the GAI Partnership, a material portion of the Company's revenues was derived from its activities as a provider of consulting, installation, software and hardware maintenance, software upgrade and tuning, disaster backup and other professional services. These services were provided almost exclusively to Mentor Systems users and value added resellers ("VARs") of systems purchased from the Company as well as to users of the Company's other products desiring more service and support than the basic warranty provides. The Company is continuing to provide these services with respect to its desk top terminals and Windows(R)-based Terminals. Depot service during normal business hours is also provided within the United States by the Company for its desktop terminals.

         Percentage of Total Revenues. The table below sets forth, for each of the last three years ended December 31 the percentage of total revenue contributed by those classes of similar products or services which accounted for 10% or more of consolidated revenue in any of such years. Information for the years ended December 31, 1996 and 1995 is based upon the consolidated operations of the Company excluding revenue generated by OTW and by the General Display Terminal business of Digital, prior to the Digital Acquisition in October, 1995.

                 General          Network
                 Display          Graphics       Professional
Period          Terminals         Displays          Services
------          ---------         --------          --------
1997              83.6%             5.9%              3.7%
1996              80.0%             8.6%              5.0%
1995              49.8%            28.5%              13.5%

          Foreign Sales. Net foreign sales were approximately $30,911,000, $47,500,000 and $15,912,000 for 1997, 1996 and 1995, respectively. The tables below set forth for each of the last three years ended December 31 the approximate percentage of total revenue attributable to foreign sales and the percentage attributable to the European region.

                               % of Total Revenue
                               ------------------

Period                        Total                     Europe
------                        -----                     ------
1997                          31.6%                     27.0%

1996                          33.9%                     29.6%

1995                          16.6%                     13.0%

          The increases in 1997 and 1996 versus 1995 are attributable to sales of VT and Dorio General Display Terminals, sales of which have historically been strong in Europe.

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

          The Company has a flexible manufacturing control system that is run by software developed by the Company. This system provides a flexible, customer-focused manufacturing approach that enables the Company to quickly customize products for orders of one to one thousand. Just-in-time systems allow the Company to achieve efficient asset utilization and fast response time to customers. The Company is generally able to fill orders within three to five days after receipt of an order. Accordingly, backlog has not traditionally been material to the Company. Backlog at December 31, 1997 totaled approximately $7,345,000 as compared to $9,048,000 at December 31, 1996. Approximately $6,910,000 of the Company's backlog at December 31, 1997 was for General Display Terminals.

          The Company is using approximately 90,000 of its 155,000 square feet of space in the Hauppauge, NY, facility for manufacturing and has the capacity to manufacture approximately 1,000,000 units per year.

          Suppliers. The Company purchases subassemblies and components for its products from more than 40 domestic and Far East sources. Purchases from Advanced Scientific Corp. and Wong Electronics Corp., which manufacture in Taiwan and China, respectively, plug-in logic boards for the Company's General Display Terminals and Windows(R)-based Terminals, accounted for approximately 19% and 16%, respectively, of the total dollar amount of the Company's total purchases in 1997 of subassemblies and components. While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, they are generally single-sourced so that the Company is able to take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead time could have a material adverse effect on its sales and results of operations. The Company has experienced shortages of supplies for components from time to time as a result of industry-wide shortages, which sometimes result in market price increases and allocated production runs. To date, such shortages have not had a material adverse effect on its business.

          Warranties and Returns. The Company provides a one- to three-year warranty covering defective materials and workmanship. The Company's products are serviced at depots that are geographically dispersed throughout the world. Users can purchase extended warranties of up to three years or can pay for repairs on a time and materials basis. During 1995, 1996 and 1997, the Company's cost of warranty repairs was approximately 1.2%, 2.4% and 2.0%, respectively, of the Company's total revenues. Warranty expense increased in 1996 as a result of the Company's Maintenance Service Agreement with Digital. Software is not warranted by the Company but users are permitted to return software for a refund within 30 days after purchase. Accordingly, customers are afforded the opportunity to use software on a trial basis.

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

          Research and Development. During 1997, 1996 and 1995, the Company expended approximately $2,912,000, $4,855,000 and $4,569,000, respectively, on research and development activities. Not included in the foregoing are research and development expenses incurred by OTW. As a part of the Company's 1996 restructuring programs, the Company consolidated its research and development activities by closing its Orlando, Florida facility (the Company's primary Network Graphics Displays development center), and reducing its research and development personnel from 55 to 24. Boundless' research and development activities have historically related primarily to General Display Terminals and Network Graphics Displays. Because General Display Terminals are mature products, development activities over the past year have only included enhancements to the existing product family, freeing resources for development of the Compoany's Windows(R)-based Terminals. The Company intends to devote more efforts to developing and acquiring new products and technologies that can shorten the time-to-market of the Company's products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Sales and Marketing

          The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. OEMs, that do not want to maintain engineering or manufacturing resources, can obtain products with their brand name from Boundless. Customers can buy Boundless' products from an international network of value-added resellers (VARs) and regional distributors. In order to reduce its dependence on existing OEM customers, the Company has been increasing its distribution channel marketing and sales efforts and seeking additional OEM customers. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. The Company's sales force operates out of six geographically dispersed locations in the United States and a European office in the Netherlands. During 1997, the Company expanded its marketing efforts to include South America, Asia-Pacific, Australia and New Zealand.

          As a result of the Digital Acquisition, the Company has expanded its OEM relationships and worldwide channels of distribution, particularly in Europe. The Company entered into distribution agreements with approximately ten Western European distributors in 1997. Sales of VT and Dorio General Display Terminals have historically been particularly strong in Europe, while sales of the ADDS General Display Terminals have been stronger in the United States.

          In selling its General Display Terminals, the Company emphasizes customization, reliability and compatibility with a broad range of UNIX, Pick and other operating systems. In selling the Company's Windows(R)-based Terminals, the Company emphasizes total cost of ownership, ease of administration, security and the ability to access numerous applications. The Company's Windows(R)-based Terminals can access the more than 100,000 applications that run under Microsoft Windows, including Windows NT and Windows
95. The Company's Windows(R)-based Terminals also provide access to UNIX and legacy applications. The Company believes its expertise in integrating Windows(R)-based Terminals within the total system architecture is an important selling benefit.

          The Company uses direct mail, telemarketing and cooperative advertising and promotion to promote its products. The Company's installed user base of more than 5,000,000 General Display Terminals is the primary target market for its Windows(R)-based Terminals. The Company believes the most effective way to reach this market is via cooperative marketing with its channel partners and an aggressive use of public relations.

          The Company's business is not seasonal. The third quarter of the calendar year contributes slightly less revenue, as a percent of total year revenues, due to extended vacation periods in Europe, where sales of the Company's VT/Dorio products are strong. Other fluctuations in quarterly sales result from large orders that are unrelated to the time of year.

Competition

          The General Display Terminal market has undergone consolidation and the two largest competitors that have emerged are Boundless and Wyse Technology, Inc. ("Wyse"). General Display Terminal customer purchase criteria are based on quality, customization, compatibility with other terminals, and price.

          Currently, Boundless' principal competitors that manufacture and market Windows(R)-based Terminals are Wyse, Neoware Systems, Inc., and Network Computing Devices, Inc. The Company anticipates additional competitors, such as Sun Microsystems, will enter the network computer market in 1998 and thereafter. The Company's Windows(R)-based Terminals also compete with low-cost PCs and traditional higher-cost PCs. Customer purchase criteria for Windows(R)-based Terminals are primarily based upon reduced total cost of ownership, ease of administration, reliability, security and the breadth of applications access.

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

Patents, Trademarks and Licensing

          The Company owns over 30 patents issued in the United States and various foreign countries, none of which is believed to be material to its business. The Company believes that the knowledge and experience of its management and personnel and their ability to develop, manufacture and market the Company's products in response to specific customer needs is more significant than its patent rights.

          The trademarks ADDS, Viewpoint, VT and Dorio are registered in the United States Patent and Trademark Office and in a number of foreign countries.

Environmental Regulation

          Amounts incurred by Boundless in complying with federal, state and local legislation pertaining to protection of the environment during the past three years did not have a material effect upon capital expenditures or the financial condition of the Company.

Employees

          At December 31, 1997, the Company had approximately 325 full-time employees engaged as follows: 26 in product design and engineering, 216 in manufacturing and repair services, 48 in sales, systems services and marketing and 35 in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES
        ----------

     The Company owns a 155,000 square foot facility at 100 Marcus Boulevard, Hauppauge, New York, the principal manufacturing, sales and distribution facility of Boundless. The Company also leases approximately 8,303 square feet of office space in Austin, Texas. The four-year lease for this facility expires in 1998. The Company's current annual rent for the Austin facility is approximately $124,548. The Company leases four other small facilities throughout the United States for depot repair and support services. The annual lease commitments for these facilities are not material.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

          An action was commenced by John Marsala ("Marsala") on October 20, 1994, based on breach of contract, in the Supreme Court of the State of New York, County of New York. This action is entitled "John Marsala v. All Quotes, Inc. et al.," Index No. 129936-94. Marsala was a former dealer employed by the Company to enroll subscribers in its dial-up market services. Marsala claims in excess of $1,500,000 in damages pursuant to the terms of an alleged dealership agreement between the parties. The Company has denied that it owes any sums to Marsala and has counterclaimed for fraud against Marsala. The Company intends to vigorously defend this suit since it believes that it has meritorious defenses to the action. Document requests have been served on Marsala, however, to date, no documents have yet been produced and no other discovery has taken place. This litigation has been inactive since December 1994.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

          No matter was submitted during the fourth quarter of 1997 to a vote of stockholders of the Company through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

          The Reverse Split became effective March 26, 1998. Unless otherwise noted, all information in this Annual Report on Form 10-K has been restated, applying retroactive treatment of the Reverse Split.

          The Company's Common Stock is quoted on The Nasdaq SmallCap Market under the symbol BDLS. As of February 27, 1998, there were approximately 984 holders of record of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by Nasdaq, for the periods indicated. Price per share information has been restated to give effect to the Reverse Split.


Year Ended December 31, 1997:                                 High         Low
                                                              ----         ---

       First quarter....................................     $19.38       $10.31
       Second quarter...................................     $15.94       $ 6.56
       Third quarter....................................     $15.94       $ 7.19
       Fourth quarter...................................     $16.25       $ 6.56


Year Ended December 31, 1996:

       First quarter....................................     $30.00       $22.50
       Second quarter...................................     $93.75       $20.00
       Third quarter....................................     $83.75       $31.25
       Fourth quarter...................................     $36.25       $13.12

The last sale price of the Company's Common Stock on March 4, 1998 was  $ 9.06.

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





ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        ------------------------------------

          The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The statement of operations and balance sheet data for the years ended December 31, 1997, 1996 and 1995 set forth below have been derived from the financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants as indicated in their report included in this Form 10-K. The statement of operations data for the years ended December 31, 1994 and 1993 set forth below have been derived from the financial statements of the Company, which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere herein.

          For accounting purposes the SunRiver Group Acquisition has been treated as a recapitalization of the Company with Morgan Kent Group as the acquirer and with carryover basis of its assets and liabilities. Accordingly, the historical financial information presented herein, prior to the Boundless Acquisition, are those of Morgan Kent Group. Financial information presented for periods ended on December 31, 1994 includes the consolidated operations of Morgan Kent Group for all of 1994 and of Boundless for the period from December 9, 1994, the effective date of the Boundless Acquisition, through December 31, 1994.

Consolidated Statement of Operations Data
For the years ended December 31:
(000's omitted)

                                          1997        1996       1995        1994        1993
                                          ----        -----      ----        ----        ----

Total revenues                          $98,271     $138,225    $94,957      $8,344      $2,814
Gross margin                             24,766       28,557     25,573       3,455       1,177
Operating expenses:
  Sales and marketing                     7,417       10,433      7,940       1,092         321
  General and administrative              6,213        8,120      6,337         992         409
  Research and development                2,912        4,855      4,569         990         493
  Other nonrecurring charges             (255)         1,980      (572)          61         (11)
                                         ------        -----   --------      ------      ------
     Total operating expenses            16,287       25,388     18,274       3,135       1,212
                                         ------       ------     ------      ------      ------
Operating income (loss)                   8,479        3,169      7,299         320         (35)
Interest expense                         (3,730)      (3,794)    (1,907)        (97)        (35)
                                        -------      -------    -------        ----        ----

Income (loss) from continuing
  operations                              4,749         (625)     5,392         223         (70)
Income tax expense                         (134)         962     (1,323)       (185)
Loss from discontinued operations                     (9,652)      (870)
Gain (loss) on extinguishment of debt        -            -        (589)         -           -
                                        -------      -------    -------        ----        ----
Net income (loss)                        $4,883     $(11,239)    $2,610         $38        $(70)
                                         ======     =========    ======         ===       =====
Earnings (loss) per common share from
  continuing operations:
Basic                                      $.89        $(.44)      $.37       $(.01)      $(.03)
                                           ====       ======       ====      ======      ======
Diluted                                    $.86        $(.44)      $.35       $(.01)      $(.03)
                                           ====       ======       ====      ======      ======

Earnings (loss) per common share: Basic
Diluted                                    $.89       $(2.50)      $.04       $(.01)      $(.03)
                                           ====      =======       ====       ======     ======
                                           $.86       $(2.50)      $.04       $(.01)      $(.03)
                                           ====      =======       ====      ======      ======
Consolidated Balance Sheet Data
At December 31:
(000's omitted)                            1997        1996        1995        1994        1993
                                           ----        ----        ----        ----        ----

Working capital                          $8,780       $3,172    $15,416      $6,764        $(63)
Total assets                             54,548       69,525     75,856      37,171         940
Revolving credit loan                     7,650       13,950      8,000       4,655          -
Long-term obligations                    10,288       14,300     25,492      16,287         119
Mandatorily redeemable preferred stock    3,555        3,555      3,555       5,536          -
Total long-term obligations              13,843       17,855     29,047      21,823         119
Stockholders' equity (deficit)          $15,407      $ 8,802    $12,837      $2,386         $39

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

General

          Reference is made to Notes 1,3,4,5,6,10 and 18 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994.


Results of Operations



The numbers and percentages contained in this Item 7 are approximate. Dollar amounts are stated in thousands.

Charges Made in the Quarter Ended December 31, 1996


     The Company recorded nonrecurring charges of $8,915 in the quarter ended December 31, 1996 as follows:

     1. $1,473 relating to severance costs associated with a reduction-in-force affecting 130 employees at Boundless in December 1996;

     2. $331 relating to the closing of Boundless' Orlando,  Florida,  facility;
     and

     3. $7,111 relating to the discontinuation of operations, in December, 1996, of OTW. See Note 18 of Notes to Consolidated Financial Statements.

     For purposes of classification in the Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995, items 1 and 2 have been included in "Other nonrecurring charges". Item 3 is included in "Loss from discontinued operations."



Years Ended December 31, 1997 and 1996

          Revenues: Revenues for the year ended December 31, 1997 were $98,271, as compared to $138,225 for the year ended December 31, 1996.

          Sales of the Company's General Display Terminals declined to $82,200 for the year ended December 31, 1997 from $110,671 for the year ended December 31, 1996, despite a 35% increase in sales to IBM. The decline is primarily attributable to a reduction in sales to Digital of $16,954, resulting from Digital's purchasing, during the fourth quarter of 1996, a substantial amount of product to satisfy its obligations under the Digital Supply Agreement for 1996. These purchases satisfied Digital's requirements for the majority of 1997. In addition, sales of the Company's VT/Dorio product fell $10,496 in 1997 following substantial sales of this product during the first quarter of 1996 driven from pent-up demand during the transition of the product line to the Company's Hauppauge manufacturing facility. Sales in 1997 of General Display Terminals to NCR declined $2,646 from 1996. The decline in sales to NCR was expected and relates to the disruption caused by the split-up of AT&T Corporation and NCR's change in focus from Unix to NT-based servers.

          Based on independent research, overall industry demand for the General Display Terminals will continue to decline as competing technologies, including Windows(R)-based Terminals, gain market share. Despite this industry decline, sales of General Display Terminals for 1998 are expected to approximate 1997 results. The Company has increased its marketshare over the last two years in part because of enhanced performance, and additional features, including Microsoft Windows(R) NT and Internet support, that allow General Display Terminals to compete favorably, in terms of price and performance, with low-cost personal computers, as well as by aggressive marketing.

          The Company's strategy in increasing its share of a market where the product and market are mature is based upon its belief that there will be a continuing substantial demand for General Display Terminals. To this end, the Company is leveraging its manufacturing expertise, installed customer base, and distribution networks while shifting research and development to software and hardware development that will deliver Windows applications to the desktop by means of Windows(R)-based Terminals.

          Sales of Network Graphics Displays declined $6,140 to $5,756 for the year ended December 31, 1997, from $11,896 for the year ended December 31, 1996. This decline was anticipated and relates to the completion, during 1996, of specific projects undertaken by NCR in 1995. The Company believes that sales of Network Graphics Displays will continue to decline for the same reasons demand for General Display Terminals is declining.

          Sales of the Company's Windows(R)-based Terminals amounted to $3,218 versus $747 for the years 1997 and 1996, respectively. 1997 was a turbulent year for this emerging technology, as the industry and end-users debated the merits of the Windows(R)-based Terminal and competing technologies. Despite the substantial increase in 1997 sales over 1996, the revenue levels are below the Company's expectations due to slower than anticipated market acceptance of this new technology. However, the Company believes that Microsoft's recent decision to support thin-client computing, and the recent abandonment of the "Net PC" as a competing technology by some large computer manufacturers, will greatly increase market acceptance for Windows(R)-based Terminals.

     On May 12, 1997, the Company launched its first line of Windows(R)-based Terminals which, along with network administration software, are marketed under the trade names Viewpoint(R) TC and Viewpoint(R) Administrator, respectively. The Company is targeting the approximately 35 million users of General Display Terminals and Network Graphics Displays, many of whom are currently transitioning or intending to transition to graphical applications that include Windows, the Intranet and Java. In addition, the Company is targeting the task-oriented users of older, less capable PCs that are unable to run the latest Windows applications, including those users in business and education.

          The Company believes its unique ability to customize the Viewpoint(R) TC to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate network computer marketplace.

          During the third quarter, NCR selected Boundless as an OEM to support its entrance into thin client computing. In addition, Boundless continued to witness significant customer support for its Viewpoint(R) TC with the attainment of new customers in a number of important markets including education and retail. The Company is working with Microsoft to promote Windows(R)-based Terminals. The Company believes that with the release of Microsoft's Windows Terminal Server software, code named "Hydra", acceptance of Windows(R)-based Terminals will be further enhanced.

          Net sales from the Company's repairs and spare parts business decreased 51%, or $3,517, from $6,867 for the year ended December 31, 1996 to $3,350 for the year ended December 31, 1997. The decline was due to reduced spares sales to NCR and Digital, resulting from a change in NCR's field support strategy and inventory purchasing habits and the overall decline in unit sales to Digital. Ongoing spares sales to Digital are not expected to reach the 1996 volume levels because Digital's start-up stocking requirements are complete. Due to new designs and engineering changes resulting in fewer components and increased reliability, the Company does not anticipate that repair and spare parts revenue will meet prior period levels.

          The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues, commencing May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months 37-48,
8%; and months 49-60, 7%. GAI Partnership royalties received for the year ending December 31, 1997, were $1,459 versus $2,473 for 1996. An additional $1,047 was past due. Discussions regarding payment of the past due amount are ongoing. During the fourth quarter of 1997, the Company began to record GAI Partnership revenue only to the extent of cash received.

          IBM was the most significant customer for the Company's products, accounting for 16% of revenues for the year ended December 31, 1997. Sales to NCR and Digital accounted for 6% and 4%, respectively, of revenues in 1997. The loss of IBM, NCR or Digital as a customer, and as a distribution channel for the Company's General Display Terminals, would have a material adverse effect on the Company's results of operations and liquidity.

     Gross Margin. Gross margin for the year ended December 31, 1997 was $24,766 (25.2% of revenue), as compared to gross margin for the year ended December 31, 1996 of $28,557 (20.7% of revenue). Sales of the Company's Network Graphics Displays accounted for a smaller percentage of the Company's total revenues in 1997 as compared to 1996. This change in product mix increased the gross margin percent, year-to-year, due to the relatively low gross margin associated with Network Graphics Displays. In addition, during the fourth quarter of 1996, the Company recorded inventory reserves and write-offs of $2,241 representing an estimate of excess material on hand as of the end of the year; and wrote-off $284 of previously capitalized research and development cost as a result of the cancellation of certain programs. The combined effect of these reserves and write-offs was to reduce 1996 gross margin. As a result of pricing actions and inventory reduction programs undertaken during 1997, the Company was able to release reserves of $1,263, resulting in an increase in the 1997 gross margin percentage. Gross margin in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

     Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 1997 or 1996. In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions. In addition, sales of the Company's Viewpoint(R) TC, which carry margins greater than its General Display Terminals, are expected to positively impact the Company's gross margin. However, there can be no assurance, given the recent introduction of this new technology, that the Company's new products will sustain the 1997 gross margin levels.

          From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available. See "Asset Management."

     Total Operating Expenses. For the year ended December 31, 1997, operating expenses were $16,287 (16.6% of revenue), compared to expenses for 1996 of $25,388 (18.4% of revenue). The decline stems from a reorganization of the Company, including a reduction of 130 employees at the Company's subsidiary, Boundless, and the discontinuation of the operations of OTW.

          Sales and Marketing Expenses. Sales and marketing expenses declined 28.9% from $10,433 (7.5% of revenue) for the year ended 1996 to $7,417 (7.5% of revenue) for the year ended December 31, 1997. The decline stems from reductions in corporate advertising, marketing consulting and bad debt expense.

     The Company promotes its products by means of a mix of media advertising, direct mail, telemarketing, trade shows, public relations and cooperative channel marketing programs. The Company's installed base of over 5,000,000 units is the primary target market for the Viewpoint(R) TC. The Company's plan to reach this market is based on direct mail, telemarketing and advertising, participating in events with its key partners, including Microsoft, and an aggressive public relations campaign, including several domestic and international press tours. The Company will also participate in key trade shows during 1998.

          General  and  Administrative  Expenses.   General  and  administrative
expenses decreased 23.5% from $8,120 (5.9% of revenue), to $6,213 (6.3% of revenue) for the periods ending December 31, 1996 and 1997, respectively. The decline is a result of the reduction in force as well as declines in legal and audit expenses which related to its acquisition and restructuring activities.

          Research and Development Expenses. Research and development expenses decreased from $4,855 in 1996 to $2,912 in 1997. Research and development expenses for 1996 included a write-off of $649 for previously capitalized expenses associated with research projects the Company has abandoned. The remainder of the decline resulted from a consolidation of research activities including the closing of the Company's Orlando, Florida, facility.

          Research and development expenses are shifting to software and hardware development that will deliver user-friendly Windows-based applications to the desktop while maintaining current cost and administrative benefits of the shared resource multi-user computing model. The Company's Viewpoint(R) TC is designed to offer customers simple, easy and cost-effective access to current and emerging computing environments that include Windows NT, UNIX and Java applications, corporate intranets and the Internet.

          Other Nonrecurring Charges. During the fourth quarter of 1996 Boundless recorded reserves of $1,804 relating to the reduction-in-force discussed above. Of this amount, $1,473 related to severance payments and $331 related to the closing of the Company's Orlando, Florida, facility.

          Interest Expense. Interest expense (net of interest income) amounted to $3,730 for the year ended December 31, 1997 compared to $3,794 for 1996.

          Income Tax Credit/Expense. The Company recorded an income tax credit of $134 for the year ended December 31, 1997 compared to income tax expense of $962 for the year ended 1996. The tax credit results from the utilization of net operating loss carryforward credits of $1,481 and a tax adjustment for valuation of the Company's deferred tax asset. As of December 31, 1997, there are no remaining net operating loss carryforwards. During the fourth quarter of 1995, the Company recorded a reversal of a deferred tax valuation allowance resulting in a reduction in tax expense of $1,100. This reversal was due to management's reassessment of the realizability of the deferred tax asset. The income tax expense in 1996 relates to state income taxes of Boundless and to the Company's determination that the valuation allowance should be re-established. The Company continues to provide a valuation allowence against 100% of its net deferred tax asset.

          Loss From Discontinued Operations. The Company recorded a loss relating to the discontinuation of OTW of $9,652 for the period ended December 31, 1996. Since commencing business in 1995, OTW incurred net losses; and OTW's predecessor incurred net losses of $645 in 1993 and $285 in 1994. OTW recorded revenues of $1,900 for 1996 but was not able to generate material revenues from its products. The discontinuation of OTW was a material component of the Company's restructuring program and is intended to allow the Company to focus on its core businesses conducted by Boundless.

          Net Income/ (Loss). For the year ended December 31, 1997, net income was $4,883 (5.0% of revenue), compared to a net loss of $(11,239) for the year ended December 31, 1996.



Years Ended December 31, 1996 and 1995

Charges Made in the Quarter Ended December 31, 1995

     The Company recorded nonrecurring charges of $2,382 in the quarter ended December 31, 1995, as follows:

     1. $ 1,225 relating to OTWs acquisition of in-process technology from Microelectronics and Computer Technology Corporation ("MCC") classified and included in "Loss from discontinued operations" in the Consolidated Statement of Operations;

     2. $982, classified and included in "Extraordinary loss on early extinguishment of debt", relating to the prepayment of the debt facility from Congress Financial Corporation using the Chase Credit Line, such $982 consisting of a $700 early termination fee and $282 of unamortized debt issuance costs; and

     3. $175 for a portion of the costs relating to the registration, in July 1996, of 1,444,421 shares of Common Stock on Form S-1, classified and included in "Other nonrecurring charges", of which 1,194,421 shares were registered for resale by selling stockholders from time to time and 250,000 shares were registered for sale by the Company from time to time.



          Revenues: Revenues for the year ended December 31, 1996 were $138,225, as compared to $94,957 for the year ended December 31, 1995. The increase is wholly attributable to increases in sales of General Display Terminals.

          Sales of the Company's General Display Terminals more than doubled from $47,274 for the year ended December 31, 1995 to $110,671 for the year ended December 31, 1996. The increase was due to the Digital Acquisition, with increases in sales to other OEM's offsetting a $6,500 decline in sales to NCR.

          Sales of Network Graphic Displays declined $14,425 to $12,643 for the year ended December 31, 1996, from $27,068 for the year ended December 31, 1995. This decline related to specific projects undertaken by NCR during 1995.

          Net sales from the Company's repairs and spare parts business increased 71%, or $2,861 from $4,006 for the year ended December 31, 1995 to $6,867 for the year ended December 31, 1996. The increase was due to increased spares sales to NCR and start-up spares sales to Digital under a maintenance service agreement entered into in connection with the Digital Acquisition.

          GAI Partnership royalties for the year ending December 31, 1996, were $2,917 versus $1,383 for 1995 (May-December). The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues,commencing May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months 37-48, 8%; and months 49-60, 7%.

          Digital was the most significant customer for the Company's products, accounting for 15.7% of revenues for the year ended December 31, 1996. Sales to NCR accounted for 13.7% of revenues in 1996.

          Gross Margin. Gross margin for the year ended December 31, 1996 was $28,557 (20.7% of revenue), as compared to gross margin for the year ended December 31, 1995 of $25,573 (26.9% of revenue). The decline in gross margin as a percent of revenue was due to a shift in revenue mix from sales of the Company's higher margin Pick systems (until May, 1995, when the GAI partnership was formed) and post-sale support business to the Company's lower margin Network Graphics Displays and General Display Terminals. In addition, during the fourth quarter of 1996, the Company recorded inventory reserves and write-offs of $2,241 representing an estimate of excess material on hand as of the end of the year; and wrote-off approximately $284 of previously capitalized research and development cost as a result of the cancellation of certain programs. The combined effect of these reserves and write-offs was to reduce gross margin by 1.8%. Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 1997 or 1995.

          Total Operating Expenses. For the year ended December 31, 1996, operating expenses were $25,388 (18.4% of revenue), compared to expenses for 1995 of $18,274 (19.2% of revenue).

          Sales and Marketing Expenses. Sales and marketing expenses increased 31.4% from $7,940 for the year ended 1995 to $10,433 for the year ended 1996. The increase related to marketing and advertising efforts focused on the new name for Boundless as well as public relations activities to develop channel partners, launch the Company's thin client product line and integrate the VT and Dorio product line into Boundless' product family.

          General  and  Administrative  Expenses.   General  and  administrative
expenses increased 28.1% from $6,337 (6.7% of revenue), to $8,120 (5.9% of revenue) for the periods ending December 31, 1995 and 1996, respectively. Amortization of goodwill associated with the Boundless Acquisition and Digital Acquisition increased $860 offsetting declines in legal and audit expenses.

          Research and Development Expenses. Research and development expenses increased from $4,569 in 1995 to $4,855 in 1996. Research and development expenses for 1996 include a write-off of $649 for previously capitalized expenses associated with research projects the Company had abandoned.

          Other Nonrecurring Charges. During the fourth quarter of 1996 Boundless recorded reserves of $1,804 relating to the reduction-in-force discussed above. Of this amount, $1,473 related to severance payments and $331 related to the closing of the Company's Orlando, Florida, facility.

          Interest Expense. Interest expense (net of interest income) amounted to $3,794 for the year ended December 31, 1996 compared to $1,907 for 1995. The increase was attributable to the Digital Acquisition, which was financed, in part, with the Chase Credit Line.

          Income Tax Expense. Income tax expense for the year ended December 31, 1996 was $962 compared to $1,538 for the year ended 1995. During the fourth quarter of 1995, the Company recorded a reversal of a deferred tax valuation allowance resulting in a reduction in tax expense of $1,100. This reversal was due to management's reassessment of the realizability of the deferred tax asset. The income tax expense in 1996 related to state income taxes of Boundless and to the Company's determination that the valuation allowance should be re-established.

          Loss From Discontinued Operations. For the year ended December 31, 1995 the Company recorded a loss of $223 relating to its disposition of an investment in a diamond mining property located in Sierra Leone. Additionally, for the year ended December 31, 1995, the Company realized a gain (net of applicable taxes) of $1,372 from the sale, in January 1995, of a business in which it was previously engaged and which was unrelated to the Company's business.

          The Company also recorded a loss relating to OTW of $9,652 and $2,019 for the periods ended December 31, 1996 and 1995, respectively. Since commencing business in 1995 OTW incurred net losses; and OTW's predecessor incurred net losses of $645 in 1993 and $285 in 1994. OTW recorded revenues of $1,900 for 1996 but was not able to generate material revenues from its products.

          Extraordinary Loss on Early Extinguishment of Debt. During October 1995, the Company incurred expenses of $589 (net of a tax benefit of $393) in connection with the Digital Acquisition. The total charge was composed of an early termination fee under the Company's previous revolving line-of-credit and related costs that had been capitalized when the previous line-of-credit was originally obtained.

          Net Income/ (Loss). For the year ended December 31, 1996, the net loss was $(11,239) , compared to net income of $2,610 for the year ended December 31, 1995.

Impact of Inflation

          The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers. Management does not believe that the developing economic recession in Asia will have an adverse impact on the Company's operation.

Liquidity and Capital Resources

          The discussion below regarding liquidity and capital resources should be read together with the information included under Notes 5 and 18 of Notes to Consolidated Financial Statements.

          Working capital was approximately $8,780 as of December 31, 1997, compared to $3,172 as of December 31, 1996. Historically, the Company has relied on cashflow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

          The Company currently has a bank credit facility that is provided by Chase. At December 31, 1997, the Chase Credit Line consisted of a $15,000 revolving line of credit ("Revolving Loan") and a $20,000 term loan ("Term Loan"). Borrowing under the Revolving Loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. Up to $7,500 is available under the Revolving Loan for letters of credit. At December 31, 1997, the Company owed Chase $10,900, of which $7,650 was owed under the Revolving Loan and $3,250 was owed under the Term Loan. The balance of the Term Loan is repayable in four quarterly installments of $1,000 terminating December 31, 1998, the same day the Revolving Loan terminates. At December 31, 1997, the Company had availability of $1,094 under the Revolving Loan. As a result of the borrowing base formula, the credit available to the Company could be adversely restricted in the event of further declines in the Company's sales and increases in orders may not be able to be financed under the Chase Credit Line.

          During 1996, the Company violated certain covenants of the Chase Credit Line. Prior to the fourth quarter covenant violations, Chase, as agent for the bank syndicate, had been granting waivers of these covenant violations without requiring any material change in the governing documents. As a result of the fourth quarter violations, the Company entered into negotiations with the bank syndicate to revise the covenants and to obtain a waiver of the fourth quarter violations. During March 1997, the Company completed negotiations with the bank syndicate and obtained both the requested revisions to the covenants and the waiver of the fourth quarter violations, principally in exchange for a payment of $500 by the Company. As a result of continued profitability throughout 1997, and the significant reduction in outstanding debt, the Company, during December, 1997, renegotiated its loan agreements to provide more favorable terms to the Company. While the Company believes it will maintain compliance with the revised covenants, there can be no assurance that it will be able to comply.

          Net cash provided by operating activities related to continuing operations during the year ended December 31, 1997 was $16,688, principally related to collections of accounts receivable and reductions in inventories of $6,872 and $5,438, respectively. These collections and reductions were partially offset by reductions in accounts payable and other accrued expenses of $3,146. Net cash used to settle the remaining payables of the discontinued operations of OTW was $3,492. Net cash used in investing activities was comprised of capital expenditures of $247. Net cash used in financing activities was principally comprised of repayments of outstanding obligations under the Chase Credit Line of $16,423 and a loan renegotiation fee of $450, offset by net proceeds of $1,513 from the issuance of convertible notes, and the exercise of options and warrants which provided net cash of $136.

          In addition to obligations previously discussed, long-term capital requirements at December 31, 1997 included: (i) a secured note payable to NCR of $8,000 (the "NCR Note") bearing interest at 8% per annum payable quarterly with principal due on or before January 31, 1999; (ii) $3,555 payable upon exercise by NCR in 1999 of the Amended Put Option (defined in Note 3 of Notes to Consolidated Financial Statements);and (iii) a lease commitment of $130 per year through December 1998 for the Company's Austin, Texas facility.

          The terms of the NCR Note and the Put Option were restructured in October 1995, in connection with the Digital Acquisition. As a part of the restructuring, the Company agreed to pay NCR $498 in cash or the Company's Common Stock on each October 20 until the Amended Call Option or Amended Put Option is exercised. The October 1997 obligation was satisfied by the delivery of shares of Common Stock to NCR. Also, as part of the restructuring, the maturity date of the NCR Note was extended to January 31, 1999 from the earlier of December 9, 1997 or the closing of a public offering by Boundless or the Company.

          The Company's principal obligations under the Amended Put Option come due after the expiration of the Chase Credit Line. The Company will attempt to finance the payment of this obligation as part of a replacement credit facility which will be required to refinance the Company's existing revolving line of credit.

          At  December  31,  1997,  the  Company's   total  long-term  debt  was
approximately $10,288 and the current portion of the long-term debt was approximately $3,250. The Company believes that cash generated by Boundless' operations will be sufficient to pay the Company's current and long-term debts, when due, except that the Company will be required to refinance the NCR Note, which is secured by a mortgage on the Company's Hauppauge facility, by its January 31, 1999 due date.



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

          The Company utilizes various subcontractors that manufacture component parts of its products based on specifications supplied by the Company. As a guideline, the Company attempts to have two qualified subcontractors for each of its high dollar value, long lead time, customized components which it chooses to outsource. In certain cases, the Company may decide to purchase components from only one of the qualified subcontractors in an attempt to control manufacturing overhead costs tied to supplier management and development. In most cases, backup qualified subcontractors are identified by the Company in the event that termination of the primary source could occur. If such a termination occurs, the Company may experience short-term production delays and increases in material and freight costs as the alternate subcontractor initiates production runs and expedites delivery to the Company. Furthermore, worldwide shortages of raw material creates supply problems for the computer industry from time to time. Such supply shortages may cause market price increases and allocated production runs which could have an adverse effect on the Company's business.

          Inventory turnover was 3.2 times in 1995 versus 4.2 times in 1996, and
4.2 times in 1997. The inventory turnover rate increased from 1995 to 1996 primarily due to a significant decline in the net average inventory position of the Company from $25,758 for 1995 to $18,525 for 1996. Inventory reserves at December 31, 1996 were $5,853 and were $3,996 for the year ended December 31, 1997.

          Accounts Receivable. The Company sells its products on prepayment and net 30 day terms. Receivable turnover was 7.6 in 1995, 7.4 in 1996 and 6.0 in 1997.

Compliance with Year 2000

          Management has initiated a Company wide program to prepare the Company's computer systems and applications for Year 2000 compliance. The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. The Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to the Company.


New Accounting Pronouncements

          Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its consolidated financial position or results of operations.

          Statement  of  Financial  Accounting  Standards  No.  130,  "Reporting
Comprehensive Income" ("SFAS No. 130") is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has yet to determine the preferred format for presenting this information.

          Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is presently evaluating the impact of SFAS No. 131 on its financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

          None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

          See Item 14(a)(1) and (2) of Part IV of this Report.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

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

          On January 7, 1997, BDO Seidman, LLP was appointed by the Company as its independent accountant. In addition to auditing the financial statements for the years ended December 31, 1997 and 1996, BDO Seidman, LLP re-audited the financial statements for the year ended December 31, 1995.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

Directors and Executive Officers

          The directors and executive officers of the Company are as follows:

Name                  Age      Positions and Offices
----                  ---      ---------------------

J. Gerald Combs       48       Chairman of the Board of Directors,
                               Chief Executive Officer

Jeffrey K. Moore      28       Vice President- Corporate Development, Director

Joseph Gardner        38       Vice-President - Finance, Chief Financial Officer

Gary Wood             54       Director

Daniel Matheson       48       Director


          J. Gerald Combs was elected Chairman and Chief Executive Officer of the Company and its subsidiaries on May 9, 1997. Mr. Combs has been the Chairman and CEO of Morgan Kent Group, the majority shareholder of the Company, since April 1997 and Chairman and CEO of Merrico Corporation, a privately held financial consulting firm since 1992. Mr. Combs also served as President of All-Quotes, Inc., the predecessor of the Company, from October 1993 to December 1994.

          Jeffrey K. Moore has served as a member of the Company's Board and a Vice President of Boundless since January 1997. He joined the Company in May 1996 as a financial analyst reporting to the Company's Chief Financial Officer and President. From September 1996 to April 1997, he had served as President and Chairman of the Board of Morgan Kent Group. From February 1994 to August 1995, he participated in an executive training program with Sewell Lexus, Inc. Prior to February 1994, Mr. Moore attended Baylor University where he received a BBA in Finance.

          Joseph Gardner was appointed Vice President- Finance and Chief Financial Officer of the Company effective October 31, 1997. Mr. Gardner has been employed by Boundless since April of 1990. Prior to October 31, 1997, Mr. Gardner served as the Controller and Vice President- Quality Assurance of Boundless.

          Gary Wood has been a member of the Company's Board of Directors since November 1996 and has been serving since September 1, 1997 as Chief Operating Officer of Collins Financial Services, Inc. He serves on the board of directors of The Capital Network, Inc., and the Mental Health Association in Texas. From April 1988 to December 1995, he served as President of Texas Research League.

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

          The  following   individuals,   although  not  executive  officers  or
directors, are key employees and are expected to make significant contributions to the business of the Company:

          Brian L. Hann was appointed Vice President of Operations of Boundless in March 1997 after serving as Vice President of Manufacturing of Boundless since December 1994. Mr. Hann has been employed by Boundless since March of 1986 and has served as Assistant Vice President of Manufacturing and Customer Services.

          Michael D. Stebel was appointed Vice President of Global Marketing of Boundless in December, 1996. Mr. Stebel joined Boundless in 1992 as Marketing Manager for Boundless' Systems business.

          Non-employee members of the Company's Board of Directors receive $12,000 annually as compensation for services rendered to the Company in their capacity as directors of the Company. Gary Wood and Daniel Matheson were each granted options on July 1, 1997, 15,000 and 25,000, respectively, to purchase shares of Common Stock at $6.60 per share that expire in July 2002 and vest immediately on the date of grant. In addition, Mr. Matheson was paid $50,000 during 1997 in recognition for services rendered to the Company during the period from August, 1996, to July, 1997, for which services Mr. Matheson had not otherwise been compensated.


Section 16(a)  Beneficial Ownership Reporting Compliance

          A review of the Forms 3 and 4 relating to the Company's securities indicates that the Form 3 relating to Mr. Jeffrey Moore's appointment to the Board in January 1997, and the Form 4 relating to Morgan Kent Group's assignment in June 1997 of less than 1% of its warrants to purchase shares of Common Stock, were not timely filed with the Commission. The Company has been advised that such tardiness was inadvertent.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

          The table below discloses all cash compensation awarded to, earned by or paid to the Company's present and former Chief Executive Officer, the executive officer of the Company who earned more than $100,000 for services rendered in all capacities to the Company during the fiscal year ended December 31, 1997, and the two highest paid individuals who earned more than $100,000 for services rendered to the Company but who were not executive officers at December 31, 1997 (collectively, the "named executive officers"). In addition, it provides information with respect to the compensation paid by the Company to the named executive officers during 1996 and 1995.


                           Summary Compensation Table
                           --------------------------

                                                                                             Long-Term
                                                Annual Compensation                         Compensation
                                                -------------------                         ------------
Name and Principal                                                         Other Annual                          All Other
Position                       Year            Salary          Bonus       Compensation       Options(#)      Compensation
-----------                    ----            ------          -----       ------------       ----------      ------------
J. Gerald Combs(1)          12/31/97         $123,436              -             $8,497           65,000                 -
CEO and Chairman            12/31/96                -              -                  -                -            11,546
                            12/31/95                -              -                  -                                  -


Leonard MacKenzie           12/31/97                -              -                  -                                  -
Former CEO and              12/31/96                -              -                  -           50,000                 -
Chairman                    12/31/95                -              -                  -                -                 -


Thomas Upton(2)             12/31/97          $96,058              -            $67,244           12,500                 -
President, Boundless        12/31/96          $95,733         $1,031            $35,227            5,500                 -
Global Distribution         12/31/95          $75,610              -           $117,451            1,000                 -

Joseph Gardner              12/31/97         $100,000        $25,000                  -           10,000                 -
Vice President-Finance                        $99,673        $23,440                  -            1,500                 -
Chief Financial Officer                       $93,559         $5,480                  -            6,500                 -

Brian Hann                  12/31/97         $119,788              -                  -           12,500                 -
Vice President                               $111,577        $34,511                  -            3,000                 -
Operations                                    $99,996         $5,925                  -            6,500                 -


(1) Other annual compensation for 1997 includes taxable fringe benefits. "All Other Compensation" for 1996 consists of 11,546 shares of registered Common Stock granted during the period Mr. Combs acted as a consultant to the Company. In 1997, Mr. Combs' pre-existing options to purchase 90,000 shares of Common Stock at an exercise price of $15.00 per share (expiring on January 24, 1999 as to 20,000 options and on October 3, 1999 as to 70,000 options) were amended so that the exercise price is $6.60 per share and they expire on July 1, 2002.

(2) Other annual compensation consisted of commissions of $67,244 in 1997, $35,227 in 1996, $31,702 in 1995 and reimbursement for relocation expenses of $85,749 in 1995. Resigned January 24, 1998.

Employment Agreements

          None of the Company's officers has an employment contract with the Company.

Compensation Committee Interlocks and Insider Participation

          Mr. Combs, Mr. Jeffrey Moore, Leonard MacKenzie and Wayne Schroeder, who were executive officers of the Company during 1997, were also members of the Company's Board of Directors during such times and participated in deliberations concerning executive officer compensation. Their joint deliberations gave rise to conflicts of interest which could have affected their compensation and the number of stock options granted to them individually and as a group. During parts of 1997, Mr. Combs and Mr. Moore were also members of the Board and officers of Morgan Kent Group which had certain relationships, and entered into certain transactions, with the Company during 1997 as described below under "Item 13- Certain Relationships and Related Transactions."

1995/ 1997 Incentive Plans

The Company's 1995 Incentive Plan covered the issuance of up to 600,000 shares of Common Stock. As additional shares were no longer available to be issued under the 1995 Incentive Plan, the Board adopted the 1997 Incentive Plan in July 1997 which covers the issuance of up to 1,000,000 shares of Common Stock.

                        Option Grants in Last Fiscal Year
                        ---------------------------------


          The following table sets forth information, as of December 31, 1997, regarding the outstanding options to purchase the Company's Common Stock granted in 1997 under either the Company's 1995 Incentive Plan or 1997 Incentive Plan ("1995/1997 Plan" ) to the named executive officers:



                             Number of                                                      Potential Realizable
                             Securities     Percent of Total                                  Value at Assumed
                             Underlying       Options/SARs     Exercise or                  Annual Rates of Stock
                            Options/SARs     Granted under     Base Price   Expiration      Price Appreciation for
          Name             Granted (#)(3)    1995 /1997 Plan      ($/Sh)       Date              Option Term
          ----             --------------    ---------------      ------       ----              -----------
                                                                                               5% ($)      10% ($)
                                                                                               ------      -------
J.Gerald Combs (1)(3)          65,000             14.7%          $ 6.60      7/02/02          118,525      261,909
Thomas Upton (2)(3)            12,500              2.8%          $10.00      6/07/02           34,535       76,314
Joseph Gardner (2)(3)          10,000              2.3%          $10.00      6/07/02           27,628       61,051
Brian Hann (2)(3)              12,500              2.8%          $10.00      6/07/02           34,535       76,314






--------------------------

          (1) Options vest as follows: With respect to 40,000 shares, the options vested at the date of grant specified in footnote 3; with respect to 12,500 shares, the options vest one year after the applicable grant date, and the remaining options to purchase 12,500 shares vest two years after the applicable grant date.

          (2) Options vest 50% one year following the applicable grant date specified in footnote 3, below and the remainder vest pro rata on a monthly basis over the subsequent three years.

          (3) Grant  dates  are as  follows:  Combs:  7/01/97;  Upton:  6/06/97;
Gardner: 6/06/97; Hann: 6/06/97.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values


          The following table provides information on the value of the named executive officers' unexercised options to purchase shares of Common Stock at December 31, 1997.

                                                                         Value of  Unexercised
                                       Number of  Unexercised  Options   In-the-Money Options at
                                           at December 31, 1997 (#)      December 31, 1997 ($)(1)
                                       -------------------------------  -------------------------

                    Shares
                  Acquired on   Value
     Name         Exercise(#)  Realized  Exercisable  Unexercisable     Excisable  Unexercisable
     ----         -----------  --------  -----------  -------------     ---------  -------------

J. Gerald Combs       $0          $0       130,000         25,000           $0          $0

Leonard Mackenzie      0           0        50,000            -              0           0

Thomas Upton           0           0         3,021         15,979            0           0

Joseph Gardner         0           0         2,885         13,115            0           0

Brian Hann             0           0         5,635         16,365            0           0


(1) The last sale price of the Company's Common Stock on December 31, 1997, as reported by The Nasdaq SmallCap Market, was $ 6.56.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

          The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 5, 1998, by (i) each of the Company's directors and "named executive officers,"
(ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Except as indicated, each such person has sole voting and investment powers with respect to his and her shares. The address of Morgan Kent Group is 711 Fifth Avenue, 5th Floor, New York, NY 10022. The address of Stephen Maysonave is 919 Corriente Pointe, Redwood City, CA 94065.

                                   Number of Shares         Percentage  of
Name of Beneficial Owner           Beneficially Owned     Outstanding Shares
------------------------           ------------------     ------------------


Morgan Kent Group, Inc.               2,951,440(1)               54.2%
Stephen Maysonave, Voting Trustee     2,951,440(1)(2)            54.2%
J. Gerald Combs                         131,100(3)                2.5%
Leonard Mackenzie                        50,000(3)                1.0%
Gary Wood                                15,000(3)                   *
Daniel Matheson                          25,000(3)                   *
Jeffrey Moore                            25,000(2) (3)               *
Joseph Gardner                            3,885(3)                   *
Thomas Upton                              8,760(3)                   *
Brian Hann                               10,823(3)                   *
All current directors and executive
 officers as a group
 (seven individuals)                    219,569(3)                4.1%
--------------------------------

*    Less than 1%.

(1) Includes 307,502 shares underlying the warrant held by Morgan Kent Group (the "Morgan Kent Group Warrant") to purchase shares of Common Stock at an exercise price of $7.50 per share. These warrants were repriced in September, 1997, from $18.40 per share and the number of shares underlying the warrants were reduced from 414,970 to 327,847.

(2) Includes the shares beneficially owned by Morgan Kent Group, as a result of Mr. Maysonave's beneficial ownership, as voting trustee, of 3,330,000 shares of Series B Preferred Stock of Morgan Kent Group (the "Series B Preferred") pursuant to a voting trust expiring March 1999. Under a stockholders agreement, the Series B Preferred has the power to elect three of the five directors constituting Morgan Kent Group's entire board of directors which has the sole voting power and, with the stockholders of Morgan Kent Group, shares the investment power with respect to the Common Stock owned by Morgan Kent Group. The 3,330,000 shares constitute 51.2% of the 6,500,000 outstanding shares of the Series B Preferred. Messrs. Jeffrey
     K. Moore and Matthew R. Moore (the "Moore Brothers") together own a majority of the outstanding shares of the Series B Preferred and a majority of the shares in the voting trust, and, voting together, have the power under the voting trust agreement to replace Stephen Maysonave as voting trustee at any time for any reason. Each of the Moore Brothers disclaims beneficial ownership of the other's shares of Morgan Kent Group's Series B Preferred. There can no assurance that a change of control of the Company will not occur as a result of sales of Series B Preferred owned by the Moore Brothers in order to satisfy court orders (currently being appealed) for restitution of $12 million to federal agencies by William Moore, their father.

(3) Includes or consists of shares of Common Stock issuable upon exercise of options as follows: Mr. Combs: 130,000; Mr. Mackenzie: 50,000; Mr. Wood:
     15,000; Mr. Matheson:  25,000; Mr. Moore:  25,000; Mr. Gardner:  3,885; Mr.
     Upton: 3,760; and Mr. Hann: 6,823. Mr. Mackenzie is a former Chairman and Chief Executive Officer of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

          During a portion of 1997, Morgan Kent Group was a guarantor of $750,000 owed by OTW to MCC through the end of 1997 under the Technology Agreement between OTW and MCC. Additionally, in connection with the Company's acquisition of OTW, OTW owed MCC $1,250,000 payable through the end of 1997 and MCC was disputing the adequacy of the delivery of 6,000 shares of Common Stock to satisfy a $250,000 payment due in 1996. In March 1997, MCC, OTW, the Company and Morgan Kent Group entered into agreements whereby all prior obligations of the parties, including Morgan Kent Group's guaranty, were discharged and OTW's membership in MCC was terminated. The Company paid MCC $500,000 and OTW granted MCC a non-exclusive license to use TradeVPI and assigned to a designee of MCC OTW's rights in the Infosleuth Project.

          As of April, 1997, the Company agreed to pay Morgan Kent Group $20,000 per month for financial consulting services, which services the Company deemed critical to its success. In October, the Company prepaid this fee in the amount of $380,000, and for 1997 recorded an expense of $162,500.

          In connection with the Digital Acquisition in October 1995, Morgan Kent Group pledged (the "Pledge") 2,143,938 shares of Common Stock to Chase and 500,000 shares of Common Stock to NCR. In consideration of the Pledge, the Company had agreed to issue to Morgan Kent Group warrants to purchase such number of shares of Common Stock at $38.75 per share, subject to adjustment, as the Board of Directors of the Company determined was appropriate after obtaining independent advice regarding the fairness of such warrants (a "fairness opinion"). In December, 1997, Morgan Kent Group accepted the Company's offer of $300,000 in lieu of such warrants, an amount approved by the Board of Directors after receiving quotations for the cost of a fairness opinion regarding the value of such warrants. The Company paid this obligation during the first quarter of 1998. The Pledge to Chase was terminated December 1997.

          The Company and Morgan Kent Group had anticipated that the operating results of the Company, as a result of the Digital Acquisition, would enable the Company to meet its covenants under the Chase Credit Line and terminate the Chase portion of the Pledge by November, 1996. The Company did not achieve the operating results necessary to release Morgan Kent Group from the Pledge to Chase and, as a result, the Company agreed to pay Morgan Kent Group, effective January 1, 1997, an asset utilization fee of $17,500 per month for each month, or part thereof, that the Pledge, either to Chase or NCR, remains in effect. For 1997 such fees amounted to $192,500. The Pledge to Chase was canceled December 1997. The Pledge to NCR remains in effect.


          In July, 1997, the Company loaned Morgan Kent Group $50,000 and, in return, Morgan Kent Group signed a promissory note due July, 1999 and bearing interest at a rate equal to the Company's borrowing rate under its revolving credit line. Interest is payable one year following the date of the note, and quarterly thereafter.

          In September, 1997, the Company and Morgan Kent Group negotiated a repricing of the warrant (the "Morgan Kent Group Warrant") which had been issued to Morgan Kent Group in consideration for Morgan Kent Group's guarantee of the Amended Put Option to NCR. Using the Black-Scholes option pricing model the Morgan Kent Group Warrant to purchase 414,970 shares of Common Stock at $18.40 per share was repriced to $7.50 per share, and the number of Common Stock shares purchasable upon exercise of the Morgan Kent Group Warrant was reduced to 327,847 shares.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
         AND REPORTS ON FORM 8-K                                        Page No.
         ----------------------- ---------------                        --------

(a)      (1)(2)   Financial Statements and Schedules
                  ----------------------------------


                  Index to Financial Statements


         All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the Year ended December 31, 1997 or is not applicable or required.


         (3) The exhibits listed in the exhibit index attached to this Report are filed as part of this Report.

(b)      Reports on Form 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998

                                          BOUNDLESS CORPORATION




                                          By:  /s/
                                               ---------------------------------
                                               J. Gerald Combs
                                               Chief Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/                    Chairman of the Board of Directors,        March 30, 1998
---------------------
J. Gerald Combs        Chief Executive Officer


/s/                    Vice-President - Finance, Chief Financial  March 30, 1998
---------------------
Joseph Gardner         Officer (Principal Accounting Officer)


                       Vice President, Director                   March 30, 1998
---------------------
Jeffrey K. Moore


/s/                    Director                                   March 30, 1998
---------------------
Daniel Matheson


/s/                    Director                                   March 30, 1998
---------------------
Gary Wood

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.*   Description of Exhibit
------------   ----------------------

3.1**          Certificate  of  Incorporation   and  Certificates  of  Amendment
               thereto.

3.2[5]         By-Laws


10(a)[2] Joint Marketing and Volume Purchase Agreement by and between Applied Digital Data Systems, Inc. and AT&T Global Information Solutions Company, dated December 12, 1994.

10(b)[4] Lease, dated August 22, 1994, between International Software Systems, Inc. and SunRiver Corporation (now Morgan Kent Group, Inc.) of the premises located at Suite 201, Building IV, 9430 Research Blvd. Austin, Texas. (Originally filed as exhibit 10(e).)

10(c)[3] Operating Agreement for General Automation LLC, dated as of May 22, 1995, between SunRiver Data Systems, Inc. and General Automation, Inc. (Originally filed as exhibit 10(g).)

10(d) Registrant's 1995 Incentive Plan (Incorporated by reference to and filed as Exhibit E to Registrant's Information Statement, dated September 28, 1995).

10(e) Registrant's 1997 Incentive Plan (Incorporated by reference to and filed as Exhibit A to Registrant's Information Statement, dated March 6, 1998).

10(f)[1] Asset Purchase Agreement, dated as of October 20, 1995, between Digital Equipment Corporation, as Seller, and SunRiver Data Systems, Inc., as Purchaser. (Originally filed as exhibit 2(a).)

10(g)[1] Basic Order Agreement for Text Terminals Products and Parts, dated as of October 20, 1995, between Digital Equipment
               Corporation, as Buyer, and SunRiver Data Systems, Inc., as Seller, with Registrant as guarantor of the obligations of SunRiver Data Systems, Inc. thereunder. (Originally filed as exhibit 2(b).)

10(h)[1]       Maintenance  Service  Agreement,  dated as of October  20,  1995,
               between  SunRiver  Data  Systems,   Inc.  and  Digital  Equipment
               Corporation. (Originally filed as exhibit 2(e).)

10(i)[1] Credit Agreement and Guaranty, dated as of October 20, 1995, among SunRiver Data Systems, Inc., as Borrower, SunRiver Acquisition Corp. and Registrant, as Guarantors, SunRiver Group, Inc., as Hypothecator, and The Chase Manhattan Bank, N.A., as Agent and Bank. (Originally filed as exhibit 2(k).)

10(j)** Amendments 1 through 7, amending the Credit Agreement and Guaranty, dated as of October 20, 1995, among Chase et al.

10(k)          Intentionally Omitted.


10(l)[1] Security Agreement, dated as of October 20, 1995, between The Chase Manhattan Bank, N.A., as agent and bank, and SunRiver Data Systems, Inc. (Originally filed as exhibit 2(n).)

10(m)[1] Patent Security Interest Agreement, dated as of October 20, 1995, between The Chase Manhattan Bank, N.A., as agent and bank, and SunRiver Data Systems, Inc. (Originally filed as exhibit 2(o).)

10(n)[1] Trademark Security Interest Agreement, dated October 20, 1995, between The Chase Manhattan Bank, N.A. and SunRiver Data Systems, Inc. (Originally filed as exhibit 2(p).)

10(o)[1] Copyright Security Interest Agreement, dated as of October 20, 1995, between The Chase Manhattan Bank, N.A., as agent and bank, and SunRiver Data Systems, Inc. (Originally filed as exhibit 2(q).)

10(p)[1] Pledge Agreement, dated October 20, 1995, between The Chase Manhattan Bank, N.A. and Registrant (Originally filed as exhibit 2(r).)

10(q)[1] Pledge Agreement, dated October 20, 1995, between The Chase Manhattan Bank, N.A. and SunRiver Acquisition Corp. (Originally filed as exhibit 2(s).)

10(r)[1] Hypothecation Agreement, dated October 20, 1995, between The Chase Manhattan Bank, N.A. and SunRiver Group, Inc. (Originally filed as exhibit 2(t).)

10(s)[1] Release and Reassignment Agreement, dated October 20, 1995, between SunRiver Data Systems, Inc. and Congress Financial Corporation. (Originally filed as exhibit 2(u).)

10(t)[1] Supplementary Agreement, dated October 20, 1995, among SunRiver Group, Inc., SunRiver Acquisition Corp., SunRiver Data Systems, Inc. and AT&T Global Information Solutions Company. (Originally filed as exhibit 2(v).)

10(u)[1]       Cancellation  of  Pledge  Agreements,  dated  October  20,  1995,
               executed   by  AT&T   Global   Information   Solutions   Company.
               (Originally filed as exhibit 2(w).)

10(v)[1] Pledge Agreement, dated October 20, 1995, between AT&T Global Information Solutions Company, as pledgee, and SunRiver Group, Inc., as pledgor. (Originally filed as exhibit 2(x).)

10(w)[1] Amended and Restated Call Option, dated October 20, 1995, granted to SunRiver Data Systems, Inc. relating to 1,000 shares of preferred stock of SunRiver Data Systems, Inc. (Originally filed as exhibit 2(y).)

10(x)[1] Amended and Restated Put Option, dated October 20, 1995, granted to AT&T Global Information Solutions Company relating to 1,000 shares of preferred stock of SunRiver Data Systems, Inc. (Originally filed as exhibit 2(z).)

10(y)[1] Agreement to Extend Promissory Note and Mortgage, dated October 20, 1995, among SunRiver Acquisition Corp., SunRiver Data Systems, Inc. and AT&T Global Information Systems, Inc. (Originally filed as exhibit 2(aa).)

10(z)[2] Promissory Note Secured by Real Estate Mortgage from SunRiver Acquisition Corp. payable to AT&T Global Information Solutions Company, dated December 9, 1994. (Originally filed as exhibit 2(f).)

11 Statement re Computation of Per Share Earnings. See Consolidated Financial Statements.

16[6] Letter of Coopers & Lybrand L.L.P. regarding change of the Company's certifying accountant. (Originally filed as exhibit 16(b).)

21**           List of Subsidiaries

23**           Consent of BDO Seidman, LLP.

27**           Financial Data Schedule.


----------------------

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

               Unless otherwise indicated, documents incorporated by reference refer to the identical exhibit number in the original documents from which they are being incorporated.

**             Filed herewith.

[1] Incorporated by reference to Registrant's Current Report on Form 8-K dated October 23, 1995.

[2] Incorporated by reference to Registrant's Current Report on Form 8-K dated December 12, 1994.

[3] Incorporated by reference to Registrant's amended Annual Report on Form 10-K/A for the transition period July 1 through December 31, 1994.

[4] Incorporated by reference to Registrant's Annual Report on Form 10-K for the transition period July 1 through December 31, 1994.

[5] Incorporated by reference to Registrant's Registration Statement on Form S-18 (File No. 33-32396-NY).

[6] Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 17, 1996.

                    BOUNDLESS CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996               F-3

Consolidated Statements of Operations
  for the years ended December 31, 1997, 1996 and 1995                     F-4

Consolidated  Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995                     F-5

Consolidated Statements of Cash Flows
  for the years ended December 31, 1997, 1996 and 1995                     F-6

Notes to Consolidated Financial Statements                                 F-8

Schedule I - Condensed  Financial  Information of Registrant (Parent Company)

Condensed Balance Sheets as of December 31, 1997 and 1996                  S-1

Condensed Statements of Operations
  for the years ended December 31, 1997, 1996 and 1995                     S-2

Condensed Statements of Cash Flows
  for the years ended December 31, 1997, 1996 and 1995                     S-3

Schedule II - Valuation and Qualifying Accounts                            S-4

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






To the Board of Directors and Stockholders
Boundless Corporation

We have audited the accompanying consolidated balance sheets of Boundless Corporation and Subsidiaries as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boundless Corporation and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

                                BDO Seidman, LLP


Dallas, Texas
February 23, 1998, except for Notes 1, 11 and 19 as to which the date is March 26, 1998

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                     ASSETS

                                                                 December 31,
                                                            --------------------
                                                               1997       1996
                                                            ---------  ---------

Current assets:                                            $   2,929  $   5,213
   Cash and cash equivalents
   Trade accounts receivable (including $224
      and $2,393 from related parties), net                   14,395     20,928
   Income tax refunds                                            800      1,118
   Inventories (Notes 7 and 10)                               13,682     18,525
   Deferred income taxes (Note 9)                              1,561        -
   Prepaid expenses and other current assets                     711        256
                                                           ---------  ---------
     Total current assets                                     34,078     46,040
Property and equipment, net (Note 8)                          10,614     11,474
Goodwill, net (Note 5)                                         8,428      9,505
Other assets                                                   1,428      2,506
                                                           ---------  ---------
                                                           $  54,548  $  69,525
                                                           =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable (Note 10)                                  $   7,650  $  13,950
   Current portion of long-term debt (Note 10)                 3,250      8,009
   Accounts  payable                                           8,840     10,891
   Accrued  expenses                                           5,378      6,346
   Deferred revenue                                              180        180
   Net liabilities of discontinued operation (Note 18)            -       3,492
                                                           ---------   --------
     Total current liabilities                                25,298     42,868
Long-term liabilities:
  Long-term debt, less current maturities (including
     $8,000 and $8,000 to a related party) (Note 10)           8,000     13,382
  Deferred income taxes (Note 9)                               1,561        -
  Other                                                          727        918
                                                           ---------   --------

     Total long-term liabilities                              10,288     14,300
                                                           ---------   --------
       Total liabilities                                      35,586     57,168

Commitments and  contingencies  (Notes 1, 14, 15, 17 and 18)    -           -

Mandatorily redeemable preferred stock of subsidiary
(Notes 3 and 5)                                                3,555      3,555

Stockholders' equity (Notes 11 and 19):
  Preferred stock                                               -           -
  Common stock                                                    51         49
  Additional paid-in capital                                  34,094     31,877
  Accumulated deficit                                        (18,738)   (23,124)
                                                           ---------   --------

    Total stockholders' equity                                15,407      8,802
                                                           ---------   --------
                                                           $  54,548   $ 69,525
                                                           =========   ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Years Ended
                     (in thousands, except per share data)

                                                       December 31,
                                             ----------------------------------
                                                1997        1996       1995
Revenue:
   Product sales (including sales
      to related parties of $6,476,
      $21,855 and $39,600)                   $  94,607   $ 130,733   $  81,761
   Services                                      3,664       7,492      13,196
                                             ---------   ---------   ---------
      Total revenue                             98,271     138,225      94,957
Cost of revenue:
  Product sales                                 71,477     107,029      62,555
  Services                                       2,028       2,639       6,829
                                             ---------   ---------   ---------
     Total cost of revenue                      73,505     109,668      69,384
                                             ---------   ---------   ---------
       Gross margin                             24,766      28,557      25,573
Operating expenses:
  Sales and marketing                            7,417      10,433       7,940
  General and administrative                     6,213       8,120       6,337
  Research and development                       2,912       4,855       4,569
  Other nonrecurring charges (credits)            (255)      1,980        (572)
                                             ---------   ---------   ---------
    Total operating expenses                    16,287      25,388      18,274
                                             ---------   ---------   ---------
      Operating income                           8,479       3,169       7,299
  Interest expense                               3,730       3,794       1,907
                                             ---------   ---------   ---------
Income (loss) before income taxes,
  extraordinary  item and discontinued
  operations                                     4,749        (625)      5,392
Income tax expense                                (134)        962       1,323
                                             ---------   ---------   ---------
Income (loss) from  continuing  operations       4,883      (1,587)      4,069
Loss from discontinued operations                   -       (9,652)       (870)
                                             ---------   ---------   ---------

Income (loss) before extraordinary item          4,883     (11,239)      3,199
Extraordinary loss on early extinguishment
  of debt, net of tax benefit of $393               -           -         (589)
                                             ---------   ---------   ---------
Net income (loss)                                4,883     (11,239)      2,610
Dividend on  preferred stock of subsidiary         497         497          93
Accretion  to  preferred  stock of subsidiary       -           -          681
Restructuring of preferred stock of subsidiary      -           -        1,668
                                             ---------   ---------   ---------
Earnings (loss) available for common
    shareholders                             $   4,386   $ (11,736)  $     168
                                             =========   =========   =========
Weighted average common shares outstanding       4,925       4,702       4,366
                                             =========   =========   =========
Earnings (loss) per common share from:
  Continuing operations                      $    0.89   $   (0.44)  $    0.37
  Discontinued operations                         0.00       (2.06)      (0.20)
  Extraordinary loss                              0.00        0.00       (0.13)
                                             ---------   ---------   ---------
Basic earnings (loss) per common share       $    0.89   $   (2.50)  $    0.04
                                             =========   =========   =========
Earnings (loss) available for common
  shareholders  adjusted for income
  impact of assumed  conversions             $   4,426   $ (11,736)  $     193
                                             =========   =========   =========
Weighted average dilutive shares outstanding     5,103       4,702       4,674
                                             =========   =========   =========
Diluted earnings (loss) per common share     $    0.86   $   (2.50)  $    0.04
                                             ---------   ---------   ---------
                  The accompanying notes are an integral part of these consolidated financial statements.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     (in thousands, except per share data)

                                                  Additional
                                   Common Stock    Paid-in   Accumulated
                                   -------------
                                   Shares Amount   Capital     Deficit   Total
                                   ------ ------   -------   ---------- --------
Balance, January l, 1995            3,882    $39   $13,902    ($11,556)  $2,385
Common stock sold                     441      5     5,540                5,545
Conversion of notes payable           306      3     4,572                4,575
Distribution of net assets            (74)    (1)   (2,356)              (2,357)
Warrants issued in connection
  with placement of  debt                            1,691                1,691
Restructuring of mandatorily redeemable
  preferred stock of subsidiary                        830      (1,668)    (838)
Dividend on preferred stock
  of subsidiary                                                    (93)     (93)
Accretion to preferred stock
  of subsidiary                                                   (681)    (681)
Net income                                                       2,610    2,610
                                   ------ ------   -------    --------  -------

Balance, December 31, 1995         4,555     46    24,179      (11,388)  12,837
Conversion of notes payable           78      1     1,499                 1,500
Common stock sold                    127      1     2,869                 2,870
Common stock issued for payment
  of long-term debt                    6              300                   300
Options and warrants issued for
  services to non-employees                           526                   526
Stock options exercised               59      1       884                   885
Deferred  compensation
  from below market grants of stock
  options of subsidiary                               107                   107
Dividend on preferred stock
  of subsidiary                       17              497        (497)       -
Warrants exercised                    51      1     1,422                 1,423
Common stock repurchased and
  retired                            (73)    (1)   (1,304)               (1,305)
Common stock issued for
  consulting services                 37              898                   898
Net loss                                                      (11,239)  (11,239)
                                   ------ ------   -------    --------  -------
Balance, December 31, 1996         4,857     49    31,877     (23,124)    8,802

Conversion of notes payable, net
  of expenses                        218      2     1,520                 1,522
Options and warrants  issued for
  services to non-employees                            63                    63
Stock options exercised               16              116                   116
Dividend on preferred stock of
  subsidiary                          35              497         (497)      -
Warrants exercised                    13               21                    21
Net income                                                       4,883    4,883
                                   ------ ------   -------    --------  -------
Balance, December 31, 1997         5,139    $51    $34,094    ($18,738) $15,407
                                   ------ ------   -------    --------  -------


                   The accompanying notes are an integral part of these consolidated financial statements.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               For the Years Ended
                      (in thousands, except per share data)

                                                       December 31,
                                             ----------------------------------
                                                1997        1996          1995
                                             -----------  ----------   ---------
Cash flows from operating activities:
  Net income (loss)                          $   4,883    $  (11,239)  $  2,610
  Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
      operating activities:
    Loss loss from discontinued operations          -          9,652        870
    Depreciation  and  amortization              3,725         3,957      2,857
    Loss from  disposal  of assets                  -            133         -
    Deferred  revenues                              -           (647)    (3,193)
    Provision (credit) for doubtful accounts       (20)          180      1,072
    Provision (credit) for excess and
      obsolete inventory                          (595)        3,845        348
    Deferred taxes                                  -            358     (2,256)
    Write off of intangible assets                  -             -       1,554
    Shares issued in settlement of
      management agreement                          -             -         155
    Extraordinary loss on early extinguishment
      of debt                                       -             -         282
    Changes in assets and liabilities:
    Trade accounts receivable                    6,872        (3,548)   (12,270)
    Inventories                                  5,438         3,388     (7,595)
    Other assets                                  (470)        1,592     (1,595)
    Accounts payable and accrued expenses       (3,145)          (76)     8,938
                                               -------       -------    -------
Net cash:
  Provided by (used in) continuing operations   16,688         7,595     (8,223)
  Used in discontinued operations               (3,492)       (6,160)    (1,629)
                                               -------       -------    -------
Net cash provided by (used in) operating
  activities                                    13,196         1,435     (9,852)
Cash flows from investing activities:
  Capital  expenditures                           (247)       (1,384)      (229)
  Purchase of Digital Assets                        -             -     (14,970)
                                               -------       -------    -------
Net cash used in investing activities             (247)       (1,384)   (15,199)
                                               -------       -------    -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock       136         5,177      2,164
  Proceeds from debt issuance                    1,700         1,500     24,575
  Purchase and retirement of common stock           -         (1,305)        -
  Advances on loans payable                         -          5,950      3,365
  Payments on loans payable                    (16,423)       (6,526)        -
  Costs associated with issuance of debt          (637)           -      (1,284)
  Restructuring of mandatorily redeemable
    preferred stock of subsidiary                   -             -      (3,500)
  Payments on capital leases                        (9)           (3)       (11)
                                               -------       -------    -------
Net cash provided by (used in) financing
  activities                                   (15,233)        4,793     25,309
                                               -------       -------    -------
Net increase (decrease) in cash and cash
  equivalents                                   (2,284)        4,844        258
Cash and cash equivalents at beginning
  of period                                      5,213           369        111
                                               -------       -------    -------
Cash and cash equivalents at end of period     $ 2,929       $ 5,213    $   369
                                               =======       =======    =======

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                              For the Years Ended
                     (in thousands, except per share data)

                                                  ------------------------------
                                                     1997       1996      1995
                                                  ------------------------------
Non-cash transactions:
  Accretion to preferred stock of subsidiary      $    -      $    -    $   681
  Dividend on Preferred Stock of Subsidiary           497         497        93
  Distribution of net assets                           -           -      2,357
  Conversion of notes payable to common stock       1,700       1,500     4,575
  Issuance of common stock for Note Payment            -          300        -
  Estimated value of compensatory options and
    warrants                                           63         526     3,216
  Issuance of common stock for consulting services      -         898       380
  Issuance of common stock in Digital Acquisition       -          -      3,000
  Equipment acquisitions funded through capital leases  -         107       232
Cash paid for:
  Interest                                          2,742       4,293     1,615
  Taxes                                               634        (794)    1,553






                  The accompanying notes are an integral part
                   of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                       (In thousands, except share data)

1.   Background

As further described in Note 19, the Company declared a one-for-ten reverse stock split effective March 26, 1998. All per share amounts in the consolidated financial statements and notes to the consolidated financial statements have been restated to reflect the one-for-ten reverse stock split unless otherwise noted.

Boundless Corporation (the "Company") is engaged, through its subsidiary, Boundless Technologies, Inc. ("Boundless"), in designing and manufacturing computer terminals and network computers for business use. The Company's general strategy is to provide highly efficient, low cost access to corporate computing environments, including client/server, mainframes, LANS, WANS, intranets and the Internet.

The Company entered into the General Display Terminal and high resolution, high performance desktop graphics display terminals ("Network Graphics Displays") businesses in December 1994 when the Company, through its wholly owned subsidiary, SunRiver Acquisition Corp. ("Acquisition"), purchased Applied Digital Data Systems, Inc. ("ADDS") from NCR Corporation ("NCR"), formerly AT&T Global Information Solutions Company (the "Boundless Acquisition"). ADDS changed its name to SunRiver Data Systems, Inc. and, in 1996, to Boundless Technologies, Inc. For more than 25 years, ADDS had been a supplier of general purpose desktop display terminals worldwide under either the customer's or ADDS(R) trademark. Simultaneously, with the Company's acquisition of ADDS, the Company acquired all of the assets and business of SunRiver Group, Inc. (the "SunRiver Group Acquisition"). Prior thereto, SunRiver Group, Inc. ("SunRiver Group") had been engaged, for more than nine years, in the development and manufacture of software and hardware for MultiConsole Terminals. SunRiver Group, subsequently renamed Morgan Kent Group, Inc. ("Morgan Kent Group") was a pioneer in the development of high-speed MultiConsole Terminals for open system, multi-user platforms.

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

                    BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

In April 1995, the Company, through OTW Corporation ("OTW") (see Note 4), formerly TradeWave Corporation, had been engaged in the business of developing and selling Internet software and value-added services which enabled businesses to conduct private, secure communication and electronic commerce transactions over the Internet. During December 1996, the Company discontinued the operations of OTW and, during the first quarter of 1997 finalized the discontinuation with the sale of certain assets of OTW to a company for a combination of cash, a royalty on future revenue and the assumption of certain liabilities. (See Note
18).

2. Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Acquisition and Boundless, after elimination of intercompany accounts and transactions. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

Cash and Cash Equivalents
-------------------------

All highly liquid investments with original maturities at purchase of three months or less are considered cash equivalents.

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

Long Lived Assets
-----------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of the assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of December 31, 1997 indicated there was no impairment to these assets' carrying values.

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

Research and Development
------------------------

Research and development expenses are charged to operations as incurred. Once technological feasibility has been established, costs are capitalized until the product is ready to be marketed, pursuant SFAS No. 86. At December 31, 1997,1996 and 1995, capitalized software development costs, net of amortization were $0, $74 and $319.

                    BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

Revenue Recognition
-------------------

The Company recognizes revenue from product sales upon shipment to the customer. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. The Company has recorded an allowance for doubtful accounts of $284 and $1,227 as of December 31, 1997 and 1996, respectively. Service revenue is recognized when services are performed and billable. Revenue from maintenance and extended warranty agreements are deferred and recognized ratably over the term of the agreement. The Company had revenue from one customer representing 16% of total revenues in 1997, and had revenues from two customers representing 16% and 14% of total revenues in 1996. One customer represented 42% of the 1995 revenue.

Concentration of Credit Risk
----------------------------

The Company is required by SFAS No. 105, "Disclosure of Information about Financial Instruments with Concentrations of Credit Risk," to disclose concentrations of credit risk regardless of the degree of such risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company's cash policy limits credit exposure; however, for limited periods of time during the year bank balances may exceed the FDIC insurance coverage. The Company routinely assesses the financial strength of its customers and as a consequence, believes that its accounts receivable credit risk exposure is limited. No collateral is required. The Company extends credit in the normal course of business to a number of distributors and value-added resellers in the computer industry.

Advertising
-----------

Advertising costs are expensed as incurred. The amount charged to advertising expense was $1,158, $1,631 and $561 for the years ended December 31, 1997, 1996 and 1995.

Goodwill
--------

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. Amortization of goodwill amounted to $1,078, $1,117 and $386 for the years ended December 31, 1997, 1996 and 1995.

Earnings (Loss) Per Common Share
--------------------------------

Earnings (loss) available for common shareholders includes the effects of the accretion to the preferred stock of a subsidiary and preferred stock dividends.

SFAS No. 128, "Earnings Per Share" ("EPS"), is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods. SFAS No. 128 requires restatement of all prior period EPS data presented. The adoption of SFAS No. 128 did not have a material effect on the Company's EPS calculation. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS which is as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

                                          For the Year Ended December 31, 1997
                                        ----------------------------------------
                                          Income         Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------  -----------
Net income                                  $4,883
Preferred stock dividends                     (497)
                                        ----------
  Basic earnings per share:
  Income available to common shareholders    4,386           4,925        $0.89
                                                                     ==========
  Effect of dilutive securities:
  options and warrants                          -              101
  convertible notes                             40              77
                                        ----------    ------------
  Diluted earnings per share:
  Income available to common shareholders
    plus assumed conversions                 4,426           5,103        $0.86
                                        ==========    ============   ==========

                                          For the Year Ended December 31, 1996
                                        ----------------------------------------
                                          Income         Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------  -----------
Loss from continuing operations            ($1,587)
Discontinued operations                     (9,652)
Preferred stock dividends                     (497)
                                        ----------
  Basic earnings per share:
  Loss available to common shareholders    (11,736)         4,702        ($2.50)
                                                                      =========
  Effect of dilutive securities:
  options and warrants                          -              -
  convertible notes                             -              -
                                        ----------     ----------
  Diluted earnings per share:
  Loss available to common shareholders
    plus assumed conversions              ($11,736)         4,702        ($2.50)
                                        ==========    ============   ==========

                                          For the Year Ended December 31, 1995
                                        ----------------------------------------
                                          Income         Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------  -----------
Net income                                  $4,069
Extraordinary loss on early
  extinguishment of debt                      (589)
Loss from discontinued operations             (870)
Preferred stock restructuring               (2,349)
Preferred stock dividends                      (93)
                                        ----------
  Basic earnings per share:
  Income available to common shareholders      168          4,366         $0.04
                                                                     ==========
  Effect of dilutive securities:
  options and warrants                          -             248
  convertible notes                             25             60
                                        ----------     ----------
  Diluted earnings per share:
  Income available to common shareholders
    plus assumed conversions                  $193          4,674         $0.04
                                        ==========    ============   ==========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

Options to purchase 289,908 shares of common stock at a weighted average price of $17.66 per share were not included in the computation of diluted earnings per share in 1997 because the options' exercise price was greater than the average market price of the common shares. The options were still outstanding at December 31, 1997.

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

Income Taxes
------------

As more fully discussed in Note 9, income taxes are provided in accordance with the liability method of accounting for income taxes pursuant to SFAS No. 109. Accordingly, deferred income taxes are recorded to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial amounts at year-end.

Stock Based Compensation
------------------------

The Company accounts for stock options and warrants issued to employees in accordance with APB 25 "Accounting for Stock Issued to Employees." The Company follows SFAS No. 123 "Accounting for Stock Based Compensation" for financial statement disclosure purposes and issuances of options and warrants to non-employees for services rendered.

New Accounting Standards
------------------------

SFAS No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has yet to determine the preferred format for presenting this information.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is presently evaluating the impact of SFAS No. 131 on its financial reporting.

3. Acquisition of SunRiver Group and Boundless

Issuance of Common Stock to Morgan Kent Group (formerly SunRiver Group)
-----------------------------------------------------------------------

Pursuant to the terms of the SunRiver Group Acquisition agreement referred to in
Note 1, on December 9, 1994 the Company issued 559,400 shares of its common stock, $.01 par value ("Common Stock"), to Morgan Kent Group and also agreed to issue to Morgan Kent Group, that number of newly issued shares that would have increased Morgan Kent Group's total ownership of the Company's outstanding common stock to not less than 63% after giving effect to certain other issuances of Common Stock.

                    BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

On December 9, 1994, the Company did not have a sufficient number of shares of authorized but unissued Common Stock available to complete the transactions required by the SunRiver Group Acquisition agreement. Accordingly, the Board of Directors of the Company agreed to take all steps required to amend its Certificate of Incorporation to increase the number of authorized shares and issue the required shares to establish Morgan Kent Group's ownership at not less than 63% of the Company's then outstanding common stock. At December 9, 1994, the Company delivered to Morgan Kent Group proxy and voting agreements which entitled Morgan Kent Group to represent and vote 310,300 shares at any meeting of stockholders on any matter requiring stockholder approval. These proxy and voting agreements, along with the shares issued to Morgan Kent Group at closing, represented at least 51% of the voting rights of the outstanding common stockholders. As Morgan Kent Group unconditionally controlled the Company and had the intent and ability to maintain ongoing ownership as noted above, the transaction was accounted for effective December 9, 1994. During 1995, the Company amended its Certificate of Incorporation to increase the total number of shares of Common Stock authorized from 2,000,000 to 6,000,000, and issued the additional shares (2,084,538), required under the SunRiver Group Acquisition agreement.

During October 1995, pursuant to the terms of the SunRiver Group Acquisition agreement and in consideration for SunRiver Group's guarantee of the Put Option referred to in Note 5, the Company issued to Morgan Kent Group a warrant to acquire an additional 417,470 shares of the Company's Common Stock at an exercise price equal to the market value per share of the Company's Common Stock on December 9, 1994. The value of these warrants was determined to be immaterial under APB 25 during 1994.

Exchange Offer
--------------

On December 9, 1994, the Company agreed to assign all of its assets and liabilities to its wholly owned subsidiary, All-Quotes Capital, Inc. ("Capital"), and effectively cease all existing business operations. The proceeds from a private placement then in process (more fully described below) and the Morgan Kent Group assets and liabilities were excluded from the assets and liabilities assigned to Capital. Capital entered into an escrow agreement whereby cash and shares of its common stock were deposited in escrow as collateral for all of the Company liabilities transferred to it. The Company agreed to prepare and complete an exchange offer whereby the Company would exchange all of its common stock of Capital for shares of Common Stock of the Company held by certain of its shareholders of record as of the closing date, none of whom were part of Morgan Kent Group.

As more fully described in Note 18, in January 1995 the Company sold substantially all of the operating assets of its dial-up market data services business and later disposed of its remaining interest in Capital.

Boundless Acquisition
---------------------

The Company, through Acquisition acquired all of the outstanding common stock of Boundless from the former owner, NCR Corporation ("NCR") (the "Boundless Acquisition"), for $5,000 in cash, an $8,000 mortgage note payable to NCR (the "NCR Note") and $5,472 of mandatorily redeemable preferred stock of Boundless. Additionally, approximately $441 in expense associated with the purchase was incurred. Under the terms of the agreement, NCR assumed all intercompany balances, tax liabilities, accrued pension liabilities, and accruals for employee-related plans, such as medical and workers compensation of Boundless as of December 9, 1994. Also, NCR retained the liability for any post employment benefits related to terminations within six months of the closing date of the transaction. Benefits payable under the pension plan, which were frozen as of the closing date, are maintained in NCR's defined benefits plan. Additionally, NCR assumed the defense of certain legal proceedings at its own expense. NCR also agreed to pay, at its own expense, any amounts paid in settlement related to these proceedings.
                                       F-12

                    BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

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

A portion of the purchase price for the Boundless Acquisition was funded by the sale of 700,000 shares of Common Stock at $5.00 per share to accredited investors in a private placement in which an underwriter (RAS Securities Corp.) acted as the exclusive placement agent. As of December 31, 1994, 407,745 shares of Common Stock had been issued in connection with such private offering. The remaining 292,255 shares were issued in 1995. Total gross proceeds from the offering were $3,500. Expenses relating to this offering were approximately
$1,343, of which RAS received $945, consisting of a commission of 10%, a non-accountable expense allowance of 3% of the gross proceeds, $250 as an investment banking fee and a $240 consulting fee. The per share price of the offering was determined by arms-length negotiations between the Company and RAS. The balance of the cash portion of the purchase price was paid from borrowings on a revolving line of credit.

The Boundless Acquisition has been accounted for under the purchase method and, accordingly, the operating results of the Company include the results of operations of Boundless since the date of acquisition.

4.   Acquisition of Enterprise Integration Network Technology

During April 1995, the Company, through its wholly-owned subsidiary EINet Acquisition Corporation (name changed to TradeWave Corporation and subsequently to OTW Corporation), acquired the Enterprise Integration Network technology (the "TradeWave Technology") from the Microelectronics and Computer Technology Corporation ("MCC") (the "TradeWave Acquisition") for approximately $1,300 plus royalties.

At the same time, OTW entered into a technology agreement (the "Technology Agreement") with MCC to participate in current and future research and development projects selected by the Company. The current project focused on the development of technology to intelligently navigate dynamic information networks such as the Internet.

The purchase of the TradeWave Technology from MCC was funded in part through the issuance of $1,000 principal amount of 10% convertible notes ("Tradewave Notes") to investors outside the United States. These notes have been converted into 127,038 shares of the Company's common stock. In April 1995, the Company allocated substantially the entire $1,300 purchase price of the Tradewave technology (inclusive of approximately $300 of capitalized costs directly related to the Tradewave Acquisition) to purchased intellectual property. This allocation was based upon the belief that the web browser and directory technology included in the Tradewave Technology were ready to be commercialized profitably. Subsequently in 1995, management recognized that sales practices of its Internet competitors of providing Internet browser software free of charge and listings and advertising space in Internet directories free or for a nominal charge had impaired the revenue potential of this technology. Nevertheless, this technology was considered a valuable component of OTW's Virtual Private Internet product. In October 1995, OTW developed a new strategic plan, which de-emphasized the web browser and directory services technology and instead emphasized the OTW's Virtual Private Internet solution integrating applications, information servers, directory services and security ("Trade VPI"). Based on this revised business plan, the Company recognized that no significant revenues would result until development of the integrated Virtual Private Internet solution was completed and released for commercialization. Accordingly, in the quarter ended December 3l, 1995, the Company recognized a $1,225 charge associated with in-process research and development.

                    BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

The Company had continuing monetary obligations to MCC under the TradeWave Acquisition Agreement and the Technology Agreement. The Release, Settlement and Satisfaction of Indebtedness Agreement ("Release Agreement") dated March 5, 1997 with MCC released OTW, the Company and Morgan Kent Group from any and all obligations in return for $500 and a non-exclusive license to the software developed by OTW. Morgan Kent Group was a guarantor of the amounts owed under the Technology Agreement.

5. Acquisition of Text Terminal Business From Digital Equipment Corporation

The Transaction
---------------

During October 1995, Boundless purchased from Digital Equipment Corporation ("Digital") certain assets (the "Digital Assets") relating to Digital's general purpose character-cell, host-dependent computer display terminals ("General Display Terminals") product lines, including products sold under the "VT" and "Dorio" brands (the "Digital Acquisition"). The Digital Acquisition has been accounted for as a purchase.

The Digital Assets consisted principally of inventory, trade names, trademarks and patents. Software and other intellectual property used by Digital in its General Display Terminal business were simultaneously licensed to Boundless. As no manufacturing facilities were included in the Digital Assets, Boundless transferred production of the acquired product lines from Digital's facilities in the Far East to the Boundless plant in Hauppauge, New York.

Pursuant to a related supply agreement, Digital agreed to purchase from Boundless at least 95 percent of Digital's worldwide requirements for General Display Terminals and related parts for a four-year period, with a minimum of 80,000 units of General Display Terminals during the first year. The Company has guaranteed all of the obligations of Boundless under the supply agreement.

Boundless and Digital also entered into agreements pursuant to which Digital (i) manufactured for Boundless General Display Terminals through January 30, 1996 and modules until June 30, 1996; (ii) provided to Boundless certain technical, sales, marketing and administrative services relating to General Display Terminal products through February 19, 1996 and (iii) is providing certain worldwide warranty and post-warranty servicing on General Display Terminals sold and designated for such servicing by Boundless for a period of four years.

The purchase price of the Digital Assets, $18,697, included $7,481 for inventory, $188 for other assets and $250 for intellectual property. The Company recorded $10,777 in goodwill, which is the excess of the purchase price and related direct costs of the acquisition of $2,199 over the fair value of net assets acquired. In addition, Boundless was obligated to pay $347 for certain tooling and equipment delivered by Digital prior to June 30, 1996.

The Financing
-------------

Of the amount paid to Digital, $13,498 was paid in cash with $3,000 paid by the issuance of 100,000 shares of the Company's Common Stock, which the Company registered in July 1996, at its cost, for resale under applicable securities laws. Boundless obtained bank financing (the "Bank Financing") to pay the cash portion of the purchase price of the Digital Assets from Chase Manhattan Bank, N.A., acting for itself and as agent for other participating banks ("Chase"), under a term loan in the principal amount of $20,000 and a revolving line-of-credit providing for revolving loans of up to $20,000, based upon lending formulas and subject to sub-limits and other terms as are set forth in the loan documents. Boundless also used proceeds of the Bank Financing to pay all outstanding amounts owed to Congress Financial Corporation ("Congress") under a revolving line-of-credit, plus a $700 early termination fee, which the Company recorded as an expense in October 1995. The Company recorded an expense of approximately $282 related to costs that had been capitalized when the Congress line-of-credit was originally obtained. The Company incurred costs related to the Bank Financing of $1,295, which are being amortized on a straight-line basis over the three-year term of such Bank Financing.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

The Company guaranteed the obligations of Boundless under the Bank Financing, which was collateralized by a pledge of all of the outstanding common stock of Acquisition. Acquisition also guaranteed the obligations of Boundless under the Bank Financing and collateralized its guarantee with a pledge of all of the outstanding common stock of Boundless. Morgan Kent Group also guaranteed the obligations of Boundless, which was collateral ized by a pledge of 2,143,938 shares of Common Stock of the Company owned by Morgan Kent Group.

In addition, the Company issued to Chase a warrant to purchase 100,000 shares of common stock exercisable at $36.90 per share, subject to anti-dilution adjustments, at any time after October 20, 1996 and prior to the close of business on October 19, 2000. These warrants were valued at $1,660 and are being amortized as debt issue costs. In November, 1997, the Company agreed to exchange the warrant for 100,000 shares at $36.90 per share for a warrant to purchase 31,375 shares at $10.00 per share. These warrants were determined to have approximately the same value as determined by a Black-Scholes valuation model.

The NCR Restructuring
---------------------

As a condition to the Bank Financing, Boundless, Acquisition and Morgan Kent Group were required to restructure (the "Restructuring") obligations to NCR which were incurred in December 1994 in connection with the Company's acquisition of Boundless from NCR.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

Boundless has 1,000 shares of mandatorily redeemable preferred stock, all of which are issued to NCR and currently outstanding. In the Restructuring (i) the Company paid NCR $3,500 in cash; (ii) the Call Option permitting the Company to purchase the preferred stock of Boundless owned by NCR was amended (the "Amended Call Option") to reduce its aggregate exercise price to $3,555 and to change its expiration date to the earlier of January 30, 1999 or the completion by Boundless or any of its parent companies of a public offering; (iii) the Put Option requiring the Company to purchase the preferred stock was amended (the "Amended Put Option") to reduce its exercise price to $3,555, and to become exercisable on or after the expiration date of the Amended Call Option until December 31, 1999; (iv) the Company issued to NCR a warrant, valued at $830, to purchase 50,000 shares of Common Stock of the Company, exercisable at $38.75 per share, subject to adjustment, at any time after October 20, 1996 and prior to the close of business on October 20, 1998; (v) Boundless and its parent companies agreed to pay NCR $497, a rate of 14% on the Boundless preferred stock, (the "Annual Payment Amount") on October 20, 1996 and each anniversary thereafter (the "Annual Payment Date"), until either the Amended Put Option or the Amended Call Option has been exercised or canceled, each such payment to be made in cash, to the extent permitted by the terms of the Bank Financing, and, to the extent not so permitted, the balance of the Annual Payment Amount must be paid by delivering to NCR such number of shares of Common Stock of the Company which, if sold on the applicable Annual Payment Date, would net such balance due; (vi) the maturity date of the $8,000 Promissory Note payable by the Company to NCR was extended to January 31, 1999 and if Acquisition makes a public offering of its securities, it must prepay the Promissory Note in an amount equal to the difference between the net proceeds of the offering and the amount paid to NCR or any of its affiliates on redemption or purchase by Acquisition of the Boundless Preferred Stock plus the amount paid to Chase under the terms of the Bank Financing; (vii) Boundless Acquisition Corp.'s pledge to NCR of the Boundless common stock was canceled and the Boundless common stock was pledged to Chase; (viii) Morgan Kent Group's pledge to NCR of Common Stock of the Company was reduced to 500,000 shares and Morgan Kent Group pledged the remainder of its Common Stock of the Company to Chase.

In the event of liquidation of Boundless, NCR is entitled to $3,555 before any amount is paid to holders of the Boundless common stock. While the Boundless preferred stock is outstanding, Boundless is restricted from creating any shares of stock which shall be in any respect on parity with or have any preferences to take priority over the Boundless preferred stock, or to alter in any manner the rights or preferences of the Boundless preferred stock.

The Company recorded a charge of $1,668 to retained earnings at the date of the Restructuring for the difference between the change in the carrying value of the Boundless preferred stock and the sum of the cash payment and the fair value of the warrant for 50,000 shares of common stock of the Company issued to NCR.

The cash payment of $3,500 made to NCR was paid by the Company from gross proceeds of $4,250 received by the Company from Regulation S offerings to investors outside of the United States. In two offerings, the Company issued non-interest bearing convertible promissory notes for $2,500 (the "$2,500 Notes") and $750 (the "$750 Notes"), respectively. The $2,500 Notes were converted on November 30, 1995 into 123,686 shares of Common Stock of the Company determined by dividing $2,500 by 70% of the average closing bid price of the Common Stock of the Company on the five business days immediately preceding the conversion. The $750 Notes were converted in November 1995 into 35,969 shares of Common Stock of the Company determined by dividing $750 by 70% of the average closing bid price of the common stock of the Company on the five business days immediately preceding the conversion. Upon conversion of such non-interest bearing notes, depending on the significance of the amount, a portion of the difference between the carrying value of the notes and the fair market value of the shares issued is accounted for as financing expense and the remainder as cost of equity. The amount to be allocated to financing expense,

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

assuming an estimated interest rate of approximately 20%, was determined to be immaterial. In a third Regulation S offering, the Company received gross proceeds of $1,000 by selling 47,259 shares of common stock. In addition, the Company obtained bridge financing of $1,000 at 6% interest approximately ten days before the close of the offerings. This loan was repaid from the proceeds of the offerings described above.

In addition, warrants, valued at $661, to purchase 52,500 shares of common stock of the Company exercisable at $36.25 to $38.75, the market price on the date of grant, were granted to financial advisors in October 1995 in connection with these offerings. These warrants are exercisable for three years from the date of grant and the holders have registration rights with respect to the shares issuable upon exercise of these warrants. A portion of the value of the warrants was recorded as a cost of equity and a portion as debt issuance costs in accordance with the terms of the associated equity or debt instruments. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Digital Assets had occurred at the beginning of 1995. The pro forma presentation reflects the impact of certain adjustments;
(a) amortization of goodwill, (b) increased interest expense, (c) increased depreciation expense, and (d) decrease of corporate overhead charges. It does not purport to be indicative of the financial results, which actually would have occurred had the acquisition been made at the beginning of 1995, or of the results that may occur in the future.

                                                                 1995
                                                            -------------
Net sales                                                   $    150,352
Income from continuing operations                                    466
Income per share from continuing operations                        $0.10

6.   GAI Partnership

Effective May 1995, Boundless and GA formed a limited liability company ("the GAI Partnership") with GA owning 51% and Boundless owning 49%. The GAI Partnership was formed to allow GA to acquire the former ADDS Pick based business owned by Boundless. This business was acquired by Boundless from NCR in December 1994 along with a terminal business. (See Notes 1 and 3)

Under the terms of the operating agreement which governs the operation of the GAI Partnership, (the "Operating Agreement"), the GAI Partnership operates and manages GA's and Boundless' Pick business. Under the Operating Agreement, Boundless is entitled to receive cash distributions from the GAI Partnership in an amount equal to a percentage of the GAI Partnership's net revenues, which is payable whether or not the GAI Partnership is profitable or generating positive cash flow. The percentage of net revenues to which Boundless is entitled was 12% for the first year of the Operating Agreement (subject to a minimum of $2,900 in the first year only) and will decline annually thereafter in steps until it reaches 7% in the fifth year. However, the percentage of net revenues payable to Boundless is subject to adjustment (upward or downward) under certain circumstances. Subsequent to the fifth year of the Operating Agreement, the percentage of net revenues to be paid to Boundless is to be determined by negotiations between GA and Boundless. GA is entitled to retain all cash generated by the GAI Partnership, if any, after the payment to Boundless of the net revenue percentage described above.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

Under the Operating Agreement, the business and affairs of the GAI Partnership are managed exclusively by GA. However, in the event that the GAI Partnership fails to achieve agreed upon revenue or profit projections, Boundless has the right to the GAI Partnership to pay to Boundless the percentage of net revenues to which Boundless is entitled, Boundless has the right to thereafter replace GA as the sole manager of the GAI Partnership. During the first year of the Operating Agreement, Boundless paid a management fee of $1,031 in connection with GA's duties as manager of the GAI Partnership. However, subsequent to the first year of the Operating Agreement, GA will not be entitled to any compensation for acting as manager of the GAI Partnership.

Boundless received cash distributions of $1,459, $2,473 and $1,475 for the years ended December 31, 1997, 1996 and 1995, which are included in product sales in the accompanying consolidated statements of operations. The Company accounts for the GAI Partnership revenue as a royalty rather than an equity investment due to the uncertainty regarding the initial value of its contribution to the GAI partnership.

As of December 31, 1997, the Company was owed $1,047 under the terms of the agreement and had not received required payments during the second half of 1997. Due to the uncertainty regarding the collectibility of such payments, the Company has recognized revenue only to the extent of cash collected. Although the Company, under the terms of the Partnership Agreement, may assume the management responsibilities of the Partnership, the Company has been negotiating a settlement of the receivable with General Automation. There can be no assurance the Company will be successful in this effort.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

7. Inventories

The major components of inventories are as follows:
                                                              December 31,
                                                       -------------------------
                                                           1997         1996
                                                       -----------   -----------
Raw materials and purchased components                  $  10,723     $  12,845
Finished goods                                              2,477         4,942
Demonstration equipment                                       135           396
Service parts                                                 347           342
                                                       -----------   -----------
                                                       $   13,682     $  18,525
                                                       ===========   ===========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis.

8. Property and Equipment

Property and equipment consists of the following:
                                                              December 31,
                                                       -------------------------
                                                           1997         1996
                                                       -----------   -----------

Land                                                    $   3,780     $   3,780
Buildings and improvements                                  6,193         6,175
Machinery and equipment                                     5,058         4,846
                                                       -----------   -----------
                                                           15,031        14,801

Less accumulated depreciation and amortization              4,417         3,327
                                                       -----------   ----------
                                                       $   10,614     $  11,474
                                                       ===========   ==========

9. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

                                          1997          1996          1995
                                      -----------    ----------   ------------
Current:
 Federal                              $    (347)     $   (340)    $     597
   State                                    213           413           431
                                      ---------      --------     ---------
                                           (134)           73         1,028
                                      ---------      --------     ---------

Deferred:
  Federal                                 2,573        (3,176)          (83)
  State                                     208            -            (29)
  Valuation allowance                    (2,781)        4,065        (1,121)
                                      ---------      --------     ---------
                                             -            889        (1,233)
                                      ---------      --------     ---------
                                      $    (134)     $    962     $    (205)
                                      =========      ========     =========
The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to operations before income taxes as a result of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

                                          1997          1996          1995
                                      -----------    ----------   ------------
Federal income tax at statutory rate   $   1,615      $ (3,760)    $      463
Utilization of prior year net
  operating loss carryforwards            (1,481)           -              -
State income taxes, net of federal
  income tax benefit                         278           273            243
Other, net                                    23           609            210
Changes in net deferred tax assets and
  valuation allowances                      (569)        3,840         (1,121)
                                       ---------      --------     ----------
    Income tax expense (benefit)       $    (134)     $    962     $     (205)
                                       =========      ========     ==========

The income tax benefit of $205 for the year ended December 31, 1995 includes a $393 tax benefit of an extraordinary loss and a $1,135 tax benefit from the OTW discontinued operations which are reflected net of tax in the accompanying consolidated statements of operations.

The components of the net deferred tax assets and liabilities were as follows:

                                                       December 31,
                                                  -----------------------
                                                     1997         1996
                                                  ----------   ----------
Current deferred tax assets:
  Inventory                                       $   1,759    $   2,524
  Accounts receivable                                   108          466
  Warranties                                            753          723
  Other                                                  -           764
                                                  ---------    ---------
    Total current deferred tax assets                 2,620        4,477

Current deferred tax liabilities:
  Software capitalized and other                         -           (28)
                                                  ---------    ---------

  Net current deferred tax assets                     2,620        4,449
                                                  ---------    ---------
Noncurrent deferred tax assets:
  Net operating loss carryforwards                       -         1,466
  Other                                                 307           -
                                                  ---------    ---------

    Total noncurrent deferred tax assets                307        1,466
Noncurrent deferred tax liabilities:
  Property and equipment                             (1,868)      (2,075)
                                                  ---------    ---------

    Net noncurrent deferred tax liabilities          (1,561)        (609)
                                                  ---------    ---------
     Net deferred tax assets                          1,059        3,840
     Less valuation allowance                        (1,059)      (3,840)
                                                  ---------    ---------
                                                  $      -     $      -
                                                  ---------    ---------

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

At December 31, 1997 and 1996, the Company has recorded a 100% valuation allowance on the net deferred tax asset since it could not be determined if the asset was more likely than not to be realized.

The Company files a consolidated federal income tax return. As of December 31, 1997 there are no remaining net operating loss carryforwards.

10. Debt

Notes Payable
-------------
Notes payable at December 31, 1997 consisted of a $15,000 revolving credit agreement included in the Chase Credit Line for loans and letters of credit, based upon the availability of collateral, generally a percentage of inventory and accounts receivable as specified in the agreement. This was reduced from a revolving credit limit of $20,000 in 1996. The interest rate is prime plus 1.25% or LIBOR plus 2.5% (9.75% at December 31, 1997). The revolving loan outstanding at December 31, 1997 and 1996 was $7,650 and $13,950.

During the year ended December 31, 1996, the Company was in violation of substantially all loan covenants, including maintaining specified levels of tangible net worth, fixed charge coverage, interest coverage and cash flow coverage. In March 1997 the revolving loan agreement was amended to revise the loan covenants. The banks also waived all prior loan covenant violations through that date. As a result, the Company has presented its current maturities of long-term debt in accordance with the original terms of the agreement, which were not affected by the amendment.

Each drawing under a trade letter of credit is subject to a drawing fee equal to a minimum of 0.25% of the amount drawn. In addition, a letter of credit fee of 2% per annum of the average face amount of all standby letters of credit outstanding is payable quarterly. There were letters of credit totaling $1,000 and $4,050 outstanding at December 31, 1997 and 1996. The maximum amount of additional credit available under the revolving loan at December 31, 1997 and 1996 was $1,094 and $4,607, subject to limitations based on the amount of eligible collateral.

The commitment fee is 0.5% per year on the average daily unused principal balance of the revolving loan and the outstanding letters of credit. The weighted average interest rate on short-term borrowings was 10.25%, 9.5% and 10.5% for the years ended December 31, 1997, 1996 and 1995, respectively.

Long-term Debt
--------------
Long-term debt at December 31, 1997 and 1996 consisted of the following:

Note payable to NCR, bearing                  1997           1996
 interest at 8% payable quarterly,            ----           ----
 principal due on or before
 January 31, 1999, collateralized
 by land and  building                   $   8,000        $  8,000

Term loan
 payable to banks, due December 1998
 and  collateralized by accounts
 receivable, inventories and
 substantially all other assets of
 the Company,  bearing interest
 at a variable rate payable quarterly
 (9.75 % at December 31, 1997)               3,250          13,382
Other                                            -               9
                                             -----          ------
                                            11,250          21,391
Less current maturities
 on long-term debt                           3,250           8,009
                                             -----           -----
                                        $    8,000       $  13,382
                                         =========        ========

OTW had a non-interest bearing note payable (effective rate of 9%) to a corporation in installments through 1997. The note had a balance of $500 as of December 31, 1996, and is included in the net liabilities of discontinued operations in the accompanying Consolidated Balance Sheets. This note was paid in full in March 1997.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

Acquisition is the legal obligor of the note payable to NCR. The note is payable on or before January 31, 1999. However, the note and accrued interest is immediately due should Acquisition make an offering of its stock or debt pursuant to the Securities Exchange Act of 1933.

Boundless is prohibited from declaring or paying dividends on its stock, or redeeming or otherwise acquiring any class of capital stock during the term of the Chase agreement. The maximum aggregate amount that Boundless may loan or advance to the Company in a fiscal year is $500 less the total cash dividend Boundless paid to the Company in that year. The term and revolving loan agreement requires the Company to make contingent payments on the term loan should the Company obtain financing above a certain level by issuing stock.

The Company guaranteed the obligations of Boundless under the Bank Financing, which was collateralized by all of the outstanding common stock of Acquisition. Acquisition also guaranteed the obligations of Boundless under the Bank Financing and collateralized its guarantee with all of the outstanding common stock of Boundless. Morgan Kent Group collateralized its guarantee of Boundless's obligations to Chase with 2,143,938 shares of common stock of the Company.

As a result of the Company's financial performance throughout 1997, and the substantial reduction in debt, the Company and Chase renegotiated the terms of its revolving loan agreement, including the release of the Morgan Kent Group's shares of Common Stock which were pledged to Chase.

Aggregate debt scheduled maturities at December 31, 1997 were as follows:

1998                               $  3,250
1999                                  8,000
                                   --------
                                   $ 11,250
                                   ========
11. Equity

At December 31, 1997 and 1996, stockholders' equity consisted of the following:

Preferred stock, $0.01 par value,                 1997           1996
 1,000,000 shares authorized,                     ----           ----
 none issued                                 $      -       $      -
Common  stock,  $0.01 par value,
 25,000,000  shares  authorized,
 5,139,228 and 4,857,231 shares
 issued at December 31, 1997
 and 1996, respectively                            51              49
Additional paid-in capital                     34,094          31,877
Accumulated deficit                           (18,738)        (23,124)
                                             ---------        --------
       Total stockholders' equity             $ 15,407         $ 8,802
                                             =========        ========


The Company amended its Certificate of Incorporation during April 1997 to authorize the Company to issue up to 1,000,000 shares of preferred stock and 10,000,000 shares of Common Stock, subsequently increased to 25,000,000 through an amendment filed on March 26, 1998. The preferred stock may be issued in one or more series, with preference and other rights as determined from time to time by the Board of Directors. No such shares of preferred stock had been issued at December 31, 1997.

The Company issued 20,000 and 22,500 shares of its Common Stock during August 1995 and January 1996, valued at $16.30 and $25.60 per share, to an individual whose sons are significant shareholders of Morgan Kent Group, the majority shareholder of the Company, which was charged to expense in connection with special consulting services rendered in 1995.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

The Company issued 1,700 and 11,546 shares of its Common Stock during 1995 and 1996, valued at $32.50 and $24.20 per share, to the former President of the Company, which was charged to expense in connection with certain consulting services rendered in 1995.

The Company issued 2,000 shares of its Common Stock during January 1996, valued at $11.20 per share, to an investment advisor in connection with services rendered in 1995.

The Company issued 1,000 shares of its Common Stock during January 1996, valued at $11.94 per share, to the former audit firm of the Company.

The Company issued 6,000 shares of its Common Stock during July 1996, valued at $50.00 per share, to MCC as payment of installment due on outstanding obligations of OTW.

The Company issued 34,620 shares of its Common Stock on October 1997, valued at $14.40 per share, to NCR as payment of dividends due on Boundless preferred stock (See Note 3).

The Company completed several offerings of securities under Regulation S of the Securities Act of 1933 during 1996 and 1997 as follows:

1. The Company received gross proceeds of $400 by issuing, in a sale completed March 14, 1997, convertible notes bearing interest at 8% per annum. As of December 31, 1997, the entire note had been converted into 58,849 shares of Common Stock.

2. The Company received gross proceeds of $1,000 on February 28, 1997, through the issuance of interest-bearing convertible notes. As of December 31, 1997, the entire note had been converted into 127,360 shares of Common Stock. In connection with this offering the Company issued warrants to a financial advisor to purchase 5,045 shares of Common Stock at an exercise price of $13.75 per share. This warrant was valued at $19.

3. The Company received gross proceeds of $500 by selling convertible non-interest bearing notes. During the year ended December 31, 1996, these notes were converted into 25,483 shares of Common Stock. The proceeds of this offering were used to repurchase 27,333 shares of Common Stock at $18.00 per share.

4. The Company received gross proceeds of $1,000 by selling 59,424 shares of Common Stock for $16.80 per share. Approximately $505 of the proceeds of this offering was used to fund working capital of OTW. The balance of the proceeds was used to repurchase 27,500 shares of restricted shares of its Common Stock at $18.00 per share.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

5. The Company received gross proceeds of $1,000 by selling convertible non-interest bearing notes. During the year ended December 31, 1996, these notes were converted into 52,849 shares of Common Stock. A portion, $810, of the proceeds of this offering was used to repurchase 17,667 shares of Common Stock at $18.00 per share. The balance of the proceeds was used primarily to fund working capital of OTW.

12.  Options and Warrants

In March 1995, the Company adopted an Incentive Stock Option Plan (the "1995 Plan") which permits the Board of Directors to grant performance shares, stock awards, stock options, Stock appreciation rights and incentive awards to employees, non-employee directors and others. The maximum number of shares to be issued under the 1995 Plan is not to exceed 600,000. The exercise price of each option granted is to be equal to or less than the market price of the Company's stock on the date of grant. The terms of the options are generally over five years with vesting occurring in 25% increments beginning one year after the grant date.

Prior to the 1995 Plan, the Company had adopted the 1991 Employee and Director Stock Option Plan (the "1991 Plan"). After the adoption of the 1995 Plan, the Company amended the 1991 Plan, eliminating any further grants of options under the 1991 Plan. As of December 31, 1996 there were 109,850 fully vested options outstanding, expiring in 2002.

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". During the years ended December 31, 1997 and 1996, all options issued to officers and employees were granted at an exercise price, which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure portion of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996 as follows:

         1. Dividend yield of 0% for all years

         2. Expected volatility ranging from .71 to .78

         3. Risk-free interest rates ranging from 5.22% to 5.83%

         4. Expected terms ranging from 2 to 5 years.

Under the  accounting  provisions  of SFAS No. 123, the  Company's  net earnings
(loss) applicable to common stockholders and earnings (loss) per share would have been increased to the pro forma amounts indicated below:



                                         1997             1996           1995
                                         ----             ----           ----
Net earnings (loss) applicable to
common shareholders

 As reported                         $   4,386      $   (11,736)    $     168
 Under SFAS No. 123                      2,269          (13,263)         (211)

Earnings (loss) per share
 As reported - basic                 $    0.89      $     (2.50)    $     0.04
 As reported - diluted                    0.86            (2.50)          0.O4
 Under SFAS No. 123 - basic               0.46            (2.82)         (0.05)
 Under SFAS No. 123- diluted              0.44            (2.82)         (0.05)

A summary of the status of the Company's stock options and warrants as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1997:

 Options                         1997                              1996
 -------              ----------------------------     -------------------------
                                         Weighted                   Weighted
                                         Average                     Average
                      Shares         Exercise Price    Shares     Exercise Price
                      ------------   --------------    ---------  --------------

Outstanding at
 beginning of year       526,515      $      16.80       393,750  $   14.32
   Granted               536,875              8.90       403,912      18.34
   Exercised             (16,529)            (6.90)      (92,742)     (9.54)
   Forfeited            (348,063)           (14.70)     (178,405)    (18.76)
                      -----------     -------------    ---------     -------
 Outstanding at
 end of year             698,798       $     11.98       526,515   $  16.75
                      ===========     =============    =========   =========
Options exercisable
 at end of year          519,344       $     12.26       310,077   $  16.80
                      ===========     =============    =========   =========
Weighted average fair
 value of options
 granted during the year               $      4.86                 $    22.00
                                       ===========                 ==========

Warrants                        1997                              1996
--------              ----------------------------     -------------------------
                                         Weighted                   Weighted
                                         Average                     Average
                      Shares         Exercise Price    Shares     Exercise Price
                      ------------   --------------    ---------  --------------

Outstanding at
 beginning of year       667,062      $      24.40       753,659  $    29.55
   Granted               397,017              8.60        32,500       26.95
   Exercised             (23,094)            (7.50)      (51,097)     (27.86)
   Forfeited            (565,376)           (22.40)      (68,000)     (82.50)
                      -----------     -------------    ---------      -------
 Outstanding at
 end of year             475,609       $     14.56       667,062   $   24.15
                      ===========     =============    =========   =========
Options exercisable
 at end of year          475,609       $     14.56       667,062   $   24.15
                      ===========     =============    =========   ==========
Weighted average fair
 value of warrants
 granted during the year               $      6.14                 $   26.30
                                      =============                ==========

   The following tables summarize information about fixed stock options and warrants outstanding at December 31, 1997:


                                                Weighted
                   Number                        Average             Number
               Outstanding at                   Remaining        Exercisable  at
                December 31,     Exercise    Contractual Life      December 31,
Options             1997          Price          (Years)              1997
                ----------------------------------------------------------------

                   258,250   $     6.60           4.50                   205,250

                       300         7.20           4.55                        --

                    62,440        10.00           4.43                        --

                    75,000        10.30           4.25                    75,000

                    12,900        11.30           4.83                        --

                   138,203        13.50           2.10                   102,246

                    25,000        15.70           4.97                    25,000

                    13,100        16.30           1.19                    13,100

                     1,250        17.50           1.20                     1,250

                     5,500        20.60           1.59                     5,500

                    64,000        21.30           1.93                    61,958

                    24,250        25.60           2.09                    20,313

                    17,465        28.20           2.94                     9,110

                     1,140        32.80           2.78                       617

                  ---------     --------        ---------            -----------
                   698,798       $11.98           3.56                   519,344
                  =========     ========        =========            ===========



                                                Weighted
                   Number                        Average             Number
               Outstanding at                   Remaining        Exercisable at
                 December 31,     Exercise    Contractual Life      December 31,
 Warrants           1997          Price          (Years)              1997
               --------------    --------    ----------------    ---------------

                   307,502       $   7.50         6.95                   307,502

                    31,375          10.00         2.80                    31,375

                     1,440          13.80         2.44                     1,440

                     2,500          18.40         6.95                     2,500

                    30,000          18.40         4.39                    30,000

                     7,292          26.90         1.08                     7,292

                     7,500          26.90         1.14                     7,500

                     5,000          27.40         1.07                     5,000

                     5,000          30.00         1.00                     5,000

                     2,625          36.30         0.83                     2,625

                     1,875          36.60         2.83                     1,875

                    21,000          37.80         0.80                    21,000

                    52,500          38.80         0.80                    52,500
                   ---------      --------     ----------               --------
                    475,609        $14.56         5.2                    475,609
                   =========      ========     ==========               ========

In accordance with SFAS No. 123, the Company is required to account for options issued to non-employees for services rendered using the fair value method over their vesting period.

In connection with the February 1997 offerings of securities under Regulation S of the Securities Act of 1933, the Company issued warrants to financial advisors to purchase 5,045 shares of Common Stock at exercise price $13.75 per share, exercisable through February 1999. These warrants were valued at approximately $19.

A warrant to purchase 30,000 shares of Common Stock of the Company at an exercise price of $18.70 per share, exercisable through January 31, 2002 was granted July 1997 in consideration for ongoing services provided in the area of financial consulting. The warrant is valued at approximately $63.

The warrants issued to non-employees were recorded based on the fair values of the warrants on the grant date, using the Black-Scholes option-pricing model.

OTW adopted a 1995 Stock Option Plan during 1995. The discontinuance of operations at OTW during December, 1996, caused the options outstanding to be without value.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

13.  Related Party Transactions

The Company sells display desktop devices to and purchases components from NCR and its subsidiaries. The Company's sales to NCR and its subsidiaries were $5,858, $15,454, and $39,600 for 1997, 1996 and 1995 respectively. Purchases from NCR and its subsidiaries were $87, $2,440, and $13,088 for those same periods, respectively. The Company had accounts receivable outstanding from NCR and its subsidiaries of approximately $224 and $2,422 at December 31, 1997 and 1996, respectively. In addition, the Company received cash distributions from GAI of $1,459, $2,473 and $1,475 for the years ended December 31, 1997, 1996 and 1995.

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

During April, 1997, the Company agreed to pay Morgan Kent Group an asset utilization fee of $17 per month, or part thereof, for each month that Common Stock owned by Morgan Kent Group remained pledged as collateral against the Company's indebtedness to Chase or NCR. For 1997 such fees amounted to $192. At December 31, 1997, 500,000 shares of Common Stock owned by Morgan Kent Group remained pledged to NCR.

In April, 1997, the Company signed a consulting agreement with Morgan Kent Group under which the Company agreed to pay Morgan Kent Group $20 per month to provide financial advisory services. In October, 1997, the Company prepaid this fee in the amount of $380 for services to be rendered in October 1997 and thereafter. Expenses for 1997 under this agreement were $162.

On July 18, 1997, Morgan Kent Group issued to the Company a promissory note in the amount of $50, bearing interest at the rate applicable to the Company under its revolving credit line, in consideration for a loan made by the Company. The first interest payment is due one year following the execution of the note and quarterly thereafter. The note matures July 18, 1999.

During September, 1997, the Company and Morgan Kent Group negotiated a repricing of the warrant which had been delivered to Morgan Kent Group in consideration for Morgan Kent Group's guarantee of the Amended Put Option to NCR. The original warrant to purchase 414,970 shares of Common Stock at $18.40 per share was exchanged for a warrant to purchase 327,847 shares of Common Stock for $7.50 per share. These warrants were determined to have approximately the same value as determined by a Black-Scholes valuation model.

In connection with the Digital Acquisition (see Note 4) Morgan Kent Group pledged 2,143,938 shares of Common Stock to Chase and 500,000 shares of Common Stock to NCR. In consideration of such pledge, the Company had expected to issue to Morgan Kent Group warrants to purchase such number of shares of Common Stock at $38.75 per share as the Board of Directors of the Company determined was appropriate after obtaining independent advice regarding the fairness of such warrants. During December, 1997, Morgan Kent Group accepted the Company's offer of $300 in lieu of the warrant; such amount having been determined by independent advice.

14. Leases

The Company leases certain sales offices and miscellaneous office equipment under operating lease agreements, which expire at various times through May 2001. Total rent expense was $572, $636, and $622 in 1997, 1996 and 1995, respectively.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

Future minimum rental commitments as of December 31, 1997 were as follows:

  1998                                          $      466
  1999                                                 205
  2000                                                 101
  2001                                                  34
  2002                                                   1
                                                  --------
                                                $      807
                                                  --------
15.  Contingencies

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

16.  Foreign Sales

Foreign sales were approximately $30,911, $47,500 and $15,912 for 1997, 1996 and 1995, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:

                            1997               1996                 1995
                            ----               ----                 ----
  Europe                     27%                30%                  13%
  Other                       5%                 4%                   4%
                            ----               ----                 ----
  Total                      32%                34%                  17%
                            ====               ====                 ====

17.  Defined Contribution Plan

The Company provides a 401(k) retirement savings plan (the "401(k) Plan") for its full-time employees. Under the provisions of the 401(k) Plan, each participant may elect to contribute up to 15% of his or her annual salary. At its discretion, the Company may make contributions to the 401(k) Plan. During the years ended December 31, 1997 and 1996, the Company made contributions of $33 and $17 to the plan. No contributions were made during the year ended December 31, 1995.

18.  Discontinued Operations

The Company adopted a formal plan in December 1996 to discontinue operations by March 31, 1997 of its OTW subsidiary. The plan contemplated the sale of the business or its assets if possible, or a dissolution through a Voluntary Petition for Bankruptcy under Chapter 7 of the Bankruptcy Code. All OTW employees were terminated by March 5, 1997 and a small group of consultants were retained to affect an orderly cessation of its customer obligations. During April, 1997, the Company finalized the discontinuation of OTW with the sale of certain assets to a company for a combination of cash, a royalty on future revenues and the assumption of certain liabilities.

The assets of OTW,  consisting  primarily of equipment and accounts  receivable, were written down to their liquidation value, resulting in a loss of approximately $360. All unsecured liabilities that could be discharged through bankruptcy have been written off, resulting in income for 1996 of approximately $1,470. The debts and commitments that were guaranteed by the Company and Morgan Kent Group, including the OTW note payable to MCC, severance pay and lease commitments, totaling approximately $3,492 are included in the accompanying consolidated balance sheet.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                       (In thousands, except share data)

The estimated loss on the disposal of the discontinued operations of approximately $3,860 represents the estimated loss on the disposal of the assets of OTW and a provision of approximately $4,200 for the expected operating loss during the phase out period from December 1996 through March, 1997, when operations ceased. Approximately $2,300 of the operating loss was incurred during 1996.

Operating results of OTW for the eleven months ended November 30, 1996 are reflected separately in the accompanying Statements of Operations. The Consolidated Balance Sheets and Consolidated Statements of Operations for 1996 have been restated for the period from inception of OTW, April 1995, through December 31, 1995.

Net sales of OTW for 1996 and 1995 were $2,086 and $ l,165

In 1995, the Company sold substantially all of the operating assets of its dial-up market data services business.

Pursuant to the SunRiver Group Acquisition Agreement, the Company disposed of substantially all of its interest in diamond mining properties in Sierra Leone (owned through Capital and its subsidiary All-Quotes Data, Ltd. which changed its name to AmCan Minerals, Ltd. ("AmCan")) by granting to Bronson Conrad and J. Gerald Combs (who simultaneously resigned as Chairman of the Board and President and director, respectively, of the Company) a proxy to vote all shares of common stock of Capital owned by the Company (which then constituted 100% of Capital's outstanding common stock) on all matters upon which the common stock had the right to vote such shares. As a result, the Company relinquished its indirect beneficial ownership of approximately 67% of AmCan. Capital subsequently issued 15,000,000 shares of its common stock to Deston Holdings, Ltd., a company beneficially owned by Bronson Conrad. The Company's ownership of Capital's common stock was thereby reduced from 100% to less than 1% and stockholders' equity of the Company was reduced by approximately $2,357, which was its basis in Capital. The Company's remaining interest in Capital was subsequently repurchased by Capital in exchange for 73,650 shares of the Company's common stock, which were retired.

The results of these discontinued operations for the years ended December 31, 1996 and 1995 are summarized below:

                                            1996             1995
                                        ---------       -----------
Loss on discontinued operations         $ (4,243)         $ (2,242)
Gain (loss) on disposal of part
  of discontinued operations              (5,409)            1,372
                                        ---------       -----------
  Loss from discontinued operations     $ (9,652)         $   (870)
                                        =========       ===========
No tax benefit is given for the loss on discontinued operations of OTW for the year ended December 31, 1996, as it could not be determined if it was more likely than not that the net operating loss would be realized. The loss on the discontinued operations of OTW for the year ended December 31, 1995 is reflected net of tax benefit of $1,135.

The gain on the sale of a portion of the discontinued operations of the diamond mining property for the year ended December 31, 1995 had no tax effect due to the availability of net operating loss carryforwards which are not available for offset against the Company's income from continuing operations.

19.  Subsequent Events

On March 6, 1998, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission in connection with the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             Notes To Consolidated Financial Statements, continued
                        In thousands, except share data)


     1. amending the Company's Certificate of Incorporation (a) to effect a one-for-ten reverse split of the issued and outstanding shares of Common Stock, and (b) to decrease the total number of shares of Common Stock which the Company has authority to issue from 100,000,000, pre-reverse split, to 25,000,000, post-reverse split; and

     2. approving the Company's 1997 Incentive Plan permitting the grant of stock options, stock appreciation rights, performance shares, stock awards, stock units and incentive awards to employees, directors and others.

This Information Statement was furnished on March 6, 1998 to holders of record as of the close of business on December 31, 1997 of the Common Stock of the Company. The actions described in item 1, above, including the one-for-ten reverse split were effected on March 26, 1998.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                     (In thousands, except per share data)

                     ASSETS                              December 31,
                                                  ------------------------
                                                  1997                1996
                                                  ----                ----
Current assets:
 Cash and cash equivalents                        $      -       $       6
 Accounts receivable                                    50             340
 Other current assets                                  403               -
                                                  ------------------------
  Total current assets                                 453             346

Investments in and advances to subsidiaries
  (eliminated in consolidation):
 Investments, at equity                                616          (4,154)
 Advances to subsidiaries, net                      15,134          12,752
 Other assets                                           45              84
                                                  ------------------------
                                                  $ 16,248       $   9,028
                                                  ========================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable and accrued expenses                 $841           $226
                                                  ------------------------
  Total current liabilities                             841            226
                                                  ------------------------
  Total  liabilities                                    841            226
Commitments and contingencies
Stockholder's equity:
Preferred stock, $0.01 par value,
  1,000,000  shares  authorized,
  none issued                                             -             -
Common stock, $0.01 par value,
  25,000,000 shares authorized,
  5,139,228 and 4,857,231 shares
  issued at December 31, 1997 and 1996,
  respectively                                             51           49
  Additional paid-in capital                           34,094       31,877
  Accumulated deficit                                 (18,738)     (23,124)
                                                  -------------------------
   Total stockholder's equity                          15,407        8,802
                                                  -------------------------
                                                  $    16,248    $   9,028
                                                  =========================

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                     (In thousands, except per share data)

                                                       December 31,
                                             ---------------------------------
                                             1997           1996          1995
                                             ---------------------------------
Sales                                        $     -   $       -      $     -
Cost of Sales                                      -           -            -
                                             ---------------------------------
  Gross margin                                     -           -            -
Expenses:
  Operating                                       234         2,367       651
  Interest                                         98            52         2
  Other (income) and expenses                     250          (323)        -
                                             ---------------------------------

                                                  582         2,096       653
                                             ---------------------------------
Loss before  benefit for income
  taxes and other items below                    (582)      (2,096)      (653)
Benefit (provision) for income taxes              198         (191)       215
                                             ---------------------------------
Loss before equity from consolidated
  subsidiaries                                   (384)      (2,287)      (438)
Equity in income (loss) of consolidated
  subsidiaries                                   4,770         203       (543)
                                             ---------------------------------
Loss from continuing operations                  4,386      (2,084)      (981)

Equity from gain (loss)on disposal
  of discontinued operations                        -       (9,652)     1,149
                                             ---------------------------------
Earnings (loss) available for
  common shareholders                        $   4,386    $(11,736)   $   168
                                             =================================

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended
                     (In thousands, except per share data)

                                          -------------------------------------
                                           1997           1996           1995
                                          -------------------------------------
Net cash flows provided by
  (used in) operating activities             5,497       (10,747)     (1,619)
Cash flows from
  investing activities:
  Decrease (increase) in net
    advances to subsidiaries                (2,382)       (4,113)     (5,629)
  Increase(decrease) in investment
    in consolidated subsidiaries, net       (4,770)        9,324         508
  Payments for other assets                      -           (44)          -
                                        -------------------------------------
    Net cash provided by (used in)
      investing activities                  (7,152)        5,167      (5,121)
Cash flows from financing activities:
  Proceeds from sale of convertible
   notes                                     1,700         1,500       4,575
  Costs associated with issuance
    of debt                                   (187)            -           -
  Net Proceeds from issuance of
    common stock                               136         3,980       2,164
                                        -------------------------------------
    Net cash provided by financing
      activities                             1,649         5,480       6,739
                                        -------------------------------------
 Net increase  (decrease) in cash
    and cash equivalents                        (6)         (100)         (1)
 Cash and cash equivalents
    at beginning of year                         6           106         107
 Cash and cash equivalents              -------------------------------------
    at end of year                               0             6         106
                                        =====================================
  Non-cash transactions:
  Conversion of convertible notes
    into common stock                        1,700          1,500       4,575
  Compensatory value of options
   and warrants                                 63            526       3,216
  Common stock issued for
   consulting  services                          -            898         380
  Accrual of services to
    be paid in  common  stock                    -              -         857
  Distribution of assets of
    discontinued  operations                     -              -       2,358
  Issuance of common  stock in
    Digital purchase                             -              -       3,000
  Issuance of common stock for
    preferred dividend of subsibiary           497             497
  Issuance of common stock for
    TradeWave obligation                         -             300

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        For the Years Ended December 31,
                     (In thousands, except per share data)

                         Balance at
                       Beginning of                              Balance at End
      Description         Period        Additions    Deductions     of Period
---------------------  ------------    -----------  -----------  --------------
Allowances:
Doubtful accounts:
1997                     1,227           (20)           923 (A)       284
1996                     1,407            150           330 (A)     1,227
1995                     1,067          1,072           732 (A)     1,407

Inventory reserves:
1997                     5,853           (595)        1,262 (B)     3,996
1996                     3,032          3,845         1,024b(B)     5,853
1995                     3,998             99         1,065 (B)     3,032


A)  Includes  accounts  written  off during  the  period.
B)  Includes  inventory written off during the period.

                               BOUNDLESS CORPORATION

                           INDEX OF EXHIBITS ATTACHED




     Exhibit No.                Description of Exhibits
     -----------                -----------------------

         3.1            Certificate of Incorporation and Certificates of
                        Amendment thereto

        10(j) Amendments 1 through 7, amending the Credit Agreement and Guaranty, dated as of October 20, 1995, among Chase et al.

         21             List of Subsidiaries

         23             Consent of BDO Seidman, LLP

         27             Financial Data Schedule