Form 10-Q
period 1998-03-31
BOUNDLESS CORP
filed 1998-05-11
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended March 31, 1998
                                                 --------------


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


As of April 10, 1998, the Registrant had approximately 5,139,228 shares of Common Stock, $.01 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
   December 31, 1997.........................................................  3

Consolidated Statements of Operations (unaudited)
   for the three months ended March 31, 1998 and 1997........................  4

Consolidated Statements of Cash Flows (unaudited)
   for the three months ended March 31, 1998 and 1997........................  5

Notes to Consolidated Financial Statements (unaudited).......................  6

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)



                                     ASSETS


                                                                    March 31,      December 31,
                                                                      1998               1997
                                                                ------------------ -----------------
Current assets:                                                    (unaudited)

   Cash and cash equivalents...................................        $    2,710         $   2,929
   Trade accounts receivable, net..............................            12,224            14,395
   Income tax refund...........................................               800               800
   Inventories.................................................            14,231            13,682
   Deferred income taxes.......................................             1,561             1,561
   Prepaid expenses and other current assets...................               595               711
                                                                ------------------ -----------------
      Total current assets.....................................            32,121            34,078
Property and equipment, net....................................            10,536            10,614
Goodwill, net..................................................             8,158             8,428
Other assets...................................................             1,211             1,428
                                                                ------------------ -----------------
                                                                      $    52,026        $   54,548
                                                                ================== =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable...............................................       $     9,000        $    7,650
   Current portion of long-term debt...........................             8,000             3,250
   Accounts payable............................................             7,437             8,840
   Accrued expenses............................................             5,476             5,378
   Deferred revenue............................................               108               180
                                                                ------------------ -----------------
      Total current liabilities................................            30,021            25,298
Long-term liabilities:
   Long-term debt, less current maturities.....................                 -             8,000
   Deferred income taxes.......................................             1,561             1,561
   Other ......................................................               860               727
                                                                ------------------ -----------------
      Total long-term liabilities..............................             2,421            10,288
                                                                ------------------ -----------------
      Total liabilities........................................            32,442            35,586
Commitments and contingencies..................................
Mandatorily redeemable preferred stock of subsidiary...........             3,555             3,555
Stockholders' equity:
   Preferred stock.............................................                 -                 -
   Common stock................................................                51                51
   Additional paid-in capital..................................            34,094            34,094
   Accumulated deficit.........................................          (18,116)          (18,738)
                                                                ------------------ -----------------
      Total stockholders' equity...............................            16,029            15,407
                                                                ------------------ -----------------
                                                                      $    52,026        $   54,548
                                                                ================== =================

See accompanying notes to condensed consolidated financial statements.

                                        3

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                        Three Months Ended
                                                             March 31,
                                                ------------------------------------
                                                       1998              1997
                                                ------------------ -----------------


                                                   (unaudited)       (unaudited)

Revenue......................................          $   22,864          $ 23,924

Cost of revenue..............................              16,603            18,467
                                                ------------------ -----------------

           Gross margin......................               6,261             5,457

Operating expenses:

   Sales and marketing.......................               2,034             1,782

   General and administrative................               1,413             1,629

   Research and development..................                 868               724

   Other charges.............................                  71               (5)
                                                ------------------ -----------------

      Total operating expenses...............               4,386             4,130
                                                ------------------ -----------------

           Operating income..................               1,875             1,327

   Interest expense..........................                 671               807
                                                ------------------ -----------------

Income before income taxes                                  1,204               520

Income tax expense...........................                 459                 -
                                                ------------------ -----------------

Net income...................................                 745               520

Dividend on preferred stock of subsidiary....                 124               124
                                                ------------------ -----------------

Earnings available for common shareholders...   $             621  $            396
                                                ================== =================

Weighted average common shares outstanding...               5,139             4,863
                                                ================== =================

Basic earnings per common share..............   $            0.12  $           0.08

Weighted average dilutive shares outstanding.               5,163             4,935
                                                ================== =================

Diluted earnings per common share............   $            0.12  $           0.08

See accompanying notes to condensed consolidated financial statements.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)
                      For the Three Months Ended March 31,

                                   (unaudited)



                                                                      1998         1997
                                                                   ----------- -------------
Cash flows from operating activities:
   Net income................................................         $   745      $    520
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization..........................             809           790
      Loss from disposal of fixed assets......................             24             -
      Deferred revenues.......................................            (72)           50
      Provision for doubtful accounts.........................             24           118
      Provision for excess and obsolete inventory.............            477           422
   Changes in assets and liabilities:
      Trade accounts receivable...............................          2,146         7,082
      Inventories.............................................         (1,026)        2,571
      Other assets............................................             38        (1,333)
      Accounts payable and accrued expenses...................         (1,293)       (9,018)
                                                                   ----------- -------------
Net cash provided by operating activities.....................          1,872         1,202
                                                                   ----------- -------------
Cash flows from investing activities:
   Capital expenditures.......................................           (191)          (53)
                                                                   ----------- -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock.....................              -             2
   Proceeds from debt issuance................................              -         1,700
   Payments on loans payable..................................         (1,900)       (3,200)
   Payments on capital leases.................................              -            (4)
                                                                   ----------- -------------
Net cash (used in) financing activities.......................         (1,900)       (1,502)
                                                                   ----------- -------------
Net (decrease) in cash and cash equivalents...................           (219)         (353)
Cash and cash equivalents at beginning of period..............          2,929         5,213
                                                                   ----------- -------------
Cash and cash equivalents at end of period....................        $ 2,710      $  4,860
                                                                   =========== =============
Non-cash transactions:
   Dividend on preferred stock of subsidiary..................        $   124      $    124
   Conversion of notes payable to common stock................              -           228
Cash paid for:
   Interest...................................................            347           293
   Taxes......................................................            125             6

See accompanying notes to condensed consolidated financial statements.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollar amounts in thousands)
                                   (unaudited)

1. Condensed Consolidated Financial Statements

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal occurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been reclassified to conform to current period presentation. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  Background

Boundless Corporation (the "Company") is engaged, through its subsidiary, Boundless Technologies, Inc. ("Boundless"), in designing and manufacturing computer terminals for business use. The Company's general strategy is to provide access to corporate computing environments, including mainframes, LANs, WANs, intranets and the Internet. Boundless principally designs, assembles, sells and supports (i) General Display Terminals, (ii) Windows(R)-based Terminals ("WBTs"), sometimes referred to as "thin clients", and (iii) other terminal products that are used in multi-user, personal computer and mini-computer-based environments. The Company is a party to a royalty agreement with a partnership (the "GAI Partnership") formed by Boundless and General Automation, Inc. ("GAI") and managed by GAI. The GAI Partnership designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GAI's versions of a data-based system licensed from Pick Systems.

3.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                            March 31,                   December 31,
                                                               1998                         1997
                                                         ----------------            -------------------

Raw materials and purchased components..................      $   10,762                   $     10,723
Finished goods..........................................           3,060                          2,477
Demonstration equipment.................................              59                            135
Service parts...........................................             350                            347
                                                         ----------------            -------------------
                                                              $   14,231                   $     13,682
                                                         ================            ===================

4.  Equity

At March 31, 1998 and December 31, 1997 stockholders' equity consisted of the following:

                                                              March 31,                   December 31,
                                                                 1998                         1997
                                                           ----------------            -------------------
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued..............................        $        -                   $          -
Common stock, $0.01 par value, 25,000,000 shares
   authorized, 5,139,228 and 5,139,228 shares issued
   at March 31, 1998 and December 31,1997, respectively.                51                             51
Additional paid-in capital..............................            34,094                         34,094
Accumulated deficit.....................................          (18,116)                       (18,738)
                                                           ----------------            -------------------
   Total stockholders' equity...........................        $   16,029                   $     15,407
                                                           ================            ===================

5.     Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the first quarter ended March 31, 1998 and 1997, sales to two major OEMs as a percentage of total revenues were 21% and 26%, respectively.


6.     Business Segments

The Company's business is concentrated almost entirely in one product area-computer terminals- which are sold throughout many diverse markets. It is not possible, therefore, to divide the Company's business into meaningful industry segments.

The Company's operations are worldwide and can be grouped into several geographic segments. The Company's manufacturing is conducted at its New York facility and its sales force operates from six geographically dispersed locations in the United States and a European office in the Netherlands. During 1997, the Company expanded its marketing efforts to include South America, Asia-Pacific, Australia and New Zealand.



Pertinent financial data by major geographic segments for the first quarter ended March 31, 1998 and 1997 are:

                                                                     March 31,            March 31,
                                                                        1998                 1997
                                                                 ----------------    ------------
Net sales to unaffiliated customers:
United States.................................................   $      15,714          $  16,149
Europe........................................................           5,955              6,389
Other foreign areas...........................................           1,195              1,386
                                                                 ================    ============
Net sales as reported in the accompanying income statement       $      22,864          $  23,924
                                                                 ================    ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

First quarter of 1998 compared with first quarter of 1997
---------------------------------------------------------

Revenue - Revenue for the quarter ended March 31, 1998 was $22,864 as compared to $23,924 for the quarter ended March 31, 1997.

Sales of the Company's General Display Terminals declined 2% to $18,878 for the quarter ended March 31, 1998 from $19,226 for the quarter ended March 31, 1997. The decline for the latest quarter is principally attributable to a decline of $3,259 in sales to VT and Dorio distributors, offset by increased sales of $1,366 to Digital Equipment Corporation ("Digital") and $1,122 to customers of Boundless' ADDS(R)-branded products. The VT and Dorio terminals are based on a proprietary architecture and, as a result, its users requiring flexibility are prone to more quickly move to alternative platforms. Demand for the General Display Terminals continues to decline as competing technologies, including WBTs, are gaining market share. For these reasons, sales of General Display Terminals for 1998 are not expected to reach the levels achieved in 1997.

Sales of the Company's WBT hardware and software, marketed under the trade names Viewpoint(R) TC and Viewpoint(R) Administrator, respectively, amounted to $2,074 versus $140 for the periods ended March 31, 1998 and 1997, respectively. The company is targeting the approximately 35 million users of General Display Terminals and Network Graphics Displays many of whom are currently transitioning or intending to transition to graphical applications that include Windows, the Intranet and Java. In addition, the Company is targeting the task-oriented users of older, less capable PCs that are unable to run the latest Windows applications, including those users in business and education. The Company believes its unique ability to customize its Viewpoint TC products to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate thin client marketplace.

Revenues from the Company's WBTs are expected to increase during the third and fourth quarters of 1998 with the availability of new Viewpoint TC models and Viewpoint Administrator software and on the basis of the anticipated maturing of the market for thin client devices in the third quarter of 1998, the versatility of the Company's new Viewpoint TC thin client product line, the significant number of end-user trials of the new products now in progress and the Company's strong OEM relationships.

Sales of X Windows-based Network Graphics Displays declined $1,645 to $511 for the quarter ended March 31, 1998, from $2,156 for the quarter ended March 31, 1997. Sales of the Company's Network Graphics Displays have generally been limited to a few large telecommunications customers. Due to the small customer base, the low margins associated with Network Graphics Displays, and the emergence of WBTs, the Company announced a discontinuation of this product family in early 1998. As a result, the Company recorded an inventory reserve of $252 against a portion of the remaining Network Graphics Displays inventory.

Net revenue from the Company's repairs and spare parts business decreased 23%, or $246, to $810 for the quarter ended March 31, 1998, from $1,056 for the quarter ended March 31, 1997. The decline was due to reduced spares sales to Digital, resulting from the overall decline in unit sales to Digital during 1997. Due to new designs and engineering changes resulting in fewer components and increased reliability, the Company does not anticipate that repair and spare parts revenue will meet prior period levels.

The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues, since May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months 37-48, 8%; and
months 49-60, 7%. GAI Partnership royalties received for the quarter ending March 31, 1997, were $197. At March 31, 1998 the Company was owed $1,467 and had not received required payments since June 1997. Discussions regarding payment of the past due amount are ongoing. During the fourth quarter of 1997, the Company began to record GAI Partnership revenue only to the extent of cash received.

IBM was the most significant customer for the Company's products, accounting for 16% of revenue for the quarter ended March 31, 1998. Although both Digital and NCR are expected to remain significant customers for the Company's products, neither is expected to account for revenues of the Company comparable to 1997 which were 3% and 6%, respectively. The loss of IBM, Digital, or NCR as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margin for the three months ended March 31, 1998 was $6,261 (27% of revenue) compared to gross margin of $5,457 (23% of revenue) for the first quarter of 1997. Gross margin for the first quarter of 1998 includes a reserve of $252 established against the obsolescence risk associated with the Company's announced discontinuation of its Network Graphics Displays product line. The increase in gross margin is attributable to cost reductions achieved in the Company's General Display Terminals and WBTs product lines. The increase in gross margin as a percent of revenue stems primarily from cost reductions and a more favorable revenue mix between the Company's spare and repair business as compared to the prior year.

In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions. In addition, sales of the Company's WBTs, which carry margins greater than its General Display Terminals, are expected to positively impact the Company's gross margins. However, there can be no assurance, given the recent introduction of this new technology, that sales of the Company's WBTs will improve overall gross margins.

From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available.

Total Operating Expenses - For the quarter ended March 31, 1998, operating expenses were $4,386 (19% of revenue), compared to expenses for the first quarter of 1997 of $4,130 (17% of revenue).

Sales and Marketing Expenses - Sales and marketing expenses increased 14% to $2,034 (9% of revenue) for the quarter ended March 31, 1998 from $1,782(7% of revenue) for the quarter ended March 31, 1997. The increase stems from participation in a number of important tradeshows during the first quarter of 1998 and increases in marketing expenses associated with the Company's WBTs.

The Company promotes its products using media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs. The Company's installed base of over five million units is the primary target market for its new line of Viewpoint TC WBTs. The Company's plan to reach this market is based on direct mail, telemarketing and advertising and an aggressive public relations campaign, including several domestic and international press tours. The Company will also participate in several key trade shows during the remainder of 1998.

General and Administrative Expenses - General and administrative expenses decreased to $1,413 (6% of revenue), from $1,629 (7% of revenue) for the three months ended March 31, 1998 and 1997, respectively. The decline is a result of reductions in legal expenses and depreciation.

Research and Development Expenses - Research and development expenses for the first quarter increased 20% to $868 in 1998 from $724 in 1997. The increase is related to development expenses associated with the Company's Viewpoint product family. Research and development expenses are expected to exceed 1997 spending levels due to investment in software for the Company's WBTs.

Interest Expense - Interest expense for the quarter ended March 31, 1998 was $671 compared to $807 for the comparable period in 1997. The decline is related to the reduction in the amount of debt outstanding under the Company's revolving credit facility and a decline in interest rates.

Income Tax Expense - There was no provision for income tax expense for the quarter ended March 31, 1997 due to net operating loss carryforwards available resulting from the discontinuation of operations of TradeWave. Income tax expense for the first quarter of 1998 was $459, or 38% of income before taxes.

Net Income - For the quarter ended March 31, 1998, net income was $745 (3% of revenue), compared to $520 (2% of revenue) for 1997.

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

As of March 31, 1998, the Company had working capital of $2,100 as compared to $8,780 at December 31, 1997. The decline stems from the reclassification of an $8,000 note, due January 31, 1999, from long-term debt to short-term debt.
Historically, the Company has relied on cashflow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions. As a result of positive cash flows, the Company has reduced its outstanding borrowings under its revolving credit agreement by $18,332 since December 1996.

The Company is highly leveraged. As of March 31, 1998, the Company had tangible net worth of $6,856 and total liabilities of $32,442. The Company's cash requirements at March 31, 1998, included repayment of a revolving loan of $9,000, plus interest, due December 1998; payment of an $8,000 note, plus interest, payable to NCR on January 31, 1999; payment of $3,555 to NCR if it exercises a put option at any time in 1999; and annual payments to NCR, until such put option is exercised, of $498 in cash or the Company's Common Stock.

Borrowing under the revolving loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. Up to $7,500 is available under the revolving loan for letters of credit. As a result of the borrowing base formula, the credit available to the Company could be adversely restricted in the event of further declines in the Company's sales and increases in orders may not be able to be financed under the Company's revolving credit line.

With the exception of the $8,000 NCR note, which is secured by a mortgage on the Company's Hauppauge facility, and which the Company believes will have to be refinanced before its January 31, 1999 due date, the Company believes that cash generated from operations and available under the Company's revolving credit line will be sufficient to pay its obligations as they become due. The Company anticipates that it will negotiate an extension of its current revolving credit line which expires in December 1998. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

Net cash provided by operating activities for the three months ended March 31, 1998 was $1,872; due principally to net income of $745, non-cash expenses (principally depreciation) of $1,334 and reductions in receivables of $2,146. These increases in cash provided by operating activities were partially offset by a decrease in payables and accrued expenses of $1,293 and an increase in inventories of $1,026. Net cash used in investing activities was comprised of capital expenditures of $191. Net cash used in financing activities was $1,900 to reduce the balance of the Company's term and revolving loans.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and, depending on the context, "will," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described in the Company's Form 10-K for the year ended December 31, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

COMPLIANCE WITH YEAR 2000 ISSUE

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

NEW ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its consolidated financial position or results of operations.

Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company will include information required by SFAS No. 131 in the Notes to Consolidated Financial Statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.



                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders



As of January 2, 1998, stockholders owning 2,643,938 (approximately 51%) of the 5,139,228 (post-reverse split) outstanding shares of the Company's Common Stock consented in writing to the following:

o Amending the Company's Certificate of Incorporation (a) to effect a one-for-ten reverse split of the issued and outstanding shares of Common Stock, and (b) to decrease the total number of shares of Common Stock which the Company has authority to issue from 100,000,000 to 25,000,000; and

o Approving the Company's 1997 Incentive Plan permitting the grant of stock options, stock appreciation rights, performance shares, stock awards, stock units and incentive awards to employees, directors and others.

An Information Statement relating to the foregoing stockholder actions was distributed on or about March 6, 1998 to stockholders of record as of the close of business on December 31, 1997, as required by Regulation 14C under the Securities Exchange Act of 1934, and such actions became effective March 26, 1998.


Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I- Financial Information, Item 1- Financial Statements, contained in this Form 10-Q.

Exhibit 27:     Financial Data Schedule for the quarter ended March 31, 1998.

(b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 8, 1998







Boundless Corporation



By:      /s/Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)