Form 10-Q
period 1998-06-30
BOUNDLESS CORP
filed 1998-08-06
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended June 30,1998


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


As of July 10, 1998, the Registrant had approximately 4,539,056 shares of Common Stock, $.01 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
   December 31, 1997.................................................... 3

Consolidated Statements of Operations (unaudited)
   for the three and six months ended June 30, 1998 and 1997............ 4

Consolidated Statements of Cash Flows (unaudited)
   for the six months ended June 30, 1998 and 1997...................... 5

Notes to Consolidated Financial Statements (unaudited).................. 6

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                 ASSETS

                                                                             June 30,        December 31,
                                                                               1998              1997
                                                                       ------------------- ------------------
                                                                            (unaudited)
Current assets:
   Cash and cash equivalents....................................               $   617         $ 2,929
   Trade accounts receivable, net...............................                13,999          14,395
   Income tax refund............................................                   800             800
   Inventories..................................................                14,602          13,682
   Deferred income taxes........................................                 1,561           1,561
   Prepaid expenses and other current assets....................                   470             711
                                                                       -------------------- ------------------
      Total current assets......................................                32,049          34,078

Property and equipment, net.....................................                10,512          10,614
Goodwill, net...................................................                 7,889           8,428
Other assets....................................................                   918           1,428
                                                                       -------------------- ------------------
                                                                               $51,368         $54,548
                                                                       ==================== ==================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................................               $10,000        $ 7,650
   Current portion of long-term debt............................                 8,000          3,250
   Accounts payable.............................................                 7,855          8,840
   Accrued expenses.............................................                 5,486          5,378
   Deferred revenue.............................................                   247            180
                                                                         ------------------- -----------------
      Total current liabilities.................................                31,588         25,298
Long-term liabilities:
   Long-term debt, less current maturities......................                    -           8,000
   Deferred income taxes........................................                 1,561          1,561
   Other .......................................................                   755            727
                                                                          ------------------ -----------------
      Total long-term liabilities...............................                 2,316         10,288
                                                                          ------------------ -----------------
      Total liabilities.........................................                33,904         35,586

Mandatorily redeemable preferred
       stock of subsidiary.....................................                  3,555          3,555
   Preferred stock.............................................                     -               -
   Common stock................................................                     45             51
   Additional paid-in capital..................................                 31,100         34,094
   Accumulated deficit.........................................                (17,236)       (18,738)
                                                                          ------------------- -----------------
      Total stockholders' equity...............................                 13,909         15,407
                                                                          ------------------- -----------------
                                                                              $ 51,368        $54,548
                                                                          =================== =================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                   Six Months Ended               Three Months Ended
                                                       June 30,                        June 30,
                                             ------------------------------  ------------------------------
                                                  1998            1997            1998           1997
                                             --------------  --------------  -------------- ---------------
                                                      (unaudited)                      (unaudited)


Revenue......................................     $ 44,794        $ 47,111        $ 21,930        $ 23,186
Cost of revenue..............................       32,430          36,288          15,827          17,821
                                             --------------  --------------  -------------- ---------------
           Gross margin......................       12,364          10,823           6,103           5,365
Operating expenses:
   Sales and marketing.......................        4,285           3,566           2,251           1,783
   General and administrative................        3,023           3,132           1,610           1,504
   Research and development..................        1,638           1,393             770             668
   Other  charges............................         (462)           (109)           (532)           (104)
                                             --------------  --------------  -------------- ---------------
      Total operating expenses...............        8,484           7,982           4,099           3,851
                                             --------------  --------------  -------------- ---------------
           Operating income..................        3,880           2,841           2,004           1,514
   Interest expense..........................        1,347           1,697             676             890
                                             --------------  --------------  -------------- ---------------
Income before income taxes                           2,533           1,144           1,328             624
Income tax expense...........................          782             127             323             127
                                             --------------  --------------  -------------- ---------------
Net income...................................        1,751           1,017           1,005             497
Dividend on preferred stock of subsidiary...           249             249             124             125
                                             --------------  --------------  -------------- ---------------
Earnings available for common shareholders..       $ 1,502           $ 768           $ 881           $ 372
                                             ==============  ==============  ============== ===============
Weighted average common shares outstanding           5,024           4,873           4,945           4,890
                                             ==============  ==============  ============== ===============
Basic earnings per common share.............        $ 0.30          $ 0.16          $ 0.18          $ 0.08
Weighted average dilutive shares outstanding         5,077           5,009           5,026           5,090
                                             ==============  ==============  ============== ===============
Diluted  earnings per common share..........        $ 0.30          $ 0.16          $ 0.18          $ 0.08


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (dollar amounts in thousands)
                       For the Six Months Ended June 30,
                                  (unaudited)


                                                                          1998           1997
                                                                      -----------    ----------

Cash flows from operating activities:
   Net income...................................................        $ 1,751        $ 1,017
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization.............................          1,624          1,734
      Loss from disposal of fixed assets........................             35              -
      Deferred revenues.........................................             66             15
      Provision for doubtful accounts...........................            412            118
      Provision for excess and obsolete inventory...............            578            618
   Changes in assets and liabilities:
      Trade accounts receivable.................................            (17)         9,499
      Inventories...............................................         (1,497)         3,171
      Other assets..............................................            159         (1,645)
      Accounts payable and accrued expenses.....................         (1,098)        (8,026)
                                                                 --------------- --------------
Net cash provided by operating activities.......................          2,013           6,501
                                                                 --------------- --------------
Cash flows from investing activities:
   Capital expenditures.........................................           (425)          (100)
                                                                 --------------- --------------
Net cash used in investing activities...........................           (425)          (100)
                                                                 --------------- --------------
Cash flows from financing activities:
   Proceeds from issuance of common stock.......................              -              2
   Proceeds from debt issuance..................................              -          1,513
   Purchase of treasury stock...................................         (3,000)             -
   Net change in revolving loan payable.........................              -         (5,500)
   Payments on loans payable....................................           (900)        (5,698)
   Payments on capital leases...................................              -             (9)
                                                                 --------------- --------------
Net cash provided by (used in) financing activities.............         (3,900)        (9,692)
                                                                 --------------- --------------
Net increase (decrease) in cash and cash equivalents............         (2,312)        (3,291)
Cash and cash equivalents at beginning of period................          2,929          5,213
                                                                 --------------- --------------
Cash and cash equivalents at end of period......................          $ 617        $ 1,922
                                                                 --------------- --------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollar Amount In Thousands)
                                   (Unaudited)


1.    Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal occurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been reclassified to conform to current period presentation. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

3.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                             June 30,             December 31,
                                               1998                  1997
                                         ---------------       ---------------

Raw materials and purchased components... $      11,704         $     10,723
Finished goods...........................         2,484                2,477
Demonstration equipment..................            79                  135
Service parts............................           335                  347
                                         ---------------       ---------------
                                          $      14,602         $     13,682
                                         ---------------       ---------------

4.  Equity

At June 30, 1998 and December 31, 1997 stockholders' equity consisted of the following:

                                              June 30,             December 31,
                                                1998                  1997
Preferred stock, $0.01 par value,         ---------------       ---------------
  1,000,000 shares authorized,
  none issued...........................   $          -          $         -
Common stock, $0.01 par value,
  25,000,000 shares authorized,
  4,539,056 and 5,139,228 shares
  issued at June 30, 1998 and
  December 31, 1997, respectively.......              45                   51
Additional paid-in capital..............          31,100               34,094
Accumulated deficit.....................         (17,236)             (18,738)
                                          ---------------       ---------------
  Total stockholders' equity............   $      13,909         $     15,407
5.     Major Customers                    ===============       ===============

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the second quarter ended June 30, 1998 and 1997, sales to two major OEMs as a percentage of total revenues were 22% and 26%, respectively.

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

Pertinent financial data by major geographic segments for the second quarter ended June 30, 1998 and 1997 are:

                                             June 30,             December 31,
                                               1998                  1997
                                         ---------------       ---------------

Net sales to unaffiliated customers:
United States............................ $      14,968         $     15,829
Europe...................................         5,772                6,643
Other foreign areas......................         1,190                  714
                                         ---------------       ---------------
Net sales as reported in the accompanying
  income statement                        $      21,930         $     23,186
                                         ---------------       ---------------


Item 2.      Management's   Discussion  and  Analysis of Financial Condition and
             Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Six Month Period Ending June 30, 1998
-------------------------------------------------------

Revenue - Revenue for the quarter ended June 30, 1998 was $21,930 as compared to $23,186 for the quarter ended June 30, 1997. Revenue for the six months ended June 30 was $44,794 for 1998 versus $47,111 for 1997.

Sales of the Company's General Display Terminals declined 10% to $18,282 for the quarter ended June 30, 1998 from $20,334 for the quarter ended June 30, 1997. $3,583 in sales to VT and Dorio distributors, offset by increased sales of $1,087 to Digital Equipment Corporation ("Digital") and $1,184 to customers of Boundless' ADDS(R)-branded products. The VT and Dorio terminals are based on a proprietary architecture and, as a result, its users requiring flexibility are prone to more quickly move to alternative platforms. Demand for General Display Terminals continues to decline as competing technologies, including WBTs, are gaining market share. For these reasons, sales of General Display Terminals for 1998 are not expected to reach the levels achieved in 1997.

Sales of the Company's WBT hardware and software, marketed under the trade names Viewpoint(R) TC and Viewpoint(R) Administrator, respectively, amounted to $2,417 and $416 for the quarters ended June 30, 1998 and 1997, respectively. The
Company is targeting the approximately 35 million users of General Display Terminals and Network Graphics Displays many of whom are currently transitioning or intending to transition to graphical applications that include Windows, the Intranet and Java. In addition, the Company is targeting the task-oriented users of older, less capable PCs that are unable to run the latest Windows applications, including those users in business and education. The Company believes its unique ability to customize its Viewpoint TC products to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate thin client marketplace.

Revenues from the Company's WBTs are expected to increase during the third and fourth quarters of 1998 with the availability of new Viewpoint TC models and Viewpoint Administrator software and on the basis of the maturing of the market for thin client devices in the third quarter of 1998, the versatility of the Company's new Viewpoint TC thin client product line, the significant number of end-user trials of the new products now in progress and the Company's strong OEM relationships.

Sales of Network Graphics Displays declined $333 to $213 for the quarter ended June 30, 1998, from $546 for the quarter ended June 30, 1997. Sales of the Company's Network Graphics Displays have generally been limited to a few large telecommunications customers. Due to the small customer base, the low margins associated with Network Graphics Displays, and the emergence of WBTs, the Company announced a discontinuation of this product family in the first quarter of 1998. As a result, during the first quarter the Company recorded an inventory reserve of $252 against a portion of the remaining Network Graphics Displays inventory.

Net revenue from the Company's repairs and spare parts business decreased 31%, or $265, to $590 for the quarter ended June 30, 1998, from $855 for the quarter ended June 30, 1997. The decline was due to reduced spare parts sales to Digital, resulting from the overall decline in unit sales to Digital during 1997. For the six months ended June 30, 1998, repairs and spare parts sales were $1,305 versus $1,911 for the comparable period in 1997. Due to new designs and engineering changes resulting in fewer components and increased reliability, the Company does not anticipate that repair and spare parts revenue will meet prior period levels.

The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues, since May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months 37-48, 8%; and
months 49-60, 7%. GAI Partnership royalties received for the quarter ending June 30, 1997, were $197. At June 30, 1998 the Company was owed an estimated $1,467 and had not received required payments since June 1997. Discussions regarding payment of the past due amount are ongoing. During the fourth quarter of 1997, the Company began to record GAI Partnership revenue only to the extent of cash received.

IBM was the most significant customer for the Company's products, accounting for 16% of revenue for the quarter ended June 30, 1998. Although both Digital and NCR are expected to remain significant customers for the Company's products, neither is expected to account for revenues of the Company comparable to 1997 levels which were 6% and 3%, respectively. The loss of IBM, Digital, or NCR as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margin for the three and six months ended June 30, 1998 were $6,103 (28% of revenue) and $12,364 (28% of revenue) respectively, as compared to gross margins of $5,365 (23% of revenue) and $10,823 (23% of revenue) for the comparable periods in 1997. The increase in gross margin is attributable to cost reductions achieved in the Company's General Display Terminals and WBTs product lines. The increase in gross margin as a percent of revenue stems primarily from cost reductions and a more favorable revenue mix between the Company's spare and repair business as compared to the prior year.

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

Total Operating Expenses - For the quarter ended June 30, 1998, operating expenses were $4,099 (19% of revenue), compared to expenses for the second quarter of 1997 of $3,851 (17% of revenue). For the six months ended June 30, 1998, operating expenses were $8,484 (19% of revenue) compared to expenses in the comparable period in 1997 of $7,982 (17% of revenue).

Sales and Marketing Expenses - Sales and marketing expenses increased 14% to $2,251 (10% of revenue) for the quarter ended June 30, 1998 from $1,783(8% of revenue) for the quarter ended June 30, 1997. Expenses for the first six months were $4,285 in 1998 versus $3,566 in 1997. The increase stems from an additional reserve for doubtful accounts on an international customer receivable as well as participation in a number of important tradeshows during the second quarter of 1998 and increases in marketing expenses associated with the Company's WBTs.

The Company promotes its products using media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs. The Company's installed base of over five million units of General Display Terminals is the primary target market for its new line of Viewpoint TC WBTs. The Company's plan to reach this market is based on direct mail, telemarketing and advertising and an aggressive public relations campaign, including several domestic and international press tours. The Company will also participate in several key trade shows during the remainder of 1998.

General and Administrative Expenses - General and administrative expenses increased to $1,610 (7% of revenue), from $1,504 (6% of revenue) for the three months ended June 30, 1998 and 1997, respectively. Expenses for the six-month period were $3,023 in 1998 versus $3,132 in 1997.

Research and Development Expenses - Research and development expenses for the second quarter increased 20% to $770 in 1998 from $668 in 1997. Expenses for the six-month period ended June 30, 1998 were $1,638, compared to $1,393 in the comparable period in 1997. The increase is related to development expenses associated with the Company's Viewpoint product family. Research and development expenses are expected to exceed 1997 spending levels due to investment in software for the Company's WBTs.

Other Charges - During the second quarter of 1998 the Company released Digital warranty reserves amounting to $325 due to the expiration of the warranty period. As a result of the decline in unit shipments to Digital the Company does not expect future releases of reserves to be comparable in size.

Interest Expense - Interest expense for the quarter ended June 30, 1998 was $676 compared to $890 for the comparable period in 1997. Interest expense for the first six months were $1,347 in 1998 versus $1,697 in 1997. The decline is related to the reduction in the amount of debt outstanding under the Company's revolving credit facility and a decline in interest rates.

Income Tax Expense - Income tax expense for the quarter ended June 30, 1998 was $323 (24% of income before tax) compared to $127 (20% of income before tax) for the comparable period in 1997. For the six months ended 1998 and 1997 income tax expense was $782 and $127 respectively.

Net Income - For the quarter ended June 30, 1998, net income was $1005 (5% of revenue), compared to $497 (2% of revenue) for the comparable period in 1997. Net income for the six months ended June 30 was $1,751 (4% of revenue) and $1,017 (2% of revenue) in 1998 and 1997, respectively.

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

As of June 30, 1998, the Company had working capital of $461 as compared to $8,780 at December 31, 1997. The decline stems from the reclassification of an $8,000 note, due January 31, 1999, from long-term debt to short-term debt as well as $3,000 in additional short-term borrowing used to purchase shares of the Company's common stock. Historically, the Company has relied on cashflow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions. As a result of positive cash flows, the Company has reduced its outstanding borrowings under its revolving credit agreement by $17,332 since December 1996.

The Company is highly leveraged. As of June 30, 1998, the Company had tangible net worth of $5,284 and total liabilities of $33,904. The Company's cash requirements at June 30, 1998, included repayment of a revolving loan of $10,000, plus interest, due December 1998; payment of an $8,000 note, plus interest, payable to NCR on January 31, 1999; payment of $3,555 to NCR if it exercises a put option at any time in 1999; and annual payments to NCR, until such put option is exercised or canceled, of $498 in cash or the Company's Common Stock.

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

With the exception of the $3,555 put option and $8,000 NCR note, which is secured by a mortgage on the Company's Hauppauge facility, and which the Company believes will have to be refinanced before its January 31, 1999 due date, the Company believes that cash generated from operations and available under the Company's revolving credit line will be sufficient to pay its obligations as they become due. The Company anticipates that it will negotiate an extension of its current revolving credit line which expires in December 1998. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

Net cash provided by operating activities for the six months ended June 30, 1998 was $2,013, due principally to net income of $1,751 and non-cash expenses (principally depreciation) of $2,716. These increases in cash provided by operating activities were partially offset by an increase in inventories of $1,499 and a decrease in payables and accrued expenses of $1,098. Net cash used in investing activities was comprised of capital expenditures of $425. Net cash used in financing activities was comprised of $3,000 used to purchase treasury stock and $900 to reduce the balance of the Company's term and revolving loans.

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




Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.

                           PART II - OTHER INFORMATION



Item 5.  Other Information

On May 18, 1998, the Board of Directors of the Company approved the repurchase of 600,000 shares of the Company's then outstanding Common Stock from Morgan Kent Group, Inc., its majority shareholder. The repurchase at $5 per share, or approximately 14% below the closing market price on May 15, 1998 as reported on the Nasdaq SmallCap Market, was authorized to accomplish the following objectives:

     - Reduce the voting power of Morgan Kent Group, Inc. from approximately 51% to approximately 45%; and

     - Set aside treasury shares enabling the Company to issue up to 600,000 shares of its Common Stock in acquisitive transactions without diluting the public shareholders.

As an inducement to the repurchase transaction, the Company issued a warrant to Morgan Kent Group, Inc. to purchase 150,000 shares of the Company's Common Stock at an exercise price of $5.80 per common share. The warrant is exercisable immediately and has a term of seven years.



Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I- Financial Information, Item 1- Financial Statements, contained in this Form 10-Q.

Exhibit 27:     Financial Data Schedule for the six months ended June 30, 1998.

(b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 6, 1998







Boundless Corporation



By: /s/Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)