Form 10-Q
period 1998-09-30
BOUNDLESS CORP
filed 1998-11-13
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30,1998



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


As of October 14, 1998, the Registrant had approximately 4,539,056 shares of Common Stock, $.01 par value per share outstanding.

                                    1 of 16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
   December 31, 1997....................................................   3

Consolidated Statements of Operations (unaudited)
   for the three and nine months ended September 30, 1998 and 1997......   4

Consolidated Statements of Cash Flows (unaudited)
   for the nine months ended September 30, 1998 and 1997................   5

Notes to Consolidated Financial Statements (unaudited)..................   6

                                    2 of 16

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                                                           September 30,      September 30,
                                                                               1998               1997
                                                                           -------------      -------------
                                                                           (unaudited)
   Cash and cash equivalents...................................              $ 2,092           $ 2,929
   Trade accounts receivable, net..............................               13,974            14,395
   Income tax refund...........................................                  800               800
   Inventories.................................................               12,656            13,682
   Deferred income taxes.......................................                1,561             1,561
   Prepaid expenses and other current assets...................                  601               711
                                                                     ---------------- ----------------
      Total current assets.....................................               31,684            34,078
Property and equipment, net....................................               10,402            10,614
Goodwill, net..................................................                7,619             8,428
Other assets...................................................                  655             1,428
                                                                     ---------------- ----------------
                                                                            $ 50,360          $ 54,548
                                                                     ================ ================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable...............................................              $ 8,500           $ 7,650
   Current portion of long-term debt...........................                8,000             3,250
   Accounts payable............................................                6,157             8,840
   Accrued expenses............................................                6,917             5,378
   Deferred revenue............................................                  234               180
                                                                     ---------------- ----------------
      Total current liabilities................................               29,808            25,298
Long-term liabilities:
   Long-term debt, less current maturities.....................                    -             8,000
   Deferred income taxes.......................................                1,561             1,561
   Other ......................................................                  526               727
                                                                     ---------------- ----------------
      Total long-term liabilities..............................                2,087            10,288
                                                                     ---------------- ----------------
      Total liabilities........................................               31,895            35,586

Mandatorily redeemable preferred stock of subsidiary...........                3,555             3,555
Stockholders' equity:
   Preferred stock.............................................                    -                 -
   Common stock................................................                   45                51
   Additional paid-in capital..................................               31,400            34,094
   Accumulated deficit.........................................              (16,535)          (18,738)
                                                                     ---------------- ----------------
      Total stockholders' equity...............................                14,910            15,407
                                                                     ---------------- ----------------
                                                                       $       50,360  $         54,548
                                                                     ---------------- ----------------


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    3 of 16

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                               Nine Months Ended              Three Months Ended
                                                                 September 30,                   September 30,
                                                         ------------------------------  -----------------------------
                                                              1998            1997            1998           1997
                                                         --------------  --------------  -------------- --------------
                                                                  (unaudited)                     (unaudited)

Revenue.........................................              $ 68,349        $ 71,373        $ 23,555        $ 24,262
Cost of revenue.................................                49,184          54,297          16,754          18,009
                                                         --------------  --------------  -------------- --------------
           Gross margin.........................                19,165          17,076           6,801           6,253
Operating expenses:
   Sales and marketing.........................                  6,013           5,575           1,728           2,009

   General and administrative..................                  4,634           4,631           1,612           1,499

   Research and development....................                  2,597           2,004             959             610

   Other  charges..............................                   (111)             71             350             180
                                                         --------------  --------------  -------------- ---------------
      Total operating expenses.................                 13,133          12,281           4,649           4,298
                                                         --------------  --------------  -------------- ---------------
           Operating income....................                  6,032           4,795           2,152           1,955
    Interest expense...........................                  2,045           2,675             698             978
                                                         --------------  --------------  -------------- ---------------
Income before income taxes                                       3,987           2,120           1,454             977
Income tax expense.............................                  1,411             439             629             313
                                                         --------------  --------------  -------------- ---------------
Net income......................................                 2,576           1,681             825             664
Dividend on preferred stock of subsidiary.......                   373             373             124             124
                                                         --------------  --------------  -------------- ---------------
Earnings available for common shareholders.......              $ 2,203         $ 1,308           $ 701           $ 540
                                                         ==============  ==============  ============== ===============
Weighted average common shares outstanding.......                4,941           4,893           4,539           4,980
                                                         ==============  ==============  ============== ===============
Basic earnings per common share..................               $ 0.45          $ 0.27          $ 0.15          $ 0.11

Weighted average dilutive shares outstanding.....                4,986           5,057           4,539           5,197
                                                         --------------  --------------  ============== ===============
Diluted  earnings per common share...............               $ 0.44          $.0.27          $ 0.15          $ 0.11
                                                         --------------  --------------  ============== ===============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    4 of 16

                    BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollar amount in thousands)
                     For the Nine Months Ended September 30
                                  (unaudited)



                                                                              1998           1997
                                                                            -------          -----
Cash flows from operating activities:
   Net income......................................................         $ 2,576          1,681
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization................................           2,460          2,629
      Loss from disposal of fixed assets...........................              40              -
      Deferred revenues............................................              53            116
      Provision for doubtful accounts..............................             203            148
      Provision for excess and obsolete inventory..................             874            486
      Options issued for treasury stock purchase...................             300              -
   Changes in assets and liabilities:
      Trade accounts receivable....................................             217          7,420
      Inventories..................................................             152          4,781
      Other assets.................................................             (35)          (977)
      Accounts payable and accrued expenses........................          (1,717)        (7,001)
                                                                     --------------- --------------
Net cash provided by operating activities..........................           5,123          9,283
                                                                     --------------- --------------
Cash flows from investing activities:
   Capital expenditures.............................................           (560)          (164)
                                                                     --------------- --------------
Net cash used in investing activities...............................           (560)          (164)
                                                                     --------------- --------------
Cash flows from financing activities:
   Proceeds from issuance of common stock...........................              -              2
   Proceeds from debt issuance......................................              -          1,514
   Purchase of treasury stock.......................................         (3,000)             -
   Net change in revolving loan payable.............................         (2,400)        (6,000)
   Payments on loans payable........................................              -         (7,950)
   Payments on capital leases.......................................              -             (9)
                                                                     --------------- --------------
Net cash provided by (used in) financing activities.................         (5,400)       (12,443)
                                                                     --------------- --------------
Net increase (decrease) in cash and cash equivalents................           (837)        (3,324)
Cash and cash equivalents at beginning of period....................          2,929          5,213
                                                                     --------------- --------------
Cash and cash equivalents at end of period..........................        $ 2,092        $ 1,889
                                                                     --------------- --------------


       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    5 of 16

1.    Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal occurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been reclassified to conform to current period presentation. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

3.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                  September 30,  December 31,
                                                     1998            1997
                                                  -------------- -----------
Raw materials purchased components.........       $    10,496    $    10,723
Finished goods.............................             1,770          2,477
Demonstration equipment....................                54            135
Service parts..............................               336            347
                                                  -------------- -----------
                                                  $    12,656    $    13,682
                                                  -------------- -----------

4.   Equity

At Septemver 30, 1998 and December 31, 1997 stockholders' equity consisted of following:

                                    6 of 16

                                                  September 30,  December 31,
                                                     1998            1997
                                                  -------------- -----------
Preferred stock, $0,01 par value, 1,000,000
     shares authorized, none issued...............$         -    $         -
Common stock, $0.01 par value, 25,000,000 shares
     authorized, 4,539,056 and 5,139,228 shares
     issued at September 30, 1998 and December 31,
     1997, respectively...........................          45             51
Additional paid-in capital........................      31,400         34,094
Accumulated deficit...............................     (16,535)       (18,738)
                                                  -------------- ------------
     Total stockholders' equity...................$     14,910   $     15,407
                                                  -------------- ------------

5.     Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the third quarter ended September 30, 1998 and 1997, sales to two major OEMs as a percentage of total revenues were 28% and 18%, respectively.


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


Pertinent financial data by major geographic segments for the third quarter ended September 30, 1998 and 1997 are:

                                                  September 30,  September 30,
                                                     1998            1997
                                                  -------------- ------------

Net sales to unaffililated customers:
United States.....................................$    15,763    $    17,604
Europe............................................      7,026          5,495
Other foreign areas...............................        766          1,163
                                                  -----------    -----------
Net sales as reported in the accompanying
     income statement.............................$    23,555    $    24,262
                                                  -----------    -----------

                                    7 of 16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Nine month Period Ending September 30, 1998
-------------------------------------------------------------

Revenue - Revenue for the quarter ended September 30, 1998 was $23,555 as compared to $24,262 for the quarter ended September 30, 1997. Year-to-date revenue was $68,349 for 1998 versus $71,373 in 1997.

Sales of the Company's General Display Terminals increased 2% to $20,076 for the quarter ended September 30, 1998 from $19,721 for the quarter ended September 30, 1997. The increase for the latest quarter is attributable to increased sales of $2,453 to Digital Equipment Corporation ("Digital") and $462 to customers of Boundless' ADDS(R)-branded products, offset by a decrease of $2,420 to VT and Dorio distributors. The VT and Dorio terminals are based on a proprietary architecture and, as a result, its users requiring flexibility are prone to move more quickly to alternative platforms. Sales of General Display Terminals for 1998 are not expected to reach the levels achieved in 1997 as competing technologies, including WBTs, are gaining market share.

Sales of the Company's WBT hardware and software, marketed under the trade names Viewpoint(R) TC and Viewpoint(R) Administrator, respectively, amounted to $2,382 versus $1,889 for the quarter ended September 30, 1998 and 1997, respectively. The Company is targeting the approximately 35 million users of General Display Terminals and Network Graphics Displays many of whom are currently transitioning or intending to transition to graphical applications that include Windows, the Intranet and Java. In addition, the Company is targeting the task-oriented users of older, less capable PCs that are unable to run the latest Windows applications, including those users in business and education. The Company believes its unique ability to customize its Viewpoint TC products to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate thin client marketplace.


                                    8 of 16

Net revenue from the Company's repairs and spare parts business decreased 28%, or $211, to $546 for the quarter ended September 30, 1998, from $757 for the quarter ended September 30, 1997. The decline was due to reduced spare parts sales to Digital and NCR, resulting primarily from the overall decline in unit sales to Digital during 1997. For the nine months ended September 30, 1998, repairs and spare parts sales were $1,852 versus $2,668 in 1997. Due to new designs and engineering changes resulting in fewer components and increased reliability, the Company does not anticipate that repair and spare parts revenue will meet prior period levels.

IBM and Digital were the most significant customers for the Company's products, accounting for 14% and 13% of revenue respectively, for the quarter ended September 30, 1998. Although NCR is expected to remain a significant customer for the Company's products, it is not expected to account for the same level of revenues (4% of the Company's revenues) as it did in 1997. The loss of IBM, Digital, or NCR as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margin for the three and nine months ended September 30, 1998 were $6,801 (29% of revenue) and $19,165 (28% of revenue), respectively, as compared to gross margins of $6,253 (26% of revenue) and $17,076 (24% of revenue) for the comparable periods in 1997. The increase in gross margin is attributable to cost reductions achieved in the Company's General Display Terminals and WBTs product lines. The increase in gross margin as a percent of revenue stems primarily from cost reductions and a more favorable revenue mix resulting from the discontinuation of the low margin X Windows-based Network Graphics Displays.

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


                                    9 of 16

From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available.

Total Operating Expenses - For the quarter ended September 30, 1998, operating expenses were $4,649 (20% of revenue), compared to expenses for the third quarter of 1997 of $4,298 (18% of revenue). For the nine months ended September 30, 1998, operating expenses were $13,133 (19% of revenue) compared to expenses for the comparable period in 1997 of $12,281 (17% of revenue).

Sales and Marketing Expenses - Sales and marketing expenses decreased 14% to $1,728 (7% of revenue) for the quarter ended September 30, 1998 from $2,009 (8% of revenue) for the quarter ended September 30, 1997. The decrease was due to recovery in the amount of $375 on a doubtful customer accounts receivable during the current quarter, which was fully provided for in the second quarter of 1998. Expenses for the nine-month period ended September 30 were $6,013 in 1998 versus $5,575 in 1997. The increase stems from participation in a number of important tradeshows during 1998 and increases in marketing expenses associated with the Company's WBTs.

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

General and Administrative Expenses - General and administrative expenses increased to $1,612 (7% of revenue), from $1,499 (6% of revenue) for the three months ended September 30, 1998 and 1997, respectively. Expenses for the nine-month period ended September 30 were $4,634 in 1998 versus $4,631 in 1997.

Research and Development Expenses - Research and development expenses for the third quarter increased 57% to $959 in 1998 from $610 in 1997. Expenses for the nine-month period ended September 30, 1998 were $2,597, compared to $2,004 for the comparable period in 1997. The increase is related to development expenses associated with the Company's Viewpoint product family.


                                    10 of 16

Other Charges- During the third quarter of 1998 the Company recorded expenses of $300 relating to the granting of warrants to purchase 150,000 shares of the Company's Common Stock to Morgan Kent Group, Inc. The Company granted the warrants in consideration of Morgan Kent Group's agreement to sell 600,000 shares to the Company, reducing Morgan Kent Group's ownership from 51% to 46%, and thereby providing shares of Common Stock for planned acquisitions.

Interest Expense - Interest expense for the quarter ended September 30, 1998 was $698 compared to $978 for the comparable period in 1997. Interest expense for the nine-month period ended September 30 was $2,045 in 1998 versus $2,675 in 1997. The decline is related to the reduction in the amount of debt outstanding under the Company's revolving credit facility and a decline in interest rates.

Income Tax Expense - Income tax expense for the quarter ended September 30, 1998 was $629, compared to $313 for the comparable period in 1997.

Net Income - For the quarter ended September 30, 1998, net income was $825 (4% of revenue), compared to $664 (3% of revenue) for the comparable period in 1997. Net income for the nine-month period ended September 30 was $2,576 (4% of revenue) in 1998 versus $1,681 (2% of revenue) in 1997.

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


                                    11 of 16

As of September 30, 1998, the Company had working capital of $1,876 as compared to $8,780 at December 31, 1997. The decline stems from the reclassification of an $8,000 note, due January 31, 1999, from long-term debt to short-term debt as well as $2,400 in additional short-term borrowing used to purchase shares of the Company's common stock. Historically, the Company has relied on cashflow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions. As a result of positive cash flows, the Company has reduced its total liabilities by $3,691 since December 1997.

The Company is highly leveraged. As of September 30, 1998, the Company had tangible net worth of $6,788 and total liabilities of $31,895. The Company's cash requirements at September 30, 1998, included repayment of a revolving loan of $8,500, plus interest, due December 1998; payment of an $8,000 note, plus interest, payable to NCR on January 31, 1999; payment of $3,555 to NCR if it exercises a put option at any time in 1999; and annual payments to NCR, until such put option is exercised, of $498 in cash or the Company's Common Stock.

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

With the exception of the $3,555 put option and $8,000 NCR note, which is secured by a mortgage on the Company's Hauppauge facility and which the Company believes will have to be refinanced before its January 31, 1999 due date, the Company believes that cash generated from operations and available under the Company's revolving credit line will be sufficient to pay its obligations as they become due. The Company anticipates that it will negotiate an extension of its current revolving credit line which expires in December 1998. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.


                                    12 of 16

Net cash provided by operating activities for the nine months ended September 30, 1998 was $5,123 due principally to net income of $2,576 and non-cash expenses (principally depreciation) of $3,877. These increases in cash provided by operating activities were partially offset by a decrease in payables and accrued expenses of $1,717. Net cash used in investing activities was comprised of capital expenditures of $560. Net cash used in financing activities was comprised of $3,000 used to purchase treasury stock and $2,400 to reduce the balance of the Company's term and revolving loans.

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

COMPLIANCE WITH YEAR 2000 ISSUE

In the next two years, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00." Management has initiated a Company-wide program to prepare the Company's computer systems and applications for Year 2000 compliance. The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. The Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to the Company.

The Company also could be exposed to a potential adverse impact resulting from the failure of financial institutions and other third parties to adequately address the Year 2000 problem. The Company intends to devote necessary resources to identify and resolve Year 2000 issues that may exist with third parties. However, the Company cannot estimate the cost of this effort at this time, nor can any assurance be given that the Year 2000 problem will not have a material adverse effect on the Company's business, operating results or financial condition.


                                    13 of 16

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.

                                    14 of 16

                           PART II - OTHER INFORMATION

Item 5.      Other Information

          In September 1998, the Company's Board of Directors elected Stephen Maysonave to be an additional member of the Board of Directors increased the Company's full Board of Directors to five members and elected Kenneth East the Chief Operating Officer of Boundless Technologies, Inc.

     Mr. Maysonave, who is also a strategy consultant for the Company, played a key role in the turnaround and sale of Digital Research to Novell in 1994. From 1994 to 1997, he held senior management positions with Informix Software (NASDAQ.IFMX). As Vice President of Global Partners for Informix Software, he was responsible for working with partners including SAP, PeopleSoft, Baan, HP, Sun, IBM, Compaq, Dell, Andersen Consulting and EDS. Prior to joining Informix Software, Mr. Maysonave spent six years with Intel where he was responsible for developing direct sales and distribution networks throughout Europe and
Asia/Pacific. Additionally, Mr. Maysonave serves as an Internet and Communication Strategist with Nichimen Corporation, a $30-billion Japanese trading company.

     Mr. East, who joined Boundless Technologies in February 1998 as Chief Technology Officer, served as Director of Software Development-Integrated Network Management Systems at NEC America, Inc. from 1990 to 1998. In this role, Mr. East was responsible for development of software to monitor and control large-scale national and international telecommunication networks. Prior to his tenure with NEC, Mr. East conducted artificial intelligence and network management research for AT&T Bell Laboratories. The resulting expert system was used to predict and diagnose problems in AT&T customer networks.

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I- Financial Information, Item 1- Financial Statements, contained in this Form 10-Q.

Exhibit 27:  Financial  Data  Schedule for the nine months ended  September  30,
1998.

(b) Reports on Form 8-K - None







                                    15 of 16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1998



Boundless Corporation



By: /s/Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)



                                    16 of 16