Form 10-K
period 1998-12-31
BOUNDLESS CORP
filed 1999-04-15
CIK 837472

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

                   For the fiscal year ended December 31, 1998

                         Commission File Number 0-17977

                              BOUNDLESS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                   13-3469637
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

       100 Marcus Blvd. Hauppauge, NY                          11788
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No ___

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                 Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's
                 Common Stock on March 5, 1999, is $12,818,705.

 As of March 5, 1999, the registrant had 4,428,609 shares of Common Stock, $.01 par value per share, outstanding.

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

         Boundless principally designs, assembles, sells and supports (i) desktop computer display terminals, which generally do not have graphics capabilities, although some have limited graphics capabilities ("General Display Terminals"); (ii) desktop display devices which enable simple, easy and cost-effective access to corporate computing environments ("Windows(R)-based Terminals" or "WBTs") and supporting software; and (iii) other terminal products that are used in multi-user, personal computer and mini-computer-based environments ("MultiConsole Terminals"). The Company is a limited partner in a partnership (the "GAI Partnership") formed by Boundless and General Automation, Inc. ("GA") and managed by GA. The GAI Partnership designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GA's versions of a data-based system licensed from Pick Systems ("Pick").

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

         On March 6, 1998, the Company filed an Information Statement with the Securities and Exchange Commission announcing, among other items, a one-for-ten reverse split (the "Reverse Split") of the Company's Common Stock. As the Reverse Split was effective as of March 26, 1998, information contained within this Form 10-K has been presented to reflect retroactive application of the Reverse Split.

         Reference is made to Notes 1, 4, 8, and 16 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994.

Risk Factors

         The following factors relating to the Company, its business and management should carefully be considered in evaluating the Company and its prospects.

          Debt Structure and Liquidity. As of December 31, 1998, the Company had a tangible net worth of $9,307,000 and total liabilities of $29,136,000. The Company's cash requirements at December 31, 1998 included repayment to The Chase Manhattan Bank ("Chase") of a revolving loan under its bank credit line (the "Chase Credit Line") of $5,500,000, plus interest; payment of an $8,000,000 note (the "NCR Note") requiring quarterly interest payments and payable to NCR on January 31, 1999; payment of $3,554,692 to NCR if it exercises a put option at any time in 1999 with respect to preferred stock of Boundless (the "Boundless Preferred Stock") issued to NCR in connection with the Boundless Acquisition; and annual dividend payments to NCR with respect to the Boundless Preferred Stock of $497,657 in cash or the Company's common stock, $.01 par value per share ("Common Stock"). Subsequent to December 31, 1998, the Company negotiated with NCR an extension of the NCR Note to April 30, 1999 to allow the Company to complete the negotiations with mortgage lenders to refinance the NCR Note. In addition, during January 1999, by utilizing availability under the Chase Credit Line, the Company redeemed the Boundless Preferred Stock, thereby satisfying its obligations to NCR under the put option and its obligations to make dividend payments to NCR on such stock. On April 14, 1999, the Company signed an agreement with Chase to replace the existing Chase Credit Line with a new three-year $15,000,000 revolving line of credit on terms substantially similar to those previously in effect. The new credit facility also provides for a $4,000,000 term loan, payable over a three-year period in equal quarterly installments beginning June 1999. The Company believes that cash generated from operations and available under the Chase Credit Line will be sufficient to pay its other obligations as they become due; however, in the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the Chase Credit Line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations. The Company's ability to obtain equity financing to reduce its debt and increase its stockholders' equity is adversely affected by such leverage and other risks described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Operating History. For the years ended December 31, 1998, 1997 and 1996 the Company recorded earnings/(loss) available to common shareholders of approximately $4,411,000, $4,386,000, and ($11,736,000), respectively. The
Company recorded non-recurring charges of approximately $8,400,000 in the quarter ended December 31, 1996 relating to the restructuring of the Company and the discontinuance of the operations of a subsidiary, OTW Corp. ("OTW"). Prior to the Boundless and SunRiver Group Acquisitions, ADDS recorded substantial losses and the results of operations of Morgan Kent Group were not material. Accordingly, the Company believes a longer operating history is necessary for a meaningful evaluation of the Company's performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

          Strategy. Approximately 85% of the Company's sales for the year ended December 31, 1998 were of General Display Terminals. The Company's strategy has been to increase its share of the General Display Terminals market. However, other manufacturers have been abandoning the General Display Terminals business, principally because of the erosion of gross margins and the market trend to newer technologies. The Company has been increasing its market share in order to increase its installed base of customers to which it can offer General Display Terminals or, for those desiring them, alternative products with enhanced features, such as Windows(R)-based Terminals. The success of the Company's strategy depends on its ability to compete in the intensely competitive marketplace for its products. Initially, the success of this strategy is dependent on the success of the Company's Windows(R)-based Terminals. There can be no assurance that the Company's strategy is valid. See "-Products and Services - Windows(R)-based Terminals."

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

         Dependence Upon Major Customers. IBM, Digital and NCR were the Company's most significant customers in 1998, accounting for approximately 15%, 9% and 4%, respectively, of the Company's total revenue. While Digital is contractually committed to purchase 95% of its terminal requirements from the Company through October 23, 1999, it may terminate its agreement for cause without compensation to the Company. Although NCR is contractually committed to purchase 90% of its terminal requirements from the Company through December 9, 1999, it may under certain conditions cancel its agreement without compensation to the Company.

        On June 11, 1998, Compaq Computer Corp. ("Compaq") consummated its acquisition of Digital. The Company has no knowledge of Compaq's intentions with respect to Digital's sales, marketing or product strategies. Accordingly, there can be no assurance that the existing business relationship between the Company and Digital will not be disrupted. The loss of IBM, Digital or NCR as a customer would have a material adverse effect on the Company's results of operations and liquidity. See "- Sales and Marketing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Dependence Upon Key Personnel. The Company's success will depend upon its key management, sales and technical personnel. The Company and Boundless have employment contracts with Mr. J. Gerald Combs, its Chairman and Chief Executive Officer, and with Mr. Kenneth East, its Chief Operating Officer. The Company does not have employment contracts with any of their other employees. In addition, the Company believes that, to succeed in the future, it will be required to continue to attract, retain and motivate additional skilled executive and technical sales and engineering employees who are in short supply because of great demand throughout the industry for their services. The loss of any of its existing key personnel or the inability to attract and retain key employees in the future could have a material adverse effect on the Company. See "Directors and Executive Officers of the Registrant."

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

         Dependence Upon Suppliers; Shortages of Subassemblies and Components. The Company purchases subassemblies and components for its products almost entirely from more than 40 domestic and Far East suppliers. Purchases from Wong Electronics Corp., Advanced Scientific Corp. and Tonghah Electronics SDN.BHD, which manufacture plug-in logic boards in China, Taiwan and Malaysia, respectively, for the Company's General Display Terminals and Windows(R)-based Terminals, accounted for approximately 22%, 17% and 12%, respectively, of the dollar amount of the Company's total purchases in 1998 of subassemblies and components. While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, they are generally single-sourced so that the Company is able to take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead time could have a material adverse effect on its sales and results of operations.

         The Company has experienced shortages of supplies for components from time to time as a result of industry-wide shortages, which sometimes result in market price increases and allocated production runs. However, to date, such shortages have not had a material adverse effect on the Company's business.

         Research and Development. There has been substantial investment in research and development of the Company's existing products by Morgan Kent Group, Boundless and Digital. The Company will need to continue to introduce new products that match the price/performance levels of competitive products. The development of new products is inherently risky and expensive and the Company's working capital may not be sufficient to permit it to fund the research and development required. Furthermore, there can be no assurance that the Company will successfully develop new products or that any new products that are developed will be introduced in a timely manner and receive wide market acceptance. See "-Manufacturing - Research and Development."

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

     Substantial Control by Morgan Kent Group. Morgan Kent Group owns approximately 42% (approximately 47% on a fully diluted basis) of the outstanding shares of the Company's Common Stock (including 457,502 shares underlying warrants) and, accordingly, has the ability to significantly influence the election of all directors and to otherwise control Company
policies.    Morgan    Kent   Group's   substantial  ownership position  of  the

Company may have an adverse effect on the market price of the Common Stock due to the perception by existing or potential stockholders that influencing or changing the Company's management or policies, without Morgan Kent Group's consent, would be difficult, or the perception that public sales of significant amounts of Common Stock by Morgan Kent Group is likely. Such control would likely discourage hostile bids for control of the Company in which stockholders may receive premiums for their shares of Common Stock. See "Security Ownership of Certain Beneficial Owners and Management" for information regarding a possible future change of control.

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

         In connection with the Boundless Acquisition, the Company entered into various agreements with NCR pursuant to which the Company will continue to supply at least 90% of NCR's terminal requirements (including Windows(R)-based Terminals), until December 1999. However, NCR can terminate such contracts, without compensation to the Company, under certain circumstances. Accordingly, there can be no assurance that the long-standing business relationship between Boundless and NCR will continue. In 1998, sales to NCR constituted approximately 4% of total revenues.

         In connection with the Digital Acquisition, Boundless and Digital entered into a Basic Order Agreement for Text Terminal Products and Parts (the "Digital Supply Agreement") whereby Digital agreed to purchase from Boundless at least 95% of Digital's worldwide requirements for General Display Terminals and related parts for a four-year period ending October 1999. However, Digital can terminate the agreement for cause without compensation to the Company. Sales of General Display Terminals to Digital constituted approximately 9% of total General Display Terminal sales for 1998.

         Network Graphics Displays. The Company's Network Graphics Displays are a high resolution, high performance, graphical workstation for use in networked computer environments. Sales of the Company's Network Graphics Displays have generally been limited to a few large telecommunications customers. Due to the small customer base, the low margins associated with Network Graphics Displays and the emergence of Windows(R)-based Terminals, the Company announced a discontinuation of this product family in early 1998.

          Windows(R)-based Terminals. Recent technological advances have enabled the Company, and others, to develop hardware and software designed to offer customers simple, easy and cost-effective access to current and emerging computing environments that include Windows NT, UNIX and Java applications, corporate intranets and the Internet. As these technological advances allow the desktop display device, or client, to be configured with less memory and processing power, as compared to traditional PC configurations, they are referred to as network computers or thin client devices ("thin clients"). Thin clients, where the applications execute exclusively on the server using software from Microsoft or Citrix Systems, are called Windows(R)-based Terminals. The Company's Windows(R)-based Terminals have no applications storage, utilize the network servers for processing and are significantly smaller than a general purpose PC. They use Intel and Intel-compatible processors. The Company believes that for the following primary reasons, Windows(R)-based Terminals, generally, will be able to compete with PCs and Net PCs used in business networks although there is no assurance the Company's belief is correct.

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

          During 1998 the Company signed an exclusive alliance agreement with Infinite Solutions pertaining to its MultiConsole Terminals products. Under terms of this alliance Infinite Solutions assumes responsibility for sales and support, product development, maintenance and warranty logistics for the MultiConsole Product. Boundless will continue to manufacture and service the MultiConsole product exclusively for Infinite Solutions. Infinite Solutions has been a Boundless channel partner for over a decade and involved with the MultiConsole product since the product's development.

          GAI Partnership. Boundless is a limited partner with GA, the managing partner, in the GAI Partnership. The GAI Partnership combines into a single business the development, distribution, maintenance and support of Pick-based computer systems and software running Boundless' version and GA's version of the Pick system on various hardware platforms. Boundless' systems consist of Unix software with NCR System 3000 hardware and operating system software under the Mentor(R) Operating Environment brand name, as well as a lower cost system under the Mentor PRO brand name for use with standard PCs (collectively, "Mentor Systems"). Mentor Systems are used to manage large volumes of data. Users of Mentor Systems include large distribution centers, retail establishments, manufacturers, local governments and data bases for credit and collections. The business and affairs of the GAI Partnership are managed exclusively by GA, subject to consultation from time to time with Boundless.

          Although the Company is entitled to distributions of between 7% to 12% of the gross revenue of the GAI Partnership, no such distributions were made to the Company during 1998, presumably due to significant operating losses reported by GA as a result of its economic difficulties. The prospects for the continuation of the GAI Partnership are uncertain. The Company is evaluating its options regarding its relationship with GA and continues discussions with GA regarding payment of the past due amount.

          Professional Services. Prior to the formation of the GAI Partnership, a material portion of the Company's revenues was derived from its activities as a provider of consulting, installation, software and hardware maintenance, software upgrade and tuning, disaster backup and other professional services. These services were provided almost exclusively to Mentor Systems users and value added resellers ("VARs") of systems purchased from the Company as well as to users of the Company's other products desiring more service and support than the basic warranty provides. The Company is continuing to provide these services with respect to its desktop terminals and Windows(R)-based Terminals. Depot service during normal business hours is also provided within the United States by the Company for its desktop terminals.

          Percentage of Total Revenues. The table below sets forth, for each of the last three years ended December 31, the percentage of total revenue contributed by those classes of similar products or services which accounted for a material portion of consolidated revenue in any of such years. Information for the year ended December 31, 1996 is based upon the consolidated operations of the Company excluding revenue generated by OTW.


                     General                   Windows(R)-
                     Display                     Based
Period              Terminals                  Terminals
------              ---------                  ---------
1998                  84.9%                      9.3%
1997                  83.6%                      3.3%
1996                  80.0%                       -

          Foreign Sales. Net foreign sales were approximately $29,544,000, $30,911,000 and $47,500,000 for 1998, 1997 and 1996, respectively. The tables below set forth for each of the last three years ended December 31 the approximate percentage of total revenue attributable to foreign sales and the percentage attributable to the European region.

                       % of Total Revenue
                       ------------------

Period              Total               Europe
------              -----               ------

1998                32.8%                28.3%

1997                31.6%                27.0%

1996                33.9%                29.6%



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

          The Company has a flexible manufacturing control system that is run by software developed by the Company. This system provides a flexible, customer-focused manufacturing approach that enables the Company to quickly customize products for orders of one to one thousand. Just-in-time systems allow the Company to achieve efficient asset utilization and fast response time to customers. The Company is generally able to fill orders within three to five days after receipt of an order. Accordingly, backlog has not traditionally been material to the Company. Backlog at December 31, 1998 totaled approximately $7,145,000 as compared to $7,345,000 at December 31, 1997. Approximately $7,051,000 of the Company's backlog at December 31, 1998 was for General Display Terminals.

          The Company is using approximately 90,000 of its 155,000 square feet of space in the Hauppauge, NY, facility for manufacturing and has the capacity to manufacture approximately 1,000,000 units per year.

          Suppliers. The Company purchases subassemblies and components for its products from more than 40 domestic and Far East sources. Purchases from Wong Electronics Corp., Advanced Scientific Corp. and Tonghah Electronics SDN.BHD which manufacture in China, Taiwan and Malaysia, respectively, of plug-in logic boards for the Company's General Display Terminals and Windows(R)-based Terminals, accounted for approximately 22%, 17% and 12%, respectively, of the total dollar amount of the Company's total purchases in 1998 of subassemblies and components. While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, they are generally single-sourced so that the Company is able to take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead time could have a material adverse effect on its sales and results of operations. The

Company has experienced shortages of supplies for components from time to time as a result of industry-wide shortages, which sometimes result in market price increases and allocated production runs. To date, such shortages have not had a material adverse effect on its business.

          Warranties and Returns. The Company provides a one- to ten-year warranty covering defective materials and workmanship. The Company's products are serviced at depots that are geographically dispersed throughout the world. Users can purchase extended warranties of up to ten years or can pay for repairs on a time and materials basis. During 1996, 1997 and 1998, the Company's cost of warranty repairs was approximately 2.4%, 2.0% and 2.0%, respectively, of the Company's total revenues. Warranty expense was higher in 1996 as a result of the Company's Maintenance Service Agreement with Digital. Software is not warranted by the Company but users are permitted to return software for a refund within 30 days after purchase. Accordingly, customers are afforded the opportunity to use software on a trial basis through the Company's evaluation program.

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

          Research and Development. During 1998, 1997 and 1996, the Company expended approximately $3,666,000, $2,912,000 and $4,855,000, respectively, on research and development activities. Not included in the foregoing are research and development expenses incurred by OTW. As a part of the Company's 1996 restructuring programs, the Company consolidated its research and development activities by closing its Orlando, Florida facility (the Company's primary Network Graphics Displays development center), and reducing its research and development personnel from 55 to 24. Boundless' research and development activities have historically related primarily to General Display Terminals and Network Graphics Displays. Because General Display Terminals are mature products, development activities over the past year have only included enhancements to the existing product family, freeing resources for development of the Company's Windows(R)-based Terminals. The Company has devoted more efforts to developing and acquiring new products and technologies that can shorten the time-to-market of the Company's products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Sales and Marketing

          The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. OEMs that do not want to maintain engineering or manufacturing resources can obtain products with their brand name from Boundless. Customers can buy Boundless' products from an international network of value-added resellers (VARs) and regional distributors. In order to reduce its dependence on existing OEM customers, the Company has been increasing its distribution channel marketing and sales efforts and seeking additional OEM customers. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. The Company's sales force operates out of six geographically dispersed locations in the United States and a European office in the Netherlands.

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

          In 1998 the Company launched the VARiety Access program to address the emerging Windows(R)-based terminal market. This program is designed to facilitate the ease with which Microsoft Certified Solutions Providers and Citrix Solutions Network Resellers market and sell WBTs. To date, the Company has recruited over 250 Value Added Resellers into the program.

          In selling its General Display Terminals, the Company emphasizes customization, reliability and compatibility with a broad range of UNIX, Pick and other operating systems. In selling the Company's Windows(R)-based Terminals, the Company emphasizes total cost of ownership, ease of administration, security and the ability to access numerous applications. The Company's Windows(R)-based Terminals can access the more than 100,000 applications that run under Microsoft Windows, including Windows NT, Windows 95 and Windows 98. The Company's Windows(R)-based Terminals also provide access to UNIX and legacy applications. The Company believes its expertise in integrating Windows(R)-based Terminals within the total system architecture is an important selling benefit.

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

          The Company's business is not seasonal. The third quarter of the calendar year contributes slightly less revenue, as a percent of the total year's revenue, due to extended vacation periods in Europe, where sales of the Company's VT/Dorio products are strong. Other fluctuations in quarterly sales result from large orders that are unrelated to the time of year.

Competition

          The General Display Terminal market has undergone consolidation and the two largest competitors that have emerged are Boundless and Wyse Technology, Inc. ("Wyse"). General Display Terminal customer purchase criteria are based on quality, customization, compatibility with other terminals, and price.

          Currently, Boundless' principal competitors that manufacture and market Windows(R)-based Terminals are Wyse, Neoware Systems, Inc., and Network Computing Devices, Inc. The Company anticipates additional competitors, such as Sun Microsystems, will enter the network computer market in 1999 and thereafter. The Company's Windows(R)-based Terminals also compete with low-cost PCs and traditional higher-cost PCs. Customer purchase criteria for Windows(R)-based Terminals are primarily based upon reduced total cost of ownership, ease of administration, reliability, security and the breadth of applications access.

          Boundless' MultiConsole Terminals are also competing in an emerging market principally based on features and compatibility. Boundless' MultiConsole Terminals directly compete with Maxpeed and indirectly compete with other companies that provide alternative technology. Mentor Systems marketed by the GAI Partnership compete in an environment where features, compatibility with host systems, service and ease of doing business are the key competitive factors.

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

Employees

          At December 31, 1998, the Company had approximately 297 full-time employees engaged as follows: 29 in product design and engineering, 189 in manufacturing and repair services, 43 in sales, systems services and marketing and 36 in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.


ITEM 2.       PROPERTIES
              ----------

          The Company owns a 155,000 square foot facility at 100 Marcus Boulevard, Hauppauge, New York, the principal manufacturing, sales and distribution facility of Boundless. The Company also leases approximately 11,743 square feet of office space in Austin, Texas. The lease for this facility expires December 31, 1999. The Company's current annual rent for the Austin facility is approximately $241,000. The Company leases four other small facilities throughout the United States for depot repair and support services. The annual lease commitments for these facilities are not material.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          No matter was submitted during the fourth quarter of 1998 to a vote of stockholders of the Company through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          On March 6, 1998, the Company delivered to its shareholders and filed with the Securities and Exchange Commission an Information Statement relating to, among other matters, a one-for-ten reverse split (the "Reverse Split") of the Common Stock. The Reverse Split became effective March 26, 1998. Unless otherwise noted, all information in this Annual Report on Form 10-K has been restated, applying retroactive treatment of the Reverse Split.

          The Company's Common Stock is quoted on The Nasdaq SmallCap Market under the symbol BDLS. As of February 24, 1999, there were approximately 954 holders of record of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by Nasdaq, for the periods indicated. Price per share information has been restated for the one-for-ten reverse split.

Year Ended December 31, 1998:                     High         Low
                                                  ----         ---

          First quarter....................     $10.00       $ 6.25
          Second quarter...................     $ 9.09       $ 4.88
          Third quarter....................     $ 6.38       $ 3.06
          Fourth quarter...................     $ 7.13       $ 3.00


Year Ended December 31, 1997:

             First quarter.................     $19.38       $10.31
             Second quarter................     $15.94       $ 6.56
             Third quarter.................     $15.94       $ 7.19
             Fourth quarter................     $16.25       $ 6.56

The last sale price of the Company's Common Stock on March 5, 1999 was  $5.00.

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


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          ------------------------------------

          The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The statement of operations and balance sheet data for the years ended December 31, 1998, 1997, 1996 and 1995 set forth below have been derived from the financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants as indicated in their report included in this Form 10-K. The statement of operations data for the year ended December 31, 1994 set forth below have been derived from the financial statements of the Company, which have been audited by PricewaterhouseCoopers L.L.P., independent certified public accountants. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere herein.

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

Consolidated Statement of Operations Data
For the years ended December 31:
      (000's omitted)

                                            1998     1997        1996      1995       1994
                                          -------   -------   --------   -------    -------

Total revenues                            $90,202   $98,271   $138,225   $94,957     $8,344
Gross margin                               25,999    24,766     28,557    25,573      3,455
Operating expenses:
  Sales and marketing                       8,308     7,417     10,433     7,940      1,092
  General and administrative                5,845     6,213      8,120     6,337        992
  Research and development                  3,666     2,912      4,855     4,569        990
  Other nonrecurring charges                  (16)     (255)     1,980       -          -
                                          -------   -------    -------    ------     ------

     Total operating expenses              17,803    16,287     25,388    18,846      3,074
                                          -------   -------    -------    ------     ------
Operating income                            8,196     8,479      3,169     6,727        381
Interest expense                           (2,539)   (3,730)    (3,794)   (1,907)       (97)
Other                                                                        572        (61)
                                          -------   -------    -------    ------     ------
Income (loss) from continuing
  operations                                5,657     4,749       (625)    5,392        223
Income tax expense                            749      (134)       962    (1,323)      (185)
Loss from discontinued operations              -          -     (9,652)     (870)        -
Loss on extinguishment of debt                 -          -        -        (589)        -
                                           ------    ------     ------    ------     ------
Net income (loss)                          $4,908    $4,883   $(11,239)   $2,610        $38
                                           ======    ======   =========   ======        ===
Earnings (loss) per common share from
   continuing operations:
Basic                                        $.90      $.89      $(.44)     $.37      $(.01)
                                             ====      ====      ======     ====      =====
Diluted                                      $.90      $.86      $(.44)     $.35      $(.01)
                                             ====      ====      ======     ====      =====
Earnings (loss) per common share:
Basic                                        $.90      $.89     $(2.50)     $.04      $(.01)
                                             ====      ====     =======     ====      =====
Diluted                                      $.90      $.86     $(2.50)     $.04      $(.01)
                                             ====      ====     =======     ====      =====
Consolidated Balance Sheet Data
At December 31:
(000's omitted)
Working capital                            $9,401    $8,780     $3,172   $15,416     $6,764
Total assets                               49,348    54,548     69,525    75,856     37,171
Revolving credit loan (short-term)              -     7,650     13,950     8,000      4,655
Long-term obligations                       7,129    10,288     14,300    25,492     16,287
Mandatorily redeemable preferred stock      3,555     3,555      3,555     3,555      5,536
Stockholders' equity                      $16,657  $ 15,407     $8,802   $12,837     $2,386


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

General

         Reference is made to Notes 1,4,8 and 16 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994.

Results of Operations

The numbers and percentages contained in this Item 7 are approximate. Dollar amounts are stated in thousands.

Years Ended December 31, 1998 and 1997

          Revenues: Revenues for the year ended December 31, 1998 were $90,202, as compared to $98,271 for the year ended December 31, 1997.

         Sales of the Company's General Display Terminals declined by 6.8% to $76,612 for the year ended December 31, 1998 from $82,200 for the year ended December 31, 1997. The decline is primarily attributable to a reduction in sales of the Company's VT/Dorio product line. Sales to Digital and to the Company's distribution channel in the United States increased $8,640 offsetting, in part, the decline in sales of VT/Dorio products.

         Based on independent research, overall industry demand for the General Display Terminals will continue to decline as competing technologies, including Windows(R)-based Terminals, gain market share. The Company has increased its market share over the last two years in part because of enhanced performance and additional features, including Microsoft Windows(R) NT and Internet support, that allow General Display Terminals to compete favorably in terms of price and performance with low-cost personal computers, as well as by aggressive marketing.

          The Company's strategy in increasing its share of a market where the product and market are mature is based upon its belief that there will be a continuing substantial demand for General Display Terminals. To this end, the Company has leveraged its manufacturing expertise, installed customer base, and distribution networks and shifted research and development to software and hardware development that delivers Windows applications to the desktop by means of Windows(R)-based Terminals. Sales of Network Graphics Displays were not significant in 1998 and, due to the small customer base and low margins associated with Network Graphics Displays and the emergence of WBTs, the Company announced a discontinuation of this product family in the first quarter of 1998.

          Sales of the Company's Windows(R)-based Terminals amounted to $8,409 versus $3,218 for the years 1998 and 1997, respectively. Despite the substantial increase in 1998 sales over 1997 sales, the 1998 revenue levels are below the Company's expectations. 1998 was marked, however, by a significant increase in market acceptance of this computing technology as well as the release, in July, of a key enabling server software from Microsoft(R) Corporation.

          Net sales from the Company's repairs and spare parts business decreased 26%, or $885, from $3,350 for the year ended December 31, 1997 to $2,465 for the year ended December 31, 1998. An increase in the proportion of the Company's sales to OEMs, who generally provide their own service, has reduced the overall repairs revenue. Also, spare parts sales to Digital and NCR decreased as a result of the overall decline in unit sales to each of them in recent years. In addition, reliability improvements and enhanced product quality have reduced the Company's spare parts revenues. Due to these factors and new designs and engineering changes resulting in fewer components and increased reliability, the Company anticipates reduced repairs and spare parts revenue in the future.

          The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues, commencing May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months 37-48,
8%; and months 49-60, 7%. The Company has previously disclosed that GA is in default of material obligations under the partnership agreement, including payment of past due royalties and other fees which totaled $2,468 as of December 31, 1998. The Company reserved against all outstanding receivables during 1997, and, since that time, has recorded revenue attributable to the partnership on a cash basis only. The Company is evaluating its options regarding the relationship with GA and continues discussions with GA regarding payment of the past due amount.

          IBM was the most significant customer for the Company's products, accounting for 15% of revenues for the year ended December 31, 1998. Sales to Digital and NCR accounted for 9% and 4%, respectively, of revenues in 1998. The loss of IBM, NCR or Digital as a customer, and as a distribution channel for the Company's General Display Terminals, would have a material adverse effect on the Company's results of operations and liquidity.

          Gross Margin. Gross margin for the year ended December 31, 1998 was $25,999 (28.8% of revenue), as compared to gross margin for the year ended December 31, 1997 of $24,766 (25.2% of revenue). Cost reduction activities in the Company's General Displays Terminals product line increased the gross margin percent 6.4 points from 1997 to 1998. In addition, sales of the Company's discontinued Network Graphics Displays accounted for a smaller percentage of the Company's total revenues in 1998 as compared to 1997. This change in product mix increased the gross margin percent, year-to-year, due to the relatively low gross margin associated with Network Graphics Displays.

          The Company anticipates that increased sales of WBTs will negatively affect gross margins due to the software license fees associated with the sale of this product. Gross margin in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

          Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 1998 or 1997. In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions.

          From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available. See "Asset Management."

          Total Operating Expenses. For the year ended December 31, 1998, operating expenses were $17,803 (19.7% of revenue), compared to expenses for 1997 of $16,287 (16.6% of revenue).

          Sales and Marketing Expenses. Sales and marketing expenses increased 12.0% from $7,417 (7.5% of revenue) for the year ended 1997 to $8,308 (9.2% of revenue) for the year ended December 31, 1998. The increase is attributable to spending to develop the Windows(R)-based Terminal market, including increased participation at important tradeshows throughout 1998, as well as expenses relating to the introduction of the Company's new Capio WBT.

          The Company promotes its products by means of a balanced mix of media advertising, direct mail, telemarketing, trade shows, public relations and cooperative channel marketing programs. The Company's installed base of over 5,000,000 units is the primary target market for the Company's Viewpoint(R) and Capio WBTs. The Company's plan to reach this market is based on direct mail, telemarketing and advertising and participating in events with its key partners, including Microsoft.

          Recognizing the need to accelerate acceptance of WBTs, as well as spur increased demand, the Company developed and implemented the VARiety Access program in 1998. This program is intended to forge key alliances with many of the MicroSoft Certified Solutions Providers and Citrix Solutions Network
Resellers who actively participate in this emerging market. Since its initiation, the Company has signed over 250 new VARs to this program.

          General  and  Administrative  Expenses.   General  and  administrative
expenses decreased 5.9% from $6,213 (6.3% of revenue), to $5,845 (6.5% of revenue) for the periods ending December 31, 1997 and 1998, respectively. The decline stems from reductions in spending for professional services including legal and audit fees.

          Research and Development Expenses. Research and development expenses increased to $3,666 in 1998 from $2,912 in 1997. The increase is attributable to the development efforts in software related to WBTs.

          Research and development expenses will continue to shift to software and hardware development that will deliver user-friendly Windows-based applications to the desktop while maintaining current cost and administrative benefits of the shared resource multi-user computing model. The Company's WBTs are designed to offer customers simple, easy and cost-effective access to current and emerging computing environments that include Windows NT, UNIX and Java applications, corporate intranets and the Internet.

          Other Charges. Interest expense (net of interest income) amounted to $2,539 for the year ended December 31, 1998 compared to $3,730 for 1997. The decline in interest expense stems from a reduction in the amount of the Company's outstanding debt as well as a slight reduction in the rate of interest applicable to the Company's debt obligations.

          Income Tax Credit/Expense. The Company recorded income tax expense of $749 for the year ended December 31, 1998 compared to an income tax credit of $134 for the year ended December 31, 1997. In 1998 the Company released all of the valuation allowance reserved against its net deferred tax asset, resulting in an effective tax rate below the federal statutory rate. In 1997 the tax credit resulted from the utilization of net operating loss carryforward credits of $1,481 and a tax adjustment for valuation of the Company's deferred tax asset. At December 31, 1998, the Company had no net operating loss carryforward credits remaining.

          Net Income. For the year ended December 31, 1998, net income was $4,908 (5.4% of revenue), compared to a net income of $4,883 (5.0% of revenue) for the year ended December 31, 1997.


Years Ended December 31, 1997 and 1996

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

          These purchases satisfied Digital's requirements for the majority of 1997. In addition, sales of the Company's VT/Dorio product fell $10,496 in 1997 following substantial sales of this product during the first quarter of 1996 driven from pent-up demand during the transition of the product line to the Company's Hauppauge manufacturing facility. Sales in 1997 of General Display
Terminals to NCR declined $2,646 from 1996. The decline in sales to NCR was expected and relates to the disruption caused by the break-up of AT&TCorporation and NCR's change in focus from Unix to NT-based servers.

          Sales of Network Graphics Displays declined $6,140 to $5,756 for the year ended December 31, 1997, from $11,896 for the year ended December 31, 1996. This decline was anticipated and relates to the completion, during 1996, of specific projects undertaken by NCR in 1995.

          Sales of the Company's Windows(R)-based Terminals amounted to $3,218 in 1997 versus $747 in 1996. 1997 was a turbulent year for this emerging technology, as the industry and end-users debated the merits of the Windows(R)-based Terminal and competing technologies.

          Net sales from the Company's repairs and spare parts business decreased 51%, or $3,517, from $6,867 for the year ended December 31, 1996 to $3,350 for the year ended December 31, 1997. The decline was due to reduced spare parts sales to NCR and Digital, resulting from a change in NCR's field support strategy and inventory purchasing habits and the overall decline in unit sales to Digital.

          The GAI Partnership agreement provides for the payment of royalties to the Company as a percentage of partnership revenues, commencing May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months 37-48,
8%; and months 49-60, 7%. GAI Partnership royalties received for the year ending December 31, 1997, were $1,459 versus $2,473 for 1996. An additional $1,047 was past due at the end of 1997. During the fourth quarter of 1997, the Company began to record GAI Partnership revenue to the extent of cash received.

          IBM was the most significant customer for the Company's products, accounting for 16% of revenues for the year ended December 31, 1997. Sales to NCR and Digital accounted for 6% and 4%, respectively, of revenues in 1997.

          Gross Margin. Gross margin for the year ended December 31, 1997 was $24,766 (25.2% of revenue), as compared to gross margin for the year ended December 31, 1996 of $28,557 (20.7% of revenue). Sales of the Company's Network Graphics Displays accounted for a smaller percentage of the Company's total revenues in 1997 as compared to 1996. This change in product mix increased the gross margin percent, year-to-year, due to the relatively low gross margin associated with Network Graphics Displays. In addition, during the fourth quarter of 1996, the Company recorded inventory reserves and write-offs of $2,241 representing an estimate of excess material on hand as of the end of the year; and wrote-off $284 of previously capitalized research and development cost as a result of the cancellation of certain programs. The combined effect of these reserves and write-offs was to reduce 1996 gross margin by 1.8 points. However, as a result of pricing actions and inventory reduction programs undertaken during 1997, the Company was able to release reserves of $1,263, resulting in a 1.3 point increase in the 1997 gross margin percentage.

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

          General  and  Administrative  Expenses.   General  and  administrative
expenses decreased 23.5% from $8,120 (5.9% of revenue), to $6,213 (6.3% of revenue) for the periods ending December 31, 1996 and 1997, respectively. The decline is a result of the reduction in force as well as declines in legal and audit expenses related to the Company's acquisition and restructuring activities.

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

          Other Charges. Interest expense (net of interest income) amounted to $3,730 for the year ended December 31, 1997 compared to $3,794 for 1996.

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

Year 2000 Compliance

          Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information referencing the year 2000. This is commonly referred to as the "Year 2000 issue." The Company is addressing this issue on several different fronts. With respect to products the Company offers for sale, either to OEMs or through distribution, the Company has verified the products are Year 2000 compliant. The Company has assigned a team to monitor Year 2000 compliance. This team is charged with ensuring Year 2000 compliance for all hardware and software products through its purchasing process, as well as assessing Year 2000 readiness and risk to the Company with repsect to the compliance of its critical vendors and suppliers. Finally, the Company has a team assigned to coordinate the Year 2000 program for its internal systems and devices. At present, Year 2000 compliance of the Company's internal systems and devices is scheduled to be substantially complete by July of 1999, with continued testing of compliance throughout 1999. The total costs related to the Company's Year 2000 program are not estimated to be material to the Company's financial position or results of operations, and are charged to expense as incurred. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 program and is subject to change as it progresses. Based on current information and assessment, the Company does not believe that the Year 2000 issue discussed above, as it relates to products sold to customers or the Company's internal systems will be material to its financial position or results of operations or that its business will be adversely affected in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or one or more critical vendors or suppliers fail due to Year 2000 issues, the Company's business and its results of operations could be adversely affected.

Liquidity and Capital Resources

          The discussion below regarding liquidity and capital resources should be read together with the information included under Notes 5, 8 and 17 of Notes to Consolidated Financial Statements.

          Working capital was approximately $9,401 as of December 31, 1998, compared to $8,780 as of December 31, 1997. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

          The Company currently has a bank credit facility that is provided by Chase. At December 31, 1998, the Chase Credit Line consisted of a $15,000 revolving line of credit ("Revolving Loan"). Borrowing under the Revolving Loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. At December 31, 1998, up to $7,500 was available under the Revolving Loan for letters of credit. At December 31, 1998, the Company owed Chase $5,500 and had availability of $6,045 under the Revolving Loan. As a result of the borrowing base formula, the credit available to the Company could be adversely restricted in the event of further declines in the Company's sales and increases in orders may not be able to be financed under the Chase Credit Line.

          The existing Revolving Loan with Chase, originally scheduled to expire December 31, 1998, had been extended to April 15, 1999. On April 14, 1999, the Company signed an agreement with Chase to replace the existing Chase Credit Line with a new three-year $15,000 revolving line of credit on terms substantially similar to those previously in effect. The new credit facility also provides for a $4,000 term loan, payable over a three-year period in equal quarterly installments beginning June 1999.

          Net cash provided by operating activities related to continuing operations during the year ended December 31, 1998 was $7,461, principally related to net income of $4,908 and non-cash expenses, principally depreciation and amortization, of $3,293. These increases were partially offset by reductions in accounts payable and other accrued expenses of $1,050 as well as a change in the Company's deferred tax position of $1,338. Net cash used in investing activities was comprised of capital expenditures of $754. Net cash used in financing activities was principally comprised of repayments of outstanding obligations under the Chase Credit Line of $5,400 and the repurchase of $3,500 of the Company's outstanding Common Stock.

          In addition to obligations previously discussed, long-term capital requirements at December 31, 1998 included: (i) a secured note payable to NCR of $8,000 (the "NCR Note") bearing interest at 8% per annum payable quarterly with principal due on or before January 31, 1999 and secured by the Company's facility in Hauppauge, New York; (ii) $3,555 payable upon exercise by NCR in 1999 of the Amended Put Option (defined in Note 3 of Notes to Consolidated Financial Statements), which if exercised would require the Company to redeem the Boundless Preferred Stock; and (iii) a lease commitment of $241 per year through December 31, 1999 for the Company's Austin, Texas facility.

          The Company negotiated an extension of the due date of the NCR Note to April 30, 1999. Terms of the extension included an interest rate of 8% per annum from the period January 1, 1999 through March 26, 1999, and 12% per annum thereafter until the due date of the NCR Note. The Company is currently negotiating with mortgage lenders to refinance the NCR Note. The Company is presently evaluating several proposals, and believes that it is likely that a refinancing agreement will be negotiated by April 30, 1999 or that an additional extension could be obtained to allow such negotiations to be finalized.

          During January 1999, by utilizing availability under the Chase Credit Line, the Company redeemed the Boundless Preferred Stock, thereby satisfying its obligations to NCR under the put option and its obligations to make dividend payments to NCR on such stock.

          At December 31, 1998, the Company's total long-term liabilities were approximately $7,129 and its current portion of long-term debt was approximately $8,000. The Company believes that cash generated by Boundless' operations will be sufficient to pay the Company's current and long-term debts, when due, except that the Company will be required to refinance the NCR Note, which is secured by a mortgage on the Company's Hauppauge facility, by its April 30, 1999 due date.

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

          The Company utilizes various subcontractors that manufacture component parts of its products based on specifications supplied by the Company. As a guideline, the Company attempts to have two qualified subcontractors for each of its high dollar value, long lead time, customized components which it chooses to outsource. In certain cases, the Company may decide to purchase components from only one of the qualified subcontractors in an attempt to control manufacturing overhead costs tied to supplier management and development. In most cases, backup qualified subcontractors are identified by the Company in the event that termination of the primary source should occur. If such a termination occurs, the Company may experience short-term production delays and increases in material and freight costs as the alternate subcontractor initiates production runs and expedites delivery to the Company. Furthermore, worldwide shortages of raw material creates supply problems for the computer industry from time to time. Such supply shortages may cause market price increases and allocated production runs which could have an adverse effect on the Company's business.

          Inventory turnover was 4.2 times in 1996 and 1997 versus 4.4 times in 1998. Inventory reserves at December 31, 1997 were $3,389 and were $3,273 for the year ended December 31, 1998.

          Accounts Receivable. The Company sells its products on prepayment and net 30 day terms. Receivable turnover was 7.4 in 1996, 6.0 in 1997 and 6.2 in 1998.

New Accounting Pronouncement

          Statement of Financial Accounting Standard No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No. 133 will have, if any, on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

          The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. In the past, the Company managed this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At December 31, 1998 there were no interest rate swap agreements in place.

          The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1998 the Company's investments consisted of the investment of excess cash balances in overnight time deposits offered by Chase Manhattan Bank in London.

          All sales arrangements with international customers are denominated in U.S. dollars. These customers are permitted to elect payment of their next month's orders in local currency based on an exchange rate provided one month in advance from the Company. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. Foreign currency transaction gains or losses have not been material to the Company's results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          See Item 14(a)(1) and (2) of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------------------------

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Directors and Executive Officers

          The directors and executive officers of the Company are as follows:

Name               Age   Positions and Offices
----               ---   ---------------------

J. Gerald Combs    49    Chairman of the Board of Directors,  Chief
                         Executive Officer

Kenneth East       40    Chief Operating Officer

Jeffrey K. Moore   29    Vice President- Corporate Development, Director

Joseph Gardner     39    Vice President - Finance, Chief Financial Officer

Stephen Maysonave  52    Director

Gary Wood          55    Director

Daniel Matheson    49    Director


          J. Gerald Combs has served as Chairman and Chief Executive Officer of the Company and its subsidiaries since May 9, 1997. Mr. Combs has been the Chairman and CEO of Morgan Kent Group, the largest shareholder of the Company, since April 1997 and Chairman and CEO of Merrico Corporation, a privately held financial consulting firm since 1992. Mr. Combs also served as President of All-Quotes, Inc., the predecessor of the Company, from October 1993 to December 1994.

          Kenneth East has served as Chief Operating Officer of the Company since September 1998. Mr. East joined the Company in February 1998 as Chief Technology Officer. Prior to that time, from 1990 to 1998, Mr. East served as Director of Software Development-Integrated Network Management Systems at NEC America, Inc., a worldwide leader in high technology offering products and systems in semiconductors, communications, computer peripherals, imaging, and computers.

          Jeffrey K. Moore has served as a member of the Company's Board and a Vice President of Boundless since January 1997. He joined the Company in May 1996 as a financial analyst reporting to the Company's Chief Financial Officer and President. From September 1996 to April 1997, he served as President and Chairman of the Board, and since February 1999 has served as Assistant Secretary and as a director, of Morgan Kent Group.

          Joseph Gardner has served as Vice President- Finance and Chief Financial Officer of the Company since October 31, 1997. Mr. Gardner has been employed by Boundless since April of 1990. Prior to October 31, 1997, Mr. Gardner served as the Controller and Vice President- Quality Assurance of Boundless.

          Stephen Maysonave has been a member of the Company's Board of Directors since September 1998. Mr. Maysonave has thirty years of experience in the high technology business, including twenty years of international business experience. Mr. Maysonave is currently the principal of Maysonave & Associates, a consulting group specializing in high technology companies. Prior thereto Mr. Maysonave was employed as Vice President, Global Partners, by Informix Software, a worldwide supplier of database solutions. Mr. Maysonave is the voting trustee of 3,330,000 shares of Series B Preferred Stock of Morgan Kent Group, Inc. pursuant to a voting trust expiring April 30, 2000. (See Item 12).

          Gary E. Wood has been a member of the Company's Board of Directors since November 1996 and has been serving since September 1, 1997 as Executive Vice President and Chief Operating Officer of Collins Financial Services, Inc. Collins purchases nationwide portfolios of consumer debt and either resells or collects the accounts. He serves on the Board of Mental Health Association in Texas, and has previously served on the Board of the Federal Reserve Bank of Dallas and the Harry S. Truman Scholarship Foundation. From 1980 to 1982, he was the Chief Economist of the Republican Policy Committee of the United States Senate. From April 1988 to December 1995 he served as President of the Texas Research League.

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

          The  following   individuals,   although  not  executive  officers  or
directors, are key employees and are expected to make significant contributions to the business of the Company:

          James Tillinghast has been serving as Vice President, Sales of Boundless since January 1999. Prior to joining the Company Mr. Tillinghast was employed by Informix Software and served as executive director for Global Partners, responsible for managing sales and business development activities for Informix's strategic software partners.

          Brian L. Hann has been serving as Vice President of Operations of Boundless since March 1997 after serving as Vice President of Manufacturing of Boundless since December 1994. Mr. Hann has been employed by Boundless since March of 1986 and has served as Assistant Vice President of Manufacturing and Customer Services.

          Non-employee members of the Company's Board of Directors receive $12,000 annually, and $500 for each Board of Director meeting attended, as compensation for services rendered to the Company in their capacity as directors of the Company. Gary Wood and Daniel Matheson were each granted options on July 1, 1997, 15,000 and 25,000, respectively, to purchase shares of Common Stock at $6.60 per share that expire in July 2002 and vest immediately on the date of grant. These options were subsequently repriced on May 18, 1998 to $5.63 per share of Common Stock. Mr. Maysonave was granted 15,000 and 35,000 options, respectively in October, 1998 to purchase shares of Common Stock at $3.00 per share that expire October, 2003. The 15,000 options were granted for services Mr. Maysonave provided as a member of the Board of Directors and vest immediately. The 35,000 options were granted for services Mr. Maysonave provided as a consultant to the Company and vest December, 1999. The Company recorded an expense of $39,200 relating to the grant of the 35,000 options.

Section 16(a) Beneficial Ownership Reporting Compliance

          A review of the Forms 3 and 4 filed or due in 1998 relating to the Company's securities indicates that the following filings made with the Commission were not timely: a Form 4 relating to Mr. Maysonave's purchases of 5,000 shares of Common Stock in November 1998; a Form 4 relating to the Company's purchase of 600,000 shares of Common Stock from Morgan Kent Group; and a Form 4 relating to Jeffrey Moore's purchases of 15,000 shares of Common Stock upon exercise of stock options and sales of 14,920 of such shares in October 1997. The Company has been advised that the tardiness of these filings was inadvertent.

ITEM 11.      EXECUTIVE COMPENSATION

          The table below discloses all cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer, the executive officers of the Company who earned more than $100,000 for services rendered in all capacities to the Company during the fiscal year ended December 31, 1998, and the two highest paid individuals who earned more than $100,000 for services rendered to the Company but who were not executive officers at December 31, 1998 (collectively, the "named executive officers"). In addition, it provides information with respect to the compensation paid by the Company to the named executive officers during 1997 and 1996.

                                                Summary Compensation Table
                                                    Annual Compensation                    Long-Term
                                                ---------------------------
                                                                                         Compensation
Name and Principal                                                         Other Annual                          All Other
Position                       Year            Salary          Bonus       Compensation   Options(#) (4)      Compensation
-----------                    ----            ------          -----       ------------   -----------         ------------
J. Gerald Combs(1)          12/31/98         $291,462       $150,000                 -       150,000                     -
CEO and Chairman            12/31/97         $123,436              -             $8,497       65,000                     -
                            12/31/96                -              -                  -            -                11,546

Michael Stebel(2)           12/31/98         $126,557        $25,000             $2,706            -                     -
Vice President,             12/31/97          $95,000              -             $8,259       10,000                     -
Marketing                   12/31/96          $93,654        $11,849                  -            -                     -

Kenneth East(3)             12/31/98         $137,489        $35,000            $17,130       30,000                     -
Chief Operating Officer                                                                                                  -
                                                                                                                         -
Joseph Gardner              12/31/98         $140,962        $25,000                  -            -                     -
Vice President-Finance      12/31/97         $100,000        $25,000                  -       10,000                     -
Chief Financial Officer     12/31/97          $99,673        $23,440                  -        1,500                     -

Brian Hann                  12/31/98         $131,664        $25,000                  -            -                     -
Vice President              12/31/97         $119,788              -                  -       12,500                     -
Operations                  12/31/96         $111,577        $34,511                  -        3,000                     -

(1) Other annual compensation for 1997 includes taxable fringe benefits. "All Other Compensation" for 1996 consists of stock awards of registered shares granted during the period Mr. Combs acted as a consultant to the Company. In 1997, Mr. Combs' pre-existing options to purchase 90,000 shares of Common Stock at an exercise price of $15.00 per share (expiring on January 24, 1999 as to 20,000 options and on October 3, 1999 as to 70,000 options) were amended so that the exercise price is $6.60 per share and they expire on July 1, 2002.

(2)  Other annual compensation consisted of commissions.

(3)  Other annual compensation consisted of relocation expense reimbursement.

(4) With the exception of the 150,000 options granted to Mr. Combs in 1998, which have a strike price of $4.88 per share of Common Stock, the Company repriced the exercise price of all outstanding employee options on May 18, 1998 to $5.63 per share of Common Stock.


Employment Agreements and Change-in-Control Arrangements

          The Company has entered into employment agreements with Mr. Combs, the Company's Chairman of the Board and Chief Executive Officer, and Mr. East, the Company's Chief Operating Officer. The term of these agreements, as described below, may be extended beyond the initial term by the mutual agreement of Mr. Combs and Mr. East, respectively, and the Company and on such basis as Mr. Combs and Mr. East, respectively, and the Company shall agree. Each such extension, unless expressly agreed otherwise, will be for one year commencing the year following the expiration of the initial term or any renewal term. Both agreements may be terminated at any time by the written mutual consent of the Company and Mr. Combs and Mr. East, respectively. Both agreements may be terminated by the Company for cause, as defined in the employment agreements, and, in such event, the employee will be entitled to such salary and benefits as have accrued under the employment agreements, respectively, through the effective date of the termination.

          With respect to Mr. Combs, the agreement was entered into June 1, 1998 and expires May 31, 2001. The agreement calls for an annual salary of $325,000, subject to an annual review by the Compensation Committee of the Board of Directors; as well as the grant of 150,000 options to purchase shares of the Company's Common Stock, such shares to vest pro rata on an annual basis over a three-year period. Should Mr. Combs' employment with the Company be terminated without cause, Mr. Combs would be entitled to deferred payments totaling two years salary. In the event of a change-in-control, as defined in the agreement, Mr. Combs would be entitled to deferred payments totaling two years salary, as well as immediate vesting of all options.

          Mr. East's employment agreement was entered into February 9, 1998 and expires February 8, 2000. The agreement calls for an annual salary of $150,000, subject to an annual review by the Chairman and Chief Executive of the Company; as well as the grant of 30,000 options to purchase shares of the Company's Common Stock, such shares to vest pro rata over a four-year period. Should Mr. East's employment with the Company be terminated without cause, Mr. East would be entitled to deferred payments totaling six-month's salary.

Compensation Committee Interlocks and Insider Participation

          Mr. Combs and Mr. Jeffrey Moore, who were executive officers of the Company during 1998, were also members of the Company's Board of Directors during such times and participated in deliberations concerning executive officer compensation. Their joint deliberations gave rise to conflicts of interest which could have affected their compensation and the number of stock options granted to them individually and as a group. Mr. Combs and Mr. Moore are also members of the Board and officers of Morgan Kent Group which had certain relationships, and entered into certain transactions, with the Company during 1998 as described below under "Item 13- Certain Relationships and Related Transactions."

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

                        Option Grants in Last Fiscal Year
                        ---------------------------------

         The following table sets forth information, as of December 31, 1998, regarding the outstanding options to purchase the Company's Common Stock granted in 1998 under the Company's 1997 Incentive Plan ("1997 Plan" ) to the named executive officers:

                             Number of                                                      Potential Realizable
                             Securities     Percent of Total                                  Value at Assumed
                             Underlying       Options/SARs     Exercise or                  Annual Rates of Stock
                            Options/SARs     Granted under     Base Price    Expiration    Price Appreciation for
          Name              Granted (#)         1997 Plan         ($/Sh)        Date             Option Term
          ----              ------------    ----------------   -----------   ----------    -----------------------
                                                                                              5% ($)       10% ($)
                                                                                             --------     --------
J.Gerald Combs (1)            150,000            21.6%           $ 4.88      6/01/03          202,238      446,893

Kenneth East(2)                30,000             4.3%           $ 5.63      2/16/03           46,664      103,115

----------------------------

         (1) Options were granted 6/01/98 and vest at 50,000 options per year, on the anniversary of the date of grant, over a three year period.

         (2) Options were granted 2/16/98 and vest 25% one year following the grant date and the remainder on a pro rata monthly basis over the subsequent three years.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
                 -----------------------------------------------


         The following table provides information on the value of the named executive officers' unexercised options to purchase shares of Common Stock at December 31, 1998.

                                                                             Value of Unexercised
                                           Number of Unexercised Options  In-the-Money Options at
                                              at December 31, 1998 (#)    December 31, 1998 ($)(1)
                                           -----------------------------  ------------------------
                       Shares
                     Acquired on   Value
         Name        Exercise(#) Realized  Exercisable  Unexercisable     Exercisable  Unexercisable
         ----        ----------- --------  -----------  -------------     -----------  -------------

J. Gerald Combs          $0        $0        142,500       162,500           $0           $18,000
Kenneth East              0         0              0        30,000            0                 0
Michael Stebel            0         0         10,055         4,845            0                 0
Joseph Gardner            0         0         10,717         5,283            0                 0
Brian Hann                0         0         15,300         6,700            0                 0


(1) The last sale price of the Company's Common Stock on December 31, 1998, as reported by The Nasdaq SmallCap Market, was $ 5.00.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 5, 1999, by (i) each of the Company's directors and "named executive officers,"
(ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Except as indicated, each such person has sole voting and investment powers with respect to his and her shares. The address of Morgan Kent Group is 711 Fifth Avenue, Fifth Floor, New York, NY 10022. The address of Stephen Maysonave is 3300 Bee Cave Road, Suite 650-221, Austin, Texas 78746.

                                        Number of Shares         Percentage of
Name of Beneficial Owner               Beneficially Owned     Outstanding Shares
------------------------               ------------------     ------------------

Morgan Kent Group, Inc.                 2,317,370(1)                47.4%
Stephen Maysonave, Voting Trustee       2,317,370(1)(2)             47.4%
Stephen Maysonave                          20,000(3)                    *
J. Gerald Combs                           142,500(3)                 3.1%
Gary Wood                                  15,000(3)                    *
Daniel Matheson                            25,000(3)                    *
Jeffrey Moore                              37,500(2)(3)                 *
Joseph Gardner                             12,106(3)                    *
Kenneth East                                7,500(3)                    *
Michael Stebel                             11,288(3)                    *
Brian Hann                                 20,986(3)                    *
All current directors and executive
 officers as a group
 (seven individuals)                    2,576,976(1)(3)             52.7%
--------------------------------

*    Less than 1%.

(1) Includes 457,502 shares underlying the warrants held by Morgan Kent Group (the "Morgan Kent Group Warrants") to purchase shares of Common Stock at an exercise price of $7.50 per share as to a warrant for 307,502 shares and at an exercise price of $5.82 as to a warrant for 150,000 shares.

(2) Includes the shares beneficially owned by Morgan Kent Group, as a result of Mr. Maysonave's beneficial ownership, as voting trustee, of 3,330,000 shares of Series B Preferred Stock of Morgan Kent Group (the "Series B Preferred") pursuant to a voting trust expiring April 30, 2000. Under a stockholders agreement, the Series B Preferred has the power to elect three of the five directors constituting Morgan Kent Group's entire board of directors which has the sole voting power and, with the stockholders of Morgan Kent Group, shares the investment power with respect to the Common Stock owned by Morgan Kent Group. The 3,330,000 shares constitute 51.2% of the 6,500,000 outstanding shares of the Series B Preferred. Messrs. Jeffrey
     K. Moore and Matthew R. Moore (the "Moore Brothers") together own a majority of the outstanding shares of the Series B Preferred and a majority of the shares in the voting trust, and, voting together, have the power under the voting trust agreement to replace Stephen Maysonave as voting trustee at any time for any reason. Each of the Moore Brothers disclaims beneficial ownership of the other's shares of Morgan Kent Group's Series B Preferred. There can be no assurance that a change of control of the Company will not occur as a result of sales of Series B Preferred owned by the Moore Brothers in order to satisfy court orders for restitution of $12 million to federal agencies by William Moore, their father.

(3) Includes or consists of shares of Common Stock issuable upon exercise of options as follows: Mr. Combs: 142,500; Mr. Wood: 15,000; Mr. Matheson:
     25,000; Mr. Moore: 37,500; Mr. Maysonave:  15,000; Mr. Gardner: 12,106; Mr.
     East: 7,500; Mr. Stebel: 11,288; and Mr. Hann: 16,986.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          In April 1997, the Company agreed to pay Morgan Kent Group $20,000 per month for financial consulting services which services the Company deemed critical to its success. In October 1997 the Company prepaid this fee in the amount of $380,000 and for 1998 recorded an expense of $240,000.

          In connection with the Digital Acquisition in October 1995, Morgan Kent Group pledged (the "Pledge") 2,143,938 shares of Common Stock to Chase and 500,000 shares of Common Stock to NCR. In consideration of such Pledge, the Company had agreed to issue to Morgan Kent Group warrants to purchase such number of shares of Common Stock at $38.75 per share, subject to adjustment, as the Board of Directors of the Company determined was appropriate after obtaining independent advice regarding the fairness of such warrants (a "fairness opinion"). In December 1997, Morgan Kent Group accepted the Company's offer of $300,000 in lieu of such warrants, an amount approved by the Board of Directors after receiving quotations for the cost of a fairness opinion regarding the value of such warrants and considering the expense of preparing and delivering an information statement to shareholders prior to issuing such warrants. The Company paid this obligation during the first quarter of 1998. The Pledge to Chase was terminated December 1997.

          The Company and Morgan Kent Group had anticipated that the operating results of the Company, as a result of the Digital Acquisition, would enable the Company to meet its covenants under the Chase Credit Line and terminate the Chase portion of the Pledge by November, 1996. The Company did not achieve the operating results necessary to release Morgan Kent Group from the Pledge to Chase and, as a result, the Company agreed to pay Morgan Kent Group, effective January 1, 1997, an asset utilization fee of $17,500 per month for each month, or part thereof, that the Pledge, either to Chase or NCR, remains in effect. For 1998 such fees amounted to $210,000. The Pledge to Chase was cancelled December 1997. The Pledge to NCR remained in effect as of December 31, 1998.

          In May 1998 the Company repurchased 600,000 shares of the Company's then outstanding Common Stock from Morgan Kent Group at $5.00 per share, or approximately 14% below the closing market price on May 15, 1998 as reported on the NASDAQ SmallCap Market. The Company repurchased these shares to reduce the voting power of Morgan Kent Group from approximately 51% to 45% and to set aside shares enabling the Company to issue up to 600,000 shares of its Common Stock in acquisitive transactions without diluting public shareholders. As an inducement to the repurchase transaction, the Company issued a warrant to Morgan Kent Group to purchase 150,000 shares of the Company's Common Stock at an exercise price of $5.80 per common share. The warrant is exercisable immediately and has a term of seven years. The Company recorded an expense of $300,000 relating to the issuance of the warrant.

          Mr. Maysonave, a member of the Board of Directors, was granted 35,000 options in October 1998 to purchase shares of Common Stock at $3.00 per share that expire October 2003. These options were granted for services Mr. Maysonave provided as a consultant to the Company and vest December 1999. The Company recorded an expense of $39,200 relating to the grant of the 35,000 options. In addition, the Company paid Mr. Maysonave $64,000 during 1998 relating to Mr. Maysonave's consulting services to the Company.

          In December 1998 the Company repurchased 110,620 shares of the Company's then outstanding Common Stock from Morgan Kent Group at $4.52 per share, or approximately 20% below the average of the preceding five day trading close as reported on the NASDAQ SmallCap Market.

          In 1998, Morgan Kent paid the Company $4,000 in interest accruing on a $50,000 loan from the Company to Morgan Kent.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
          REPORTS ON FORM 8-K                                           Page No.
          -------------------                                           --------

(a)      (1)(2)   Financial Statements and Schedules
                  ----------------------------------

                  Index to Financial Statements                             F-1

         All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the Year ended December 31, 1998 or is not applicable or required.


         (3) The exhibits listed in the exhibit index attached to this Report are filed as part of this Report.

(b)      Reports on Form 8-K
         -------------------

          The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 1999

                                             BOUNDLESS CORPORATION



                                             By:     /s/
                                                     ---------------------------
                                                     J. Gerald Combs
                                                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/                      Chairman of the Board of Directors,     April 15, 1999
-----------------------  Chief Executive Officer
J. Gerald Combs

/s/                      Vice President - Finance, Chief         April 15, 1999
-----------------------  Financial Officer (Principal Accounting
Joseph Gardner           Officer)

/s/                      Vice President, Director                April 15, 1999
-----------------------
Jeffrey K. Moore

/s/                      Director                                April 15, 1999
-----------------------
Daniel Matheson

/s/                      Director                                April 15, 1999
-----------------------
Gary Wood

/s/                      Director                                April 15, 1999
-----------------------
Stephen Maysonave

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.*   Description of Exhibit
------------   ----------------------

3.1[7]         Certificate of Incorporation and Certificates of Amendment
                    thereto.

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

10(j)[7]      Amendments 1 through 6, amending the Credit Agreement and
                    Guaranty, dated as of October 20, 1995, among Chase et al.

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

10(aa)**      Employment Agreement, dated June 1, 1998, among the Registrant,
                    Boundless Technologies, Inc. and J. Gerald Combs.

10(bb)**      Employment  Agreement,  dated February 9, 1998, between Boundless
                    Technologies, Inc. and Kenneth East.

11**          Statement re Computation of Per Share Earnings.  See Consolidated
                    Financial Statements.

21[7]         List of Subsidiaries

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

[3] Incorporated by reference to Registrant's amended Annual Report on Form 10-K/A for the transition period July 1 through December 31, 1994.

[4] Incorporated by reference to Registrant's Annual Report on Form 10-K for the transition period July 1 through December 31, 1994.

[5] Incorporated by reference to Registrant's Registration Statement on Form S-18 (File No. 33-32396-NY).

[6] Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 17, 1996.

[7] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-3

Consolidated Statements of Operations
  for the years ended December 31, 1998, 1997 and 1996                       F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996                       F-5

Consolidated Statements of Cash Flows
  for the years ended December 31, 1998, 1997 and 1996                       F-6

Notes to Consolidated Financial Statements                                   F-8
                                                                             `
Schedule I - Condensed Financial Information of Registrant (Parent Company)

  Condensed Balance Sheets as of December 31, 1998 and 1997                  S-1

  Condensed Statements of Operations
     for the years ended December 31, 1998, 1997 and 1996                    S-2

  Condensed Statements of Cash Flows
     for the years ended December 31, 1998, 1997 and 1996                    S-3

Schedule II - Valuation and Qualifying Accounts                              S-4

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







To the Board of Directors and Stockholders
Boundless Corporation

We have audited the accompanying consolidated balance sheets of Boundless Corporation and Subsidiaries as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedules listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boundless Corporation and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.



                                                  BDO Seidman, LLP


Melville, New York
February 12, 1999, except for Note 17
  as to which the date is April 14, 1999

                    BOUNDLESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                       ASSETS

                                                                               December 31,
                                                                    ---------------------------------
                                                                          1998             1997
                                                                    ---------------------------------

Current assets:
  Cash and cash equivalents                                                   $ 732          $ 2,929
  Trade accounts receivable (including $232 and $224
    from related parties), net (Notes 2, 8 and 17)                           13,274           14,395
  Income tax refunds                                                          1,905              800
  Inventories (Notes 5, 8 and 17)                                            12,565           13,682
  Deferred income taxes (Note 7)                                              2,470            1,561
  Prepaid expenses and other current assets                                     462              711
                                                                    ---------------- ----------------
     Total current assets                                                    31,408           34,078
Property and equipment, net (Note 6 and 8)                                   10,251           10,614
Goodwill, net (Note 2)                                                        7,350            8,428
Other assets                                                                    339            1,428
                                                                    ---------------- ----------------
                                                                           $ 49,348         $ 54,548
                                                                    ================ ================

          LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable (Note 8)                                                    $      -          $ 7,650
  Current portion of long-term debt (including   $8,000 to
    related party in 1998) (Notes 8 and 17)                                   8,000            3,250
  Accounts payable                                                            6,817            8,840
  Accrued expenses                                                            7,074            5,378
  Deferred revenue                                                              116              180
                                                                    ---------------- ----------------
     Total current liabilities                                               22,007           25,298
                                                                    ---------------- ----------------
Long-term liabilities:
  Long-term debt, less current maturities (including $8,000 to a
    related party in 1997)  (Notes 8 and 17)                                  5,500            8,000
  Deferred income taxes (Note 7)                                              1,002            1,561
  Other                                                                         627              727
                                                                    ---------------- ----------------
     Total long-term liabilities                                              7,129           10,288
                                                                    ---------------- ----------------

         Total liabilities                                                   29,136           35,586
                                                                    ---------------- ----------------

Commitments and contingencies (Notes 1, 12 and 13)                                -                -
Mandatorily redeemable preferred stock of subsidiary (Note 17)                3,555            3,555
                                                                    ---------------- ---------------
Stockholders' equity (Note 9):
  Preferred stock
  Common stock                                                                   44               51
  Additional paid-in capital                                                 30,940           34,094
  Accumulated deficit                                                       (14,327)         (18,738)
                                                                    ---------------- ----------------
     Total stockholders' equity                                              16,657           15,407
                                                                    ---------------- ----------------
                                                                           $ 49,348         $ 54,548
                                                                    ---------------- ----------------


The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              For the Years ended
                     (in thousands, except per share data)

                                                              December 31,
                                                      -------------- -----------------------------
                                                             1998           1997           1996
                                                      -------------- --------------- -------------
Revenue:
  Product sales (including sales to related
    parties of $3,760, $6,476 and $21,855)                $ 87,774        $ 94,607     $ 130,733
  Services                                                   2,428           3,664         7,492
                                                      -------------- --------------- -------------
     Total revenue                                          90,202          98,271       138,225
                                                      -------------- --------------- -------------
Cost of revenue:
  Product sales                                             62,267          71,477       107,029
  Services                                                   1,936           2,028         2,639
                                                      -------------- --------------- -------------
     Total cost of revenue                                  64,203          73,505       109,668
                                                      -------------- --------------- -------------
       Gross margin                                         25,999          24,766        28,557
                                                      -------------- --------------- -------------
Operating expenses:
  Sales and marketing                                        8,308           7,417        10,433
  General and administrative                                 5,845           6,213         8,120
  Research and development                                   3,666           2,912         4,855
  Other charges (credits)                                      (16)           (255)        1,980
                                                       -------------- --------------- -------------
     Total operating expenses                               17,803          16,287        25,388
                                                       -------------- --------------- -------------
       Operating income                                      8,196           8,479         3,169
  Interest expense, net                                      2,539           3,730         3,794
                                                       -------------- --------------- -------------
Income (loss) before income taxes
  and discontinued operations                                5,657           4,749          (625)
Income tax expense (recovery)                                  749            (134)          962
                                                    -------------- --------------- -------------
Income (loss) from continuing operations                     4,908           4,883        (1,587)
Loss from discontinued operations                                -               -        (9,652)
                                                    -------------- --------------- -------------
Net income (loss)                                            4,908           4,883       (11,239)
Dividend on preferred stock of subsidiary                      497             497           497
                                                    -------------- --------------- -------------
Earnings (loss) available for common stockholders          $ 4,411         $ 4,386     $ (11,736)
                                                    ============== =============== =============
Weighted average common shares outstanding                   4,893           4,925         4,702
                                                    ============== =============== =============
Earnings (loss) per common share from:
  Continuing operations                                     $ 0.90          $ 0.89       $ (0.44)
  Discontinued operations                                     0.00            0.00         (2.06)
                                                    -------------- --------------- -------------
Basic earnings (loss) per common share                      $ 0.90          $ 0.89       $ (2.50)
                                                    ============== =============== =============
Earnings (loss) available for common stockholders
 adjusted for impact of assumed conversions                $ 4,411         $ 4,426     $ (11,736)
                                                    ============== =============== =============
Weighted average dilutive shares outstanding                 4,926           5,103         4,702
                                                    ============== =============== =============
Diluted earnings (loss) per common share                    $ 0.90          $ 0.86       $ (2.50)
                                                    ============== =============== =============

The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)


                                                      Common Stock        Additional
                                                  ----------------------   Paid-in     Accumulated
                                                    Shares     Amount      Capital       Deficit          Total
                                                  ---------------------- ------------ --------------  --------------

Balance, January 1, 1996                                4,555       $46      $24,179       ($11,388)        $12,837
Conversion of notes payable                                78         1        1,499                          1,500
Common stock sold                                         127         1        2,869                          2,870
Common stock issued for payment
  of long-term debt                                         6                    300                            300
Options and warrants issued for
  services to non-employees                                                      526                            526
Stock options exercised                                    59         1          884                            885
Deferred compensation from
  below market grants of stock
  options of subsidiary                                                          107                            107
Dividend on preferred stock
  of subsidiary                                            17                    497           (497)              -
Warrants exercised                                         51         1        1,422                          1,423
Common stock repurchased and retired                      (73)       (1)      (1,304)                        (1,305)
Common stock issued for
  consulting services                                      37                    898                            898
Net loss                                                                                    (11,239)        (11,239)
                                                  ------------------------------------------------------------------
Balance, December 31, 1996                              4,857        49       31,877        (23,124)          8,802
Conversion of notes payable, net of expenses              218         2        1,520                          1,522
Options and warrants issued for
  services to non-employees                                                       63                             63
Stock options exercised                                    16                    116                            116
Dividend on preferred stock of subsidiary                  35                    497           (497)              -
Warrants exercised                                         13                     21                             21
Net income                                                                                    4,883           4,883
                                                  ------------------------------------------------------------------
Balance, December 31, 1997                              5,139        51       34,094        (18,738)         15,407
Common stock repurchased and retired                     (710)       (7)      (3,493)                        (3,500)
Options and warrants issued for
  services to non-employees                                                      339                            339
Dividend on preferred stock of subsidiary                                                      (497)           (497)
Net income                                                                                    4,908           4,908
                                                  ------------------------------------------------------------------
Balance, December 31, 1998                              4,429      $ 44     $ 30,940      $ (14,327)       $ 16,657
                                                  ==================================================================


The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Years Ended
                     (in thousands, except per share data)


                                                                                   December 31,
                                                                     ----------- ----------------------------
                                                                        1998         1997           1996
                                                                     ----------- ------------- --------------

Cash flows from operating activities:
  Net income (loss)                                                     $ 4,908       $ 4,883      $ (11,239)
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Loss from discontinued operations                                       -             -            9,652
    Depreciation and amortization                                         3,293         3,725          3,957
    Loss from disposal of assets                                            160             -            133
    Deferred revenues                                                       (64)            -           (647)
    Provision (credits) for doubtful accounts                               216           (20)           180
    Provision (credit) for excess and obsolete inventory                    808          (595)         3,845
    Options and warrants issued for services                                339             -              -
    Deferred taxes                                                       (1,338)            -            358
    Changes in assets and liabilities:
      Trade accounts receivable                                            (201)        6,872         (3,548)
      Inventories                                                           310         5,438          3,388
      Other assets                                                           80          (470)         1,592
      Accounts payable and accrued expenses                                (553)       (3,145)           (76)
                                                                     ----------- ------------- --------------
Net cash:
  Provided by continuing operations                                       7,958        16,688          7,595
  Used in discontinued operations                                            (4)       (3,492)        (6,160)
                                                                     ----------- ------------- --------------
Net cash provided by operating activities                                 7,954        13,196          1,435
Cash flows from investing activities:
  Capital expenditures                                                     (754)         (247)        (1,384)
                                                                     ----------- ------------- --------------
Net cash used in investing activities                                      (754)         (247)        (1,384)
                                                                     ----------- ------------- --------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                  -           136          5,177
  Proceeds from debt issuance                                                 -         1,700          1,500
  Purchase and retirement of common stock                                (3,500)            -         (1,305)
  Advances on loans payable                                                   -             -          5,950
  Payments on loans payable                                              (5,400)      (16,423)        (6,526)
  Costs associated with issuance of debt                                   (497)         (637)             -
  Payments on capital leases                                                  -            (9)            (3)
                                                                     ----------- ------------- --------------
Net cash provided by (used in) financing activities                      (9,397)      (15,233)         4,793
                                                                     ----------- ------------- --------------
Net increase (decrease) in cash and cash equivalents                     (2,197)       (2,284)         4,844
Cash and cash equivalents at beginning of period                          2,929         5,213            369
                                                                     ----------- ------------- --------------
Cash and cash equivalents at end of period                                $ 732       $ 2,929        $ 5,213
                                                                     =========== ============= ==============

The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                              For the Years Ended
                     (in thousands, except per share data)


                                                                                    December 31,
                                                                     ----------------------------------------
                                                                        1998         1997           1996
                                                                     ----------- ------------- --------------
Non-cash transactions:
  Dividend on Preferred Stock of Subsidiary                           $       -     $    497      $    497
  Conversion of notes payable to common stock                                 -        1,700         1,500
  Issuance of common stock for Note Payment                                   -            -           300
  Options, warrants and common stock issued for services                    339           63         1,424
  Equipment acquisitions funded through capital leases                        -            -           107
Cash paid for:
  Interest                                                                2,200        2,742         4,293
  Taxes                                                                   1,194          634          (794)


The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

1.       Background

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

The Company entered into the General Display Terminal and high resolution, high performance desktop graphics display terminals ("Network Graphics Displays") businesses in December 1994 when the Company, through its wholly owned subsidiary, Boundless Acquisition Corp. ("Acquisition"), purchased Applied Digital Data Systems, Inc. ("ADDS") from NCR Corporation ("NCR"), (the "Boundless Acquisition"). ADDS, renamed in 1996 to Boundless Technologies, Inc. had been a supplier of general purpose desktop display terminals worldwide under either the customer's or ADDS(R) trademark. Simultaneously, with the Company's acquisition of ADDS, the Company acquired all of the assets and business of SunRiver Group, Inc. (the "SunRiver Group Acquisition"). Prior thereto, SunRiver Group, Inc. ("SunRiver Group") had been engaged, for more than nine years, in the development and manufacture of software and hardware for MultiConsole Terminals. SunRiver Group, subsequently renamed Morgan Kent Group, Inc. ("Morgan Kent Group") was a pioneer in the development of high-speed MultiConsole Terminals for open system, multi-user platforms.

In October 1995, Boundless acquired ( the "Digital Acquisition") assets relating to the General Display Terminal products of Digital Equipment Corporation
("Digital")  sold  under  the  "VT" and  "Dorio"  brands  (excluding  the VT 400
Series).

A partnership formed in May 1995 by Boundless and General Automation, Inc. ("GA"), and managed by GA, designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GA's version of the database system licensed from Pick Systems.

In April 1995, the Company, through OTW Corporation ("OTW"), formerly TradeWave Corporation, had been engaged in the business of developing and selling Internet software and value-added services which enabled businesses to conduct private, secure communication and electronic commerce transactions over the Internet. During December 1996, the Company discontinued the operations of OTW and, during the first quarter of 1997 finalized the discontinuation with the sale of certain assets of OTW to a company for a combination of cash, a royalty on future revenue and the assumption of certain liabilities. (See Note 16).

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)


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

Long-Lived Assets
-----------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of the assessment, management considers undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. As of December 31, 1998, management does not believe there is any indication of impairment.

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

Revenue Recognition
-------------------

The Company recognizes revenue from product sales upon shipment to the customer. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. The Company has recorded an allowance for doubtful accounts of $489 and $284 as of December 31, 1998 and 1997, respectively. Service revenue is recognized when services are performed and billable. Revenue from maintenance and extended warranty agreements are deferred and recognized ratably over the term of the agreement. The Company had revenue from one customer representing 15% and 16% of total revenues in 1998 and 1997, respectively. Two customers represented 16% and 14% of total revenues in 1996.

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)


Advertising
-----------

Advertising costs are expensed as incurred. The amount charged to advertising expense was $2,476, $1,826 and $1,631 for the years ended December 31, 1998, 1997 and 1996.

Goodwill
--------

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. Amortization of goodwill amounted to $1,078, $1,078 and $1,117 for the years ended December 31, 1998, 1997 and 1996.

Earnings (Loss) Per Common Share
--------------------------------

Earnings (loss) available for common stockholders includes the effects of the accretion to the preferred stock of a subsidiary and preferred stock dividends.

SFAS No. 128, "Earnings Per Share" ("EPS") requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS, which is as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

                                                      For the Year Ended December 31, 1998
                                            ---------------------------------------------------------
                                                 Income              Shares             Per Share
                                               (Numerator)        (Denominator)          Amount
                                            -----------------   -----------------   -----------------

Net income                                            $4,908
Preferred stock dividends                               (497)
                                            -----------------
 Basic earnings per share:
 Income available to common stockholders               4,411               4,893                $0.90
                                                                                    =================
 Effect of dilutive securities:
 Options and warrants                                      -                  33
                                             ---------------    ----------------

 Diluted earnings per share:
 Income available to common stockholders
    plus assumed conversions                          $4,411               4,926               $0.90
                                           =================   =================   =================

                                                        For the Year Ended December 31, 1997
                                           ---------------------------------------------------------
                                                 Income              Shares             Per Share
                                               (Numerator)        (Denominator)          Amount
                                           ------------------   -----------------   ----------------
Net income                                            $4,883
Preferred stock dividends                               (497)
                                           ------------------

 Basic earnings per share:
 Income available to common stockholders               4,386               4,925               $0.89
                                                                                   =================
 Effect of dilutive securities:
 Options and warrants                                      -                 101
 Convertible notes                                        40                  77
                                            -----------------  -----------------

 Diluted earnings per share:
 Income available to common stockholders
    plus assumed conversions                          $4,426               5,103                $0.86
                                            =================   =================   =================

                                                        For the Year Ended December 31, 1996
                                            ---------------------------------------------------------
                                                 Loss                 Shares           Per Share
                                               (Numerator)        (Denominator)          Amount
                                            -----------------   -----------------   -----------------
Loss from continuing operations                      ($1,587)
Discontinued operations                               (9,652)
Preferred stock dividends                               (497)
                                            -----------------

 Basic and diluted loss per share                   ($11,736)              4,702               ($2.50)
                                            =================   =================   =================




                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)


Options to purchase 879,628 shares of common stock at a weighted average price of $13.01 per share were not included in the computation of diluted earnings per share in 1998 because the options' exercise price was greater than the average market price of the common shares. The options, which range in expiration date from January 1999 to December 2004, were still outstanding at December 31, 1998.

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

Income Taxes
------------

As more fully discussed in Note 7, income taxes are provided in accordance with the liability method of accounting for income taxes pursuant to SFAS No. 109. Accordingly, deferred income taxes are recorded to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial amounts at year-end.

Stock Based Compensation
------------------------

The Company accounts for stock options and warrants issued to employees in accordance with APB 25 "Accounting for Stock Issued to Employees." The Company follows SFAS No. 123 "Accounting for Stock Based Compensation" for financial statement disclosure purposes and issuances of options and warrants to non-employees for services rendered.

New  Accounting Standard
------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No. 133 will have, if any, on its consolidated financial statements.


3.     Comprehensive Income

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during fiscal 1998. SFAS No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company has no material items of comprehensive income adjustments. Comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996 was equal to reported net income (loss).

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)


4.     GAI Partnership

Effective May 1995, Boundless and GA formed a limited liability company (the "GAI Partnership") with GA owning 51% and Boundless owning 49%. Under the terms of the operating agreement which governs the operation of the GAI Partnership, (the "Operating Agreement"), the GAI Partnership operates and manages GA's and Boundless' Pick business. Under the Operating Agreement, Boundless is entitled to receive cash distributions from the GAI Partnership in an amount equal to a percentage of the GAI Partnership's net revenues, which is payable whether or not the GAI Partnership is profitable or generating positive cash flow. The percentage of net revenues to which Boundless is entitled was 12% for the first year of the Operating Agreement (subject to a minimum of $2,900 in the first year only) and will decline annually thereafter in steps until it reaches 7% in the fifth year. However, the percentage of net revenues payable to Boundless is subject to adjustment (upward or downward) under certain circumstances. Subsequent to the fifth year of the Operating Agreement, the percentage of net revenues to be paid to Boundless is to be determined by negotiations between GA and Boundless. GA is entitled to retain all cash generated by the GAI
Partnership, if any, after the payment to Boundless of the net revenue percentage described above.

Under the Operating Agreement, the business and affairs of the GAI Partnership are managed exclusively by GA. However, in the event that the GAI Partnership fails to achieve agreed upon revenue or profit projections or fails to pay to Boundless the percentage of net revenues to which Boundless is entitled, Boundless has the right to thereafter replace GA as the sole manager of the GAI Partnership.

Boundless received cash distributions of $0, $1,459 and $2,473 for the years ended December 31, 1998, 1997 and 1996, which are included in product sales in the accompanying consolidated statements of operations. The Company accounts for the GAI Partnership revenue as a royalty rather than an equity investment due to the uncertainty regarding the initial value of its contribution to the GAI Partnership.

As of December 31, 1998, the Company was owed $2,468 under the terms of the Agreement and had not received required payments since the second half of 1997. Due to the uncertainty regarding the collectibility of such payments, the Company has recognized revenue only to the extent of cash collected. Although the Company, under the terms of the Operating Agreement, may assume the management responsibilities of the GAI Partnership, the Company has been negotiating a settlement of the receivable with General Automation. There can be no assurance the Company will be successful in this effort.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

5.     Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis.

The major components of inventories are as follows:

                                                                          December 31,
                                                             ---------------------------------------
                                                                    1998                1997
                                                             ------------------   -----------------

Raw materials and purchased components                                $ 10,264            $ 10,723
Finished goods                                                           1,915               2,477
Demonstration equipment                                                     71                 135
Service parts                                                              315                 347
                                                             -----------------    -----------------
                                                                      $ 12,565            $ 13,682
                                                             ==================   =================

6.   Property and Equipment

Property and equipment consists of the following:

                                                                          December 31,
                                                             --------------------------------------
                                                                    1998                1997
                                                             ------------------   -----------------

Land                                                                  $  3,780             $ 3,780
Buildings and improvements                                               6,271               6,193
Machinery and equipment                                                  5,470               5,058
                                                             ------------------   -----------------
                                                                        15,521              15,031
Less accumulated depreciation and amortization                           5,270               4,417
                                                             ==================   ==================
                                                                      $ 10,251            $ 10,614
                                                             ==================   ==================

7.     Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

                                                         1998                1997                1996

                                                  ------------------  ------------------   -----------------
Current:
  Federal                                                   $ 1,599              $ (347)             $ (340)
  State                                                         618                 213                 413
                                                  ------------------  ------------------   -----------------
                                                              2,217                (134)                 73
                                                  ------------------  ------------------   -----------------
Deferred:
  Federal                                                    (1,248)                  -                 889
  State                                                        (220)                  -                   -
                                                  ------------------  ------------------   -----------------
                                                             (1,468)                  -                 889
                                                  ------------------  ------------------   -----------------

                                                              $ 749              $ (134)              $ 962
                                                  ==================  ==================   =================

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to operations before income taxes as a result of the following:

                                                         1998                1997                1996
                                                  ------------------  ------------------   -----------------
Federal income tax at statutory rate                        $ 1,923             $ 1,615            $ (3,760)
Utilization of prior year net operating
  loss carryforwards                                           (531)             (1,481)                  -
State income taxes, net of federal                              379                 278                 273
   income tax benefit
Other, net                                                       37                754                 609
Change in valuation allowance                                (1,059)             (1,300)              3,840
  on deferred tax assets
                                                  ------------------  ------------------   -----------------
     Income tax expense (benefit)                             $ 749              $ (134)              $ 962
                                                  ------------------  ------------------   -----------------

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)


The components of the net deferred tax assets and liabilities were as follows:



                                                               December 31,
                                                  --------------------------------------
                                                         1998                1997
                                                  ------------------  ------------------
Current deferred tax assets:
  Inventory                                                 $ 1,340             $ 1,759
  Accounts receivable                                           186                 108
  Warranties                                                    814                 753
  Other                                                         130                   -
                                                  ------------------  ------------------
     Total current deferred tax assets                        2,470               2,620
                                                  ------------------  ------------------

Noncurrent deferred tax assets - Other                          448                 307
Noncurrent deferred tax liabilities - Property
   and equipment                                             (1,450)             (1,868)
                                                  ------------------  ------------------
     Net noncurrent deferred tax liabilities                 (1,002)             (1,561)
                                                  ------------------  ------------------
       Net deferred tax assets                                1,468               1,059
       Less valuation allowance                                   -              (1,059)
                                                  ------------------  ------------------
                                                            $ 1,468             $    -
                                                  ==================  ==================



At December 31, 1997, the Company recorded a 100% valuation allowance on the net deferred tax asset since it could not be determined if the asset was realizable. At December 31, 1998, the valuation allowance was eliminated based on the Company's improvements in operating results and its determination that the net deferred tax assets are likely to be realized. The Company files a consolidated federal income tax return. As of December 31, 1998 there are no remaining net operating loss carryforwards.

8.     Debt

Notes Payable
-------------

Notes payable were $5,500 and $7,650 at December 31, 1998 and 1997 respectively, under a $15,000 revolving credit agreement with Chase Manhattan Bank for loans and letters of credit. There was a letter of credit outstanding totalling $1,000 at December 31, 1998 and 1997. The maximum amount of additional credit available under the revolving loan at December 31, 1998 and December 31, 1997 was $6,045 and $1,094.

At the option of the Company, the interest rate is prime plus 1.25% or LIBOR plus 2.5% (9.0% at December 31, 1998). See also Note 17.

The commitment fee is 0.5% per year on the average daily unused principal balance of the revolving loan and the outstanding letters of credit. The weighted average interest rate on short-term borrowings was 9.1%, 10.25% and 9.5% for the years ended December 31, 1998, 1997 and 1996, respectively.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

Long-term Debt
--------------

Long-term debt at December 31, 1998 and 1997 consisted of the following:

                                                                             1998                1997
                                                                      ------------------   -----------------

Note payable to NCR, bearing interest at  8% payable
  quarterly, principal due on or before April 30, 1999,
  collateralized by land and building                                           $ 8,000             $ 8,000
Term loan                                                                             -               3,250
Revolving loan                                                                    5,500                   -
                                                                      ------------------   -----------------
                                                                                 13,500              11,250
Less current maturities on long-term debt                                         8,000               3,250
                                                                      ------------------   -----------------
                                                                                $ 5,500             $ 8,000
                                                                      ==================   =================

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

Acquisition is the legal obligor of the note payable to NCR. The note is payable on or before April 30, 1999. (See Note 17). However, the note and accrued interest are immediately due should Acquisition make an offering of its stock or debt pursuant to the Securities Exchange Act of 1933.

Boundless is prohibited from declaring or paying dividends on its stock, or redeeming or otherwise acquiring any class of capital stock during the term of the Chase agreement without obtaining bank approval. The maximum aggregate amount that Boundless may loan or advance to the Company in a fiscal year is $500 less the total cash dividend Boundless paid to the Company in that year. The term and revolving loan agreement requires the Company to make contingent payments on the term loan should the Company obtain financing above a certain level by issuing stock.

As a result of the Company's financial performance throughout 1997, and the substantial reduction in debt, the Company and Chase renegotiated the terms of its revolving loan agreement, including the release of the Morgan Kent Group's shares of Common Stock which were pledged to Chase.

Aggregate debt scheduled maturities at December 31, 1998 were as follows:

1999                $    8,000
2002                     5,500
                    ----------
                    $   13,500
                    ==========

9.     Equity

At December 31, 1998 and 1997, stockholders' equity consisted of the following:

                                                                             1998                1997
                                                                      ------------------   -----------------

Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                                      $    -              $     -
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 4,428,609 and 5,139,228 shares issued
  at December 31, 1998 and 1997, respectively                                        44                  51
Additional paid-in capital                                                       30,940              34,094
Accumulated deficit                                                             (14,327)            (18,738)
                                                                      ==================   =================
     Total stockholders' equity                                                $ 16,657            $ 15,407
                                                                      ==================   =================

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

During 1998 the Company repurchased from a stockholder shares of its outstanding Common Stock as follows:

1. In May 1998 the Company repurchased 600,000 shares of the Company's then outstanding Common Stock from Morgan Kent Group at $5.00 per share, or approximately 14% below the closing market price on May 15, 1998 as reported on the NASDAQ SmallCap Market. The Company repurchased these shares to reduce the voting power of Morgan Kent Group from approximately 51% to 45% and to set aside shares enabling the Company to issue up to 600,000 shares of its Common Stock in acquisitive transactions without diluting public stockholders. As an inducement to the repurchase transaction, the Company issued a warrant to Morgan Kent Group to purchase 150,000 shares of the Company's Common Stock at an exercise price of $5.80 per common share. The warrant is exercisable immediately and has a term of seven years. The Company recorded an expense of $300 relating to the issuance of the warrant.

2. In December 1998 the Company repurchased 110,620 shares of the Company's then outstanding Common Stock from Morgan Kent Group at $4.52 per share, or approximately 20% below the average of the preceding five day trading close as reported on the NASDAQ SmallCap Market.

In October 1998 the Company granted to Mr. Stephen Maysonave, a member of the Board of Directors, 35,000 options to purchase shares of Common Stock at $3.00 per share that expire October 2003. These options were granted for services Mr. Maysonave provided as a consultant to the Company and vest December 1999. The Company recorded an expense of $39 relating to the grant of the 35,000 options.


10.    Options and Warrants

On March 6, 1998, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission in connection with, amongst other items, the Board of Directors of the Company approving the Company's 1997 Incentive Plan permitting the grant of stock options, stock appreciation rights, performance shares, stock awards, stock units and incentive awards to employees, directors and others.

The Company had previously adopted its 1995 Incentive Plan which permitted up to 600,000 shares of Common Stock to be issued thereunder. As additional shares were no longer available to be issued under the 1995 Incentive Plan, the Board adopted the 1997 Incentive Plan. The maximum number of shares to be issued under the 1997 Incentive Plan is not to exceed 1,000,000. The exercise price of each option granted is to be equal to or greater than the market price of the Company's stock on the date of grant. The terms of the options are generally over five years with vesting occurring in 25% increments beginning one year after the grant date.

Prior to the 1995 Plan, the Company had adopted the 1991 Employee and Director Stock Option Plan (the "1991 Plan"). After the adoption of the 1995 Plan, the Company amended the 1991 Plan, eliminating any further grants of options under the 1991 Plan. As of December 31, 1998 there were 115,100 fully vested options under the 1991 Plan outstanding, expiring in 2002.

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". During the years ended December 31, 1998 and 1997, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure portion of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net earnings (loss) applicable to common stockholders and earnings (loss) per share as if compensation cost for the Company's employee

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997 as follows:

         1.    Dividend yield of 0% for all years

         2.    Expected volatility ranging from .59 to .78

         3.    Risk-free interest rates ranging from 4.58% to 5.83%

         4.    Expected terms ranging from 1 to 5 years.

Under the  accounting  provisions  of SFAS No. 123, the  Company's  net earnings
(loss) applicable to common stockholders and earnings (loss) per share would have been increased to the pro forma amounts indicated below:


                                                              1998                1997                1996
                                                       ------------------  ------------------   -----------------

Net earnings (loss) applicable to common stockholders
  As reported                                                    $ 4,411             $ 4,386           $(11,736)
  Under SFAS No. 123                                               3,394               2,269            (13,263)

Earnings (loss) per share
  As reported - basic                                            $  0.90             $  0.89           $  (2.50)
  As reported - diluted                                             0.90                0.86              (2.50)
  Under SFAS No. 123-basic                                          0.69                0.46              (2.82)
  Under SFAS No. 123-diluted                                        0.69                0.44              (2.82)


A summary of the status of the Company's stock options and warrants as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

The following table summarizes information about fixed stock options and warrants outstanding at December 31:

Options                                                     1998                                1997
-------                                    ------------------------------------- --------------------------------------
                                           ------------------- ----------------- ----------------  -----------------
                                                                  Weighted                               Weighted
                                                                  Average                                Average
                                                                  Exercise                               Exercise
                                                 Shares            Price              Shares               Price
                                           ------------------- ----------------- ----------------  -----------------


Outstanding at beginning of year                      698,798           $ 11.98          526,515          $ 16.80
  Granted                                             723,885              5.51          536,875             8.90
  Exercised                                                 -              -             (16,529)           (6.90)
  Forfeited                                          (498,967)            (9.53)        (348,063)          (14.70)
                                           ------------------- ----------------- ----------------  -----------------
Outstanding at end of year                            923,716            $ 8.26          698,798          $ 11.98
                                           =================== ================= ================  =================
Options exercisable at end of year                    617,131            $ 9.80          519,344          $ 12.26
                                           =================== ================= ================  =================

Weighted average fair value
  of options granted during the year                                     $ 2.51                            $ 4.86
                                                               =================                   =================

Warrants                                                  1998                                 1997
--------                                    ------------------------------------ --------------------------------------
                                                                     Weighted                              Weighted
                                                                      Average                               Average
                                                                      Exercise                             Exercise
                                                  Shares               Price            Shares              Price
                                           ------------------- ----------------- -------------------  -----------------
Outstanding at beginning of year                      475,609           $ 14.56          667,062               $ 24.40
  Granted                                             150,826              5.82          397,017                  8.60
  Exercised                                                 -              -             (23,094)                (7.50)
  Forfeited                                           (91,943)           (36.75)        (565,376)               (22.40)
                                           ------------------- ----------------- -------------------  -----------------
Outstanding at end of year                            534,492            $ 8.27          475,609               $ 14.56
                                           =================== ================= ===================  =================
Options exercisable at end of year                    534,492            $ 8.27          475,609               $ 14.56
                                           =================== ================= ===================  =================

Weighted average fair value
  of warrants granted during the year                                    $ 1.86                                 $ 6.14
                                                               =================                      =================


                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)



The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1998:

                                                  Weighted
                       Number                      Average           Number
                   Outstanding at                 Remaining       Exercisable at
                    December 31,    Exercise   Contractual Life    December 31,
    Options             1998          Price        (Years)             1998
                  ---------------  ----------  -----------------  --------------
                          58,220      $ 3.00               4.81           15,000
                         151,920        4.88               4.42              -
                         438,329        5.63               3.14          338,153
                           5,000        6.00               4.89            5,000
                          20,000       10.00               3.43           11,666
                          75,000       10.30               3.25           75,000
                          47,370       13.50               0.94           46,186
                          25,000       15.70               3.97           25,000
                          13,100       16.30               0.19           13,100
                           1,250       17.50               0.20            1,250
                           5,500       20.60               0.59            5,500
                          64,000       21.30               0.93           62,833
                          15,000       25.60               0.84           15,000
                           4,027       28.20               1.47            3,443
                    -------------  ----------  -----------------  --------------
                         923,716      $ 8.26               3.13          617,131
                    =============  ==========  =================  ==============


                                                  Weighted
                       Number                      Average           Number
                   Outstanding at                 Remaining       Exercisable at
                    December 31,    Exercise   Contractual Life    December 31,
    Warrants           1998          Price        (Years)             1998
                  ---------------  ----------  -----------------  --------------
                         150,000      $ 5.80               6.38          150,000
                         307,502        7.50               5.95          307,502
                             731        8.63               0.46              731
                          31,375       10.00               1.80           31,375
                           1,134       13.75               1.44            1,134
                           2,500       18.40               5.59            2,500
                          30,000       18.60               3.39           30,000
                           3,750       26.88               0.10            3,750
                           7,500       26.90               0.14            7,500
                   --------------  ----------  -----------------  --------------
                         534,492      $ 8.27               5.54          534,492
                   --------------  ----------  -----------------  --------------

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

exercisable through February 1999. These warrants were valued at approximately $19.

A warrant to purchase 30,000 shares of Common Stock of the Company at an exercise price of $18.70 per share, exercisable through January 31, 2002 was granted July 1997 in consideration for ongoing services provided in the area of financial consulting. The warrant is valued at approximately $63.

A warrant to purchase 150,000 shares of Common Stock at an exercise price of $5.80 per share, exercisable through May 18, 2005 was granted to a stockholder as an inducement to allow the Company to purchase shares of Common Stock from the stockholder thereby reducing the stockholder's percentage ownership in the Company below 50%. This warrant was valued at $300. (See Note 11).

An option to purchase 35,000 shares of Common Stock at an exercise price of $3.00 per share, exercisable through October 21, 2003 was granted in October 1998 in consideration for consulting services. The option is valued at approximately $39.

The warrants issued to non-employees were recorded based on the fair values of the warrants on the grant date, using the Black-Scholes option-pricing model.

OTW adopted a 1995 Stock Option Plan during 1995. The discontinuance of operations at OTW during December, 1996, caused the options outstanding to be without value.

11.    Related Party Transactions

NCR is the holder of Boundless' mandatorily redeemable preferred stock. The Company sells display desktop devices to and purchases components from NCR and its subsidiaries. The Company's sales to NCR and its subsidiaries were $3,760, $5,858, and $15,454 for 1998, 1997 and 1996 respectively. Purchases from NCR and its subsidiaries were $73, $87, and $2,440 for those same periods, respectively. The Company had accounts receivable outstanding from NCR and its subsidiaries of approximately $232 and $224 at December 31, 1998 and 1997, respectively. In addition, the Company received cash distributions from GAI of $0, $1,459 and $2,473 for the years ended December 31, 1998, 1997 and 1996.

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

During April 1997, the Company agreed to pay Morgan Kent Group an asset utilization fee of $17 per month, or part thereof, for each month that Common Stock owned by Morgan Kent Group remained pledged as collateral against the Company's indebtedness to Chase or NCR. For 1998 such fees amounted to $210. At December 31, 1998, 500,000 shares of Common Stock owned by Morgan Kent Group remained pledged to NCR.

In April 1997, the Company signed a consulting agreement with Morgan Kent Group under which the Company agreed to pay Morgan Kent Group $20 per month to provide financial advisory services. In October, 1997, the Company prepaid this fee in the amount of $380 for services to be rendered in October 1997 and thereafter. Expenses for 1998 under this agreement were $240.

On July 18, 1997, Morgan Kent Group issued to the Company a promissory note in the amount of $50, bearing interest at the rate applicable to the Company under its revolving credit line, in consideration for a loan made by the Company. The

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

first interest payment is due one year following the execution of the note and quarterly thereafter. The note matures July 18, 1999.

During September 1997, the Company and Morgan Kent Group negotiated a repricing of the warrant which had been delivered to Morgan Kent Group in consideration for Morgan Kent Group's guarantee of the Amended Put Option to NCR. The original warrant to purchase 414,970 shares of Common Stock at $18.40 per share was exchanged for a warrant to purchase 327,847 shares of Common Stock for $7.50 per share. These warrants were determined to have approximately the same value as determined by a Black-Scholes valuation model.

In connection with the Digital Acquisition (see Note 8) Morgan Kent Group pledged 2,143,938 shares of Common Stock to Chase and 500,000 shares of Common Stock to NCR. In consideration of such pledge, the Company had expected to issue to Morgan Kent Group warrants to purchase such number of shares of Common Stock at $38.75 per share as the Board of Directors of the Company determined was appropriate after obtaining independent advice regarding the fairness of such warrants. During December, 1997, Morgan Kent Group accepted the Company's offer of $300 in lieu of the warrant, such amount having been determined by the Company's Board upon consideration of the cost to the Company to effect the issuance of such warrant.

In May 1998 the Company repurchased 600,000 shares of the Company's then outstanding Common Stock from Morgan Kent Group at $5.00 per share, or approximately 14% below the closing market price on May 15, 1998 as reported on the NASDAQ SmallCap Market. The Company repurchased these shares to reduce the voting power of Morgan Kent Group from approximately 51% to 45% and to set aside shares enabling the Company to issue up to 600,000 shares of its Common Stock in acquisitive transactions without diluting public stockholders. As an inducement to the repurchase transaction, the Company issued a warrant to Morgan Kent Group to purchase 150,000 shares of the Company's Common Stock at an exercise price of $5.80 per common share. The warrant is exercisable immediately and has a term of seven years. The Company recorded an expense of $300 relating to the issuance of the warrant.

In December 1998 the Company repurchased 110,620 shares of the Company's then outstanding Common Stock from Morgan Kent Group at $4.52 per share, or approximately 20% below the average of the preceding five day trading close as reported on the NASDAQ SmallCap Market.

In October 1998 the Company granted to Mr. Stephen Maysonave, a member of the Board of Directors, 35,000 options to purchase shares of Common Stock at $3.00 per share that expire October 2003. These options were granted for services Mr. Maysonave provided as a consultant to the Company and vest December 1999. The Company recorded an expense of $39 relating to the grant of the 35,000 options. In addition, the Company paid Mr. Maysonave $64 during 1998 relating to Mr. Maysonave's consulting efforts.

12.    Leases

The Company leases certain sales offices and miscellaneous office equipment under operating lease agreements, which expire at various times through May 2001. Total rent expense was $680, $572, and $636 in 1998, 1997 and 1996, respectively.

Future minimum rental commitments as of December 31, 1998 were as follows:

1999                          $    466
2000                               106
2001                                40
2002                                11
                              --------
                              $    623
                              ========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

13.    Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably.

14.    Segment Reporting and Geographic Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by its decision making group. To date, the Company has viewed its operations and manages its business in principally one segment, hardware sales of computer terminals and associated services. As a result , the financial information disclosed herein represents all of the material information related to the Company's principal operating segment.

Foreign sales were approximately $29,544, $30,911 and $47,500 for 1998, 1997 and 1996, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:

                                   1998           1997           1996
                              --------------------------------------------

     United Kingdom                     11%            12%            9%
     Other European countries           17%            15%           21%
     Other foreign countries             5%`            5%            4%
                              --------------------------------------------
          Total foreign sales           33%            32%            34%
                              ============================================

15.    Defined Contribution Plan

The Company provides a 401(k) retirement savings plan (the "401(k) Plan") for its full-time employees. Under the provisions of the 401(k) Plan, each participant may elect to contribute up to 15% of his or her annual salary. At its discretion, the Company may make contributions to the 401(k) Plan. During the years ended December 31, 1998, 1997 and 1996 the Company made contributions of $69, $33 and $17 to the plan.

16.    Discontinued Operations

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

17.    Subsequent Events- Credit Facilities/Debt Agreements

On January 22, 1999, Boundless Technologies entered into an agreement with the Chase Manhattan Bank extending, to April 15, 1999, a revolving line of credit which expired December 31, 1998. On April 14, 1999, Boundless Technologies and Chase signed an agreement for a new, three-year, $15,000 revolving credit facility. Terms of the new revolving credit agreement are substantially similar to terms of the expired agreement, allowing for loans and letters of credit,

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                      (In thousands, except per share data)

based upon the availability of collateral, generally a percentage of inventory and accounts receivable as specified in the agreement. The interest rate is the prime rate or LIBOR plus 2.0%. Borrowings outstanding as of December 31, 1998 under the revolving loan have been classified as long-term debt based on management's ability and intent to refinance such borrowings on a long-term basis.

The revised credit agreement also provides for a $4,000 term loan, payable in equal quarterly installments plus accrued interest beginning June 1999, over a three-year period. The interest rate applicable to the term loan is LIBOR plus
300 basis points. Proceeds from the term loan will be used to reduce the outstanding balance of Boundless Technologies revolving credit line.

Under the terms of a related interest rate swap agreement, the Company fixed its interest rate as to $4,200 under the revolving credit line and the entire term loan at 7.64% and 8.68%, respectively.

On January 26, 1999 Boundless Technologies retired the mandatorily redeemable preferred stock, payable to NCR Corp. in an amount of approximately $3,600 due January 31, 1999, through utilization of borrowing available to it under its then existing revolving line of credit. Proceeds from the term loan, referred to above, will be used to reduce the balance of the revolving line of credit.

On January 31, 1999 the Company and NCR Corporation agreed to extend the maturity date of an existing $8,000 note (the "NCR Note") originally due January 31, 1999, to April 30, 1999, to allow the Company to complete negotiations with mortgage lenders to refinance the NCR Note. The Company is presently evaluating several proposals, and believes that it is likely that a refinancing agreement will be negotiated by April 30, 1999 or that an additional extension could be obtained to allow such negotiations to be finalized. The rate of interest applicable to the NCR Note is 8% per annum from January 1, 1999 through March 26, 1999 and 12% per annum thereafter until April 30, 1999.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                     (In thousands, except per share data)

                                                             December 31,
                                                       -------------------------
                              ASSETS                     1998            1997
                                                       -------------------------
Current assets:
  Cash and cash equivalents                            $         -   $        -
  Accounts receivable                                           50           50
  Other current assets                                         130          403
                                                       -------------------------
   Total current assets                                        180          453

Investments in and advances to subsidiaries
   (eliminated in consolidation)                           17,300        15,750
Other assets                                                    6            45
                                                       -------------------------
                                                        $  17,486    $   16,248
                                                       =========================

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses                 $     829    $      841
                                                       -------------------------
   Total current liabilities                                  829           841
                                                       -------------------------
   Total liabilities                                          829           841
Commitments and contingencies
Stockholder's equity:
Preferred stock, $0.01 par value, 1,000,000 shares
 authorized, none issued                                       -              -
Common stock, $0.01 par value, 25,000,000 shares
 authorized, 4,428,609 and 5,139,228 shares issued
 at December 31, 1998 and 1997, respectively                   44            51
 Additional paid-in capital                                30,940        34,094
 Accumulated deficit                                      (14,327)      (18,738)
                                                       -------------------------
  Total stockholder's equity                               16,657        15,407
                                                       -------------------------
                                                        $  17,486    $   16,248
                                                       -------------------------

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                     (In thousands, except per share data)

                                                                                December 31,
                                                                        ----------------------------------------
                                                                             1998          1997       1996
                                                                        ------------   ----------- -------------
Sales                                                                    $       -     $       -    $        -
Cost of sales                                                                    -             -             -
                                                                        ------------   ----------- -------------
 Gross margin                                                                    -             -             -
Expenses:
  Operating                                                                     684           234         2,367
  Interest                                                                       32            98            52
  Other (income) and expenses                                                   510           250          (323)
                                                                        ------------   ----------- -------------
                                                                              1,226           582         2,096
                                                                        ------------   ----------- -------------
Loss before benefit for income taxes and other items below                   (1,226)         (582)       (2,096)
Benefit (provision) for income taxes                                            162           198          (191)
                                                                        ------------   ----------- -------------
Loss before equity in income of consolidated subsidiaries                    (1,064)         (384)       (2,287)

Equity in income of consolidated subsidiaries, net of preferred stock
   dividend of $497 in 1998, 1997 and 1996                                    5,475         4,770           203
                                                                        ------------   ----------- -------------

Income (loss) from continuing operations                                      4,411         4,386        (2,084)
Equity in loss from discontinued operations                                       -             -        (9,652)
                                                                        -------------  ----------- -------------

Earnings (loss) available for common stockholders                        $    4,411    $    4,386   $    (11,736)
                                                                        =============  =========== =============

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               For the Years Ended
                     (In thousands, except per share data)

                                                                                              December 31,
                                                                        ---------------------------------------
                                                                             1998          1997       1996
                                                                        --------------------------  -----------
Net cash flows provided by operating activities                         $     5,050   $     5,497   $  (10,747)
                                                                        ------------  ------------  -----------
Cash flows from investing activities:
 Decrease (increase) in investments in subsidiaries                          (1,550)       (7,152)       5,211
 Payments for other assets                                                       -             -           (44)
                                                                        ------------  ------------  -----------
 Net cash provided by (used in )investing activities                         (1,550)       (7,152)       5,167
                                                                        ------------  ------------  -----------
Cash flows from financing activities:
 Proceeds from sale of convertible notes                                         -          1,700        1,500
 Costs associated with issuance of debt                                          -           (187)          -
 Purchase and retirement of common stock                                     (3,500)           -            -
 Proceeds from issuance of common stock                                          -            136        3,980
                                                                        --------------------------  -----------
  Net cash provided by (used in) financing activities                        (3,500)        1,649        5,480
                                                                        --------------------------  -----------
Net decrease in cash and cash equivalents                                        -            (6)         (100)
Cash and cash equivalents at beginning of year                                   -             6           106
                                                                        --------------------------  -----------
Cash and cash equivalents at end of year                                $        -    $       -     $        6
                                                                        ==========================  ===========
Non-cash transactions:
 Conversion of convertible notes into common stock                      $        -   $     1,700   $     1,500
 Options, warrants and common stock issued for services                        339            63         1,424
 Issuance of common stock for preferred dividend of subsidiary                   -           497           497
 Issuance of common stock for TradeWave obligation                               -             -           300

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        For the Years Ended December 31,
                     (In thousands, except per share data)

                        Balance at                                   Balance at
                       Beginning of                                    End of
     Description          Period        Additions     Deductions       Period
-------------------  ----------------  -----------  --------------  ------------
Allowances:
 Doubtful accounts:
       1998            $         284    $     209    $       4 (A)   $      489
       1997                    1,227          (20)         923 (A)          284
       1996                    1,407          150          330 (A)        1,227
Inventory reserves:
       1998            $       3,996    $     808    $   1,531 (B)   $    3,273
       1997                    5,853         (595)       1,262 (B)        3,996
       1996                    3,032        3,845        1,024 (B)        5,853

(A)  Includes accounts written off during the period.
(B)  Includes inventory written off during the period.

                             BOUNDLESS CORPORATION

                           INDEX OF EXHIBITS ATTACHED


Exhibit No.                   Description of Exhibits
-----------                   -----------------------

    10(aa) Employment Agreement, dated June 1, 1998, among the Registrant, Boundless Technologies, Inc. and J. Gerald Combs.

    10(bb) Employment Agreement, dated February 9, 1998, between Boundless Technologies, Inc.
                              and Kenneth East.

    23                        Consent of BDO Seidman, LLP

    27                        Financial Data Schedule