Form 10-Q
period 1999-03-31
BOUNDLESS CORP
filed 1999-05-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                         Commission File Number 0-17977

                              BOUNDLESS CORPORATION

             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other Jurisdiction of Incorporation or Organization)

                                   13 -3469637
                      (I.R.S. Employer Identification No.)

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

Yes X     No
   ----     ----

As of April 16, 1999, the Registrant had approximately 4,428,609 shares of Common Stock, $.01 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
   December 31, 1998......................................................3

Consolidated Statements of Operations (unaudited)
   for the three months ended March 31, 1999 and 1998.....................4

Consolidated Statements of Cash Flows (unaudited)
   for the three months ended March 31, 1999 and 1998.....................5

Notes to Consolidated Financial Statements (unaudited)....................6

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)



                                     ASSETS
                                                                                                    March 31,       December 31,
                                                                                                      1999              1998
                                                                                                 ---------------- -----------------
Current assets:                                                                                  (unaudited)
   Cash and cash equivalents.....................................................................       $    613          $    732
   Trade accounts receivable, net................................................................         14,351            13,274
   Income tax refund.............................................................................          1,905             1,905
   Inventories...................................................................................         12,178            12,565
   Deferred income taxes.........................................................................          2,470             2,470
   Prepaid expenses and other current assets.....................................................            318               462
                                                                                                 ---------------- ----------------
      Total current assets.......................................................................         31,835            31,408
Property and equipment, net......................................................................         10,312            10,251
Goodwill, net....................................................................................          7,081             7,350
Other assets.....................................................................................            255               339
                                                                                                 ---------------- ----------------
                                                                                                        $ 49,483          $ 49,348
                                                                                                 ================ ================
                                      LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.............................................................        $ 9,333           $ 8,000
   Accounts payable..............................................................................          6,296             6,817
   Accrued expenses..............................................................................          7,856             7,074
   Deferred revenue..............................................................................             86               116
                                                                                                 ---------------- ----------------
      Total current liabilities..................................................................         23,571            22,007
                                                                                                 ---------------- ----------------
Long-term liabilities:
   Long-term debt, less current maturities.......................................................          6,867             5,500
   Deferred income taxes.........................................................................          1,002             1,002
   Other ........................................................................................            627               627
                                                                                                 ---------------- ----------------
      Total long-term liabilities................................................................          8,496             7,129
                                                                                                 ---------------- ----------------
      Total liabilities..........................................................................         32,067            29,136

Mandatorily redeemable preferred stock of subsidiary.............................................              -             3,555
                                                                                                                  ----------------
Stockholders' equity:
   Preferred stock...............................................................................              -                 -
   Common stock..................................................................................             44                44
   Additional paid-in capital....................................................................         31,061            30,940
   Accumulated deficit...........................................................................        (13,689)          (14,327)
                                                                                                 ---------------- ----------------
      Total stockholders' equity.................................................................         17,416            16,657
                                                                                                 ---------------- ----------------
                                                                                                        $ 49,483          $ 49,348
                                                                                                 ================ ================

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                        1999           1998
                                                 ---------------- --------------
                                                   (unaudited)     (unaudited)

Revenue..........................................       $ 21,056        $ 22,864
Cost of revenue..................................         14,890          16,603
                                                 ---------------- --------------
           Gross margin..........................          6,166           6,261
                                                 ---------------- --------------

Operating expenses:
   Sales and marketing...........................          1,933           2,034
   General and administrative....................          1,660           1,413
   Research and development......................          1,074             868
   Other charges.................................             59              71
                                                 ---------------- --------------
      Total operating expenses...................          4,726           4,386
                                                 ---------------- --------------
           Operating income......................          1,440           1,875
   Interest expense, net.........................            329             671
                                                 ---------------- --------------
Income before income taxes.......................          1,111           1,204
Income tax expense...............................            422             459
                                                 ---------------- --------------
Net income.......................................            689             745
Dividend on preferred stock of subsidiary........             51             124
                                                 ---------------- --------------
Earnings available for common stockholders.......       $    638        $    621
                                                 ================ ==============
Weighted average common shares outstanding.......          4,429           5,139
                                                 ================ ==============
Basic earnings per common share..................       $   0.14        $   0.12
                                                 ================ ==============
Weighted average dilutive shares outstanding.....          4,447           5,163
                                                 ================ ==============
Diluted  earnings per common share...............       $   0.14        $   0.12
                                                 ================ ==============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)
                      For the Three Months Ended March 31,
                                  (unaudited)

                                                                                                      1999            1998
                                                                                                     --------------  --------------
Cash flows from operating activities:
   Net income........................................................................................        $ 689           $ 745
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..................................................................          536             809
      Loss from disposal of assets...................................................................            -              24
      Deferred revenues..............................................................................          (30)            (72)
      Provision for doubtful accounts................................................................           35              24
      Provision for excess and obsolete inventory....................................................          279             477
      Options and warrants issued for services.......................................................          121               -
   Changes in assets and liabilities:
      Trade accounts receivable......................................................................       (1,112)          2,146
      Inventories....................................................................................          108          (1,026)
      Other assets...................................................................................          189              38
      Accounts payable and accrued expenses..........................................................          260          (1,293)
                                                                                                     --------------  --------------
Net cash provided by operating activities............................................................        1,075           1,872
                                                                                                     --------------  --------------
Cash flows from investing activities:
   Capital expenditures..............................................................................         (288)           (191)
                                                                                                     --------------  --------------
Cash flows from financing activities:
   Payment of mandatorily redeemable preferred stock.................................................       (3,555)              -
   Net change in revolving loan payable..............................................................        2,700          (1,900)
   Costs associated with the issuance of debt........................................................          (51)              -
                                                                                                     --------------  --------------
Net cash used in financing activities................................................................         (906)         (1,900)
                                                                                                     --------------  --------------
Net decrease in cash and cash equivalents............................................................         (119)           (219)
Cash and cash equivalents at beginning of period.....................................................          732           2,929
                                                                                                     --------------  --------------
Cash and cash equivalents at end of period...........................................................     $    613         $ 2,710
                                                                                                     ==============  ==============
Non-cash transactions:
   Dividend on preferred stock of subsidiary.........................................................     $      -         $   124
   Options, warrants and common stock issued for services............................................          121               -
Cash paid for:
   Interest..........................................................................................          123             347
   Taxes.............................................................................................            -             125



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollar amounts in thousands)
                                   (unaudited)

1.    Condensed Consolidated Financial Statements

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:


                                                   March 31,     December 31,
                                                     1999            1998
                                                --------------  --------------
Raw materials and purchased components.........  $     9,960     $    10,264
Finished Goods.................................        1,784           1,915
Demonstration equipment........................           56              71
Service parts..................................          378             315
                                                --------------  --------------
Total inventories                                $    12,178     $    12,565
                                                ==============  ==============


4.   Equity

At March 31, 1999 and December 31, 1998 stockholders' equity consisted of the following:

                                                   March 31,     December 31,
                                                     1999            1998
                                                --------------  --------------
Preferred stock, $0.01 par value, 1,000,000
  shares authorized, none issued...............  $         -     $         -
Common stock, $0.01 par value, 25,0900,000
  shares authorized, 4,428,609 and 4,428,609
  shares issued at March 31, 1999 and
  December 31, 1998, respectively..............           44              44
Additional paid-in capital.....................       31,061          30,940
Accumulated deficit............................      (13,689)        (14,327)
                                                --------------  --------------
  Total stockholders' equity...................  $    17,416     $    16,657
                                                ==============  ==============

5.   Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the first quarter ended March 31, 1999 and 1998, sales to two major OEMs as a percentage of total revenues were 25% and 21%, respectively.

6.   Business Segments

The Company's manufacturing is conducted at its New York facility and its sales force operates from six geographically dispersed locations in the United States and European offices in the Netherlands and United Kingdom.

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by its decision making group. To date, the Company has viewed its operations and manages its business in principally one segment, hardware sales of computer terminals and associated services. As a result, the financial information disclosed herein represents all of the material information related to the Company's principal operating segment.

Pertinent financial data by major geographic segments for the first quarter ended March 31, 1999 and 1998 are:


                                                   March 31,       March 31,
                                                     1999            1998
                                                --------------  --------------
Net sales to unaffiliated customers:
United States..................................  $    13,875     $    15,714
United Kingdom.................................        3,456           2,158
Other European countries.......................        2,727           3,716
Other foreign areas............................          998           1,276
                                                --------------  --------------
Total sales....................................  $    21,056     $    22,864
                                                --------------  --------------


7.   Comprehensive Income

The Company has no material items of other comprehensive income. Comprehensive income for the periods ended March 31, 1999 and 1998 was equal to reported net income.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

First quarter of 1999 compared with first quarter of 1998
---------------------------------------------------------

Revenue - Revenue for the quarter ended March 31, 1999 was $21,056 as compared to $22,864 for the quarter ended March 31, 1998.

Sales of the Company's General Display Terminals declined 7% to $17,548 for the quarter ended March 31, 1999 from $18,878 for the quarter ended March 31, 1998. The decline for the latest quarter is principally attributable to a decline of $1,135 in sales to VT and Dorio distributors. The VT and Dorio terminals are based on a proprietary architecture and, as a result, its users requiring flexibility are prone to more quickly move to alternative platforms. Demand for the General Display Terminals continues to decline as competing technologies, including WBTs, are gaining market share.

Sales of the Company's WBT hardware and software amounted to $2,781 versus $2,074 for the periods ended March 31, 1999 and 1998, respectively. The Company is targeting the approximately 35 million users of General Display Terminals and Network Graphics Displays many of whom are currently transitioning or intending to transition to graphical applications that include Windows, the Internet and Java. In addition, the Company is targeting the task-oriented users of older, less capable PCs that are unable to run the latest Windows applications, including those users in business and education. The Company believes its unique ability to customize its WBT products to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate thin client marketplace.

Net revenue from the Company's repairs and spare parts business decreased 38%, or $309, to $501 for the quarter ended March 31, 1999, from $810 for the quarter ended March 31, 1998. The decline was mainly due to reduced spares sales to NCR, which was a result of the overall decline in unit sales to NCR during 1998.

IBM and Digital were the most significant customers for the Company's products, accounting for 18% and 7% of revenue respectively, for the quarter ended March 31, 1999. The loss of IBM or Digital as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margin for the three months ended March 31, 1999 was $6,166 (29% of revenue) compared to gross margin of $6,261 (27% of revenue) for the first quarter of 1998. The increase in gross margin as a percent of revenue is attributable to cost reductions achieved in the Company's General Display Terminals.

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

Total Operating Expenses - For the quarter ended March 31, 1999, operating expenses were $4,726 (22% of revenue), compared to expenses for the first quarter of 1998 of $4,386 (19% of revenue).

Sales and Marketing Expenses - Sales and marketing expenses decreased 5% to $1,933 (9% of revenue) for the quarter ended March 31, 1999 from $2,034 (9% of revenue) for the quarter ended March 31, 1998. This year-to-year decrease is not expected to continue as the Company increases the investment in activities targeted to enhance its standing and reputation as a premier provider of WBT solutions.

The Company promotes its products using media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs. The Company's installed base of over five million units is the primary target market for its new line of WBTs. The Company's plan to reach this market is based on direct mail, telemarketing and advertising and an aggressive public relations campaign, including several domestic and international press tours. The Company will also participate in several key trade shows during the remainder of 1999.

General and Administrative Expenses - General and administrative expenses increased to $1,660 (8% of revenue), from $1,413 (6% of revenue) for the three months ended March 31, 1999 and 1998, respectively. The increase is mainly due to expensing the estimated value of common stock options ($121) granted to Board members for services provided to the Company.

Research and Development Expenses - Research and development expenses for the first quarter increased 24% to $1,074 in 1999 from $868 in 1998. The increase is related to development expenses associated with the Company's WBT product family.

Interest Expense - Interest expense for the quarter ended March 31, 1999 was $329 compared to $671 for the comparable period in 1998. This decrease was mainly due to capitalized debt financing costs that were fully amortized in 1998 as non-cash interest expense. Replacement debt financing costs will be incurred in the second quarter of 1999 but at a lower level than in previous years. Cash interest also decreased due to a reduction in the amount of debt outstanding under the Company's revolving credit facility and a decline in interest rates.

Income Tax Expense - Income tax expense for the quarter ended March 31, 1999 was $422 (38% of income before tax) compared to $459 (38% of income before tax)in 1998.

Net Income - For the quarter ended March 31, 1999, net income was $689 (3% of revenue), compared to $745(3% of revenue) for 1998.

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

As of March 31, 1999, the Company had working capital of $8,264 as compared to $9,401 at December 31, 1998. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

The Company is highly leveraged. As of March 31, 1999, the Company had tangible net worth of $10,120 and total liabilities of $32,067. The Company's cash requirements at March 31, 1999 included repayment of a revolving loan of $8,200, plus interest, and a mortgage note (the "NCR Note") of $8,000, plus interest, due June 15, 1999.

Borrowing under the revolving loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. Up to $5,000 is available under the revolving loan for letters of credit. As a result of the borrowing base formula, the credit available to the Company could be adversely restricted in the event of further declines in the Company's sales and increases in orders may not be able to be financed under the Company's revolving credit line.

On April 14, 1999, Boundless Technologies and Chase Manhattan Bank ("Chase"), acting as agent, signed an agreement for a new, three-year, $15,000 revolving credit agreement. Terms of the new revolving credit agreement are substantially similar to terms of the expired agreement, allowing for loans and letters of credit, based upon the availability of collateral, generally a percentage of inventory and accounts receivable as specified in the agreement. The revised credit agreement also provides for a $4,000 term loan, payable in equal quarterly installments plus accrued interest beginning June 1999, over a three-year period. In connection with the new revolving credit agreement the Company issued a warrant to Chase to purchase 50,000 shares of Common Stock at exercise prices per share of $4.50 and $7.00 for 35,000 and 15,000 shares of Common Stock, respectively. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

In connection with the revolving credit and term loan agreement the Company entered into an interest rate swap agreement whereby the Company established fixed interest rates applicable to the term loan and $4,000 of the balance of the revolving credit loan at 8.68% and 7.64% respectively. The amount of interest rate swap coverage with respect to the term loan declines quarterly based on the scheduled principal payments.

On January 31, 1999 the Company and NCR Corporation agreed to extend the maturity date of the existing $8,000 note originally due January 31, 1999, to April 30, 1999. On May 3, 1999, the Company and NCR agreed to further extend the due date to June 15, 1999 to allow the Company to complete negotiations with a mortgage lender to refinance the NCR Note. The Company has received a commitment letter from a mortgage lender for the refinancing and anticipates closing the new mortgage agreement by the June 15 due date.

With the exception of the $8,000 NCR note, which is secured by a mortgage on the Company's Hauppauge facility, the Company believes that cash generated from operations and available under the Company's revolving credit line will be sufficient to pay its obligations as they become due.

Net cash provided by operating activities for the three months ended March 31, 1999 was $1,075; due principally to net income of $689, non-cash expenses (principally depreciation) of $971, a reduction in inventories of $108 and increases in payables and accrued expenses of $260. These increases in cash provided by operating activities were partially offset by an increase in receivables of $1,112. Net cash used in investing activities was comprised of capital expenditures of $288. Net cash used in financing activities included $3,606 to retire the Company's mandatorily redeemable preferred stock and pay its remaining dividend. This was funded from the Company's revolving loan, which had a net increase of $2,700.


FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and, depending on the context, "will," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described in the Company's Form 10-K for the year ended December 31, 1998. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.


YEAR 2000 COMPLIANCE

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information referencing the year 2000. This is commonly referred to as the "Year 2000 issue." The Company is addressing this issue on several different fronts. With respect to products the Company offers for sale, either to OEMs or through distribution, the Company has verified the products are Year 2000 compliant. The Company has assigned a team to monitor Year 2000 compliance. This team is charged with ensuring Year 2000 compliance for all hardware and software products through its purchasing process, as well as assessing Year 2000 readiness and risk to the Company with respect to the compliance of its critical vendors and suppliers. Finally, the Company has a team assigned to coordinate the Year 2000 program for its internal systems and devices. At present, Year 2000 compliance of the Company's internal systems and devices is scheduled to be substantially complete by July of 1999, with continued testing of compliance throughout 1999. The total costs related to the Company's Year 2000 program are not estimated to be material to the Company's financial position or results of operations, and are charged to expense as incurred. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 program and is subject to change as it progresses. Based on current information and assessment, the Company does not believe that the Year 2000 issue discussed above as it relates to products sold to customers or the Company's internal systems will be material to its financial position or results of operations or that its business will be adversely affected in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or one or more critical vendors or suppliers fail due to Year 2000 issues, the Company's business and its results of operations could be adversely affected.

NEW ACCOUNTING STANDARD

SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No. 133 will have, if any, on its consolidated financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates, relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At March 31, 1999, two interest rate swap agreements, each in a principal amount of $4,000, were outstanding.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 1999 the Company's investments consisted of the investment of excess cash balances in overnight time deposits offered by Chase Manhattan Bank in London.

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


                           PART II - OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10(a): Amended and Restated Credit Agreement and Guaranty dated as of April 14,1999 among Boundless Technologies, Inc. as borrower, Boundless Acquisition Corp. and Boundless Corporation, as guarantors, and The Chase Manhattan Bank, Silicon Valley Bank and National Bank of Canada as the Banks.

Exhibit 10(b): Common Stock Purchase Warrant dated as of April 14, 1999 issued to Chase Manhattan Bank for the purchase of up to 50,000 shares of the issuers common stock.

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I- Financial Information, Item 1- Financial Statements, contained in this Form 10-Q.

Exhibit 27:  Financial  Data Schedule for the quarter ended March 31, 1999.

(b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1999



Boundless Corporation

By: /s/Joseph Gardner
------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

                           INDEX OF ATTACHED EXHIBITS
                        BOUNDLESS CORPORATION FORM 10-Q

Exhibit 10(a) Amended and Restated Credit Agreement and Guaranty dated as of April 14, 1999 among Boundless Technologies, Inc. as borrower, Boundless Acquisition Corp. and Boundless Corporation, as guarantors, and The Chase Manhattan Bank, Silicon Valley Bank and National Bank of Canada as the Banks.

Exhibit 10(b) Common Stock Purchase Warrant dated as of April 14, 1999 issued to Chase Manhattan Bank for the purchase of up to 50,000 shares of the Issuer's common stock.

Exhibit 27          Financial  Data  Schedule  for the  quarter  ended March 31,
                    1999.