Form 10-Q
period 1999-06-30
BOUNDLESS CORP
filed 1999-08-13
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the Quarterly Period Ended June 30,1999



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


As of July 6, 1999, the Registrant had approximately 4,438,376 shares of Common Stock, $.01 par value per share outstanding.

                                    1 of 14

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
   December 31, 1998.........................................................3

Consolidated Statements of Operations (unaudited)
   for the three and six months ended June 30, 1999 and 1998.................4

Consolidated Statements of Cash Flows (unaudited)
   for the six months ended June 30, 1999 and 1998...........................5

Notes to Consolidated Financial Statements (unaudited).......................6



                                    2 of 14

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                                                      June 30,        December 31,
                                                                        1999              1998
            ASSETS                                                 ---------------- -----------------
Current assets:                                                       (unaudited)
   Cash and cash equivalents.......................................          $ 395             $ 732
   Trade accounts receivable, net..................................         14,625            13,274
   Income tax refunds..............................................          1,350             1,905
   Inventories.....................................................         12,802            12,565
   Deferred income taxes...........................................          2,470             2,470
   Prepaid expenses and other current assets.......................            904               462
                                                                   ---------------- ----------------
      Total current assets.........................................         32,546            31,408
Property and equipment, net........................................         10,292            10,251
Goodwill, net......................................................          6,811             7,350
Other assets.......................................................            490               339
                                                                   ---------------- ----------------
                                                                          $ 50,139          $ 49,348
                                                                   ================ ================

                                      LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt  (Note 8)......................        $ 1,333           $ 8,000
   Accounts payable.................................................          7,333             6,817
   Accrued expenses.................................................          7,177             7,074
   Deferred revenue.................................................             94               116
                                                                    ---------------- ----------------
      Total current liabilities.....................................         15,937            22,007
                                                                    ---------------- ----------------
Long-term liabilities:
   Long-term debt, less current maturities  (Note 8)................         14,917             5,500
   Deferred income taxes............................................          1,002             1,002
   Other ...........................................................            619               627
                                                                    ---------------- ----------------
      Total long-term liabilities...................................         16,538             7,129
                                                                    ---------------- ----------------
      Total liabilities.............................................         32,475            29,136

Mandatorily redeemable preferred stock of subsidiary................              -             3,555
                                                                    ---------------- ----------------
Stockholders' equity:
   Preferred stock..................................................              -                 -
   Common stock.....................................................             44                44
   Additional paid-in capital.......................................         31,246            30,940
   Accumulated deficit..............................................        (13,626)          (14,327)
                                                                    ---------------- ----------------
      Total stockholders' equity....................................         17,664            16,657
                                                                    ---------------- ----------------
                                                                           $ 50,139          $ 49,348
                                                                    ================ ================

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    3 of 14

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                             Six Months Ended         Three Months Ended
                                                                 June 30,                  June 30,
                                                         ------------------------- -------------------------
                                                             1999         1998         1999          1998
                                                         ------------ ------------ ------------- -----------
                                                                (unaudited)               (unaudited)
Revenue..................................................   $ 41,286     $ 44,794      $ 20,230     $ 21,930
Cost of revenue..........................................     29,599       32,430        14,709       15,827
                                                         ------------ ------------ ------------- -----------
           Gross margin..................................     11,687       12,364         5,521        6,103
                                                         ------------ ------------ ------------- -----------
Operating expenses:
   Sales and marketing...................................      4,393        4,285         2,460        2,251
   General and administrative............................      3,384        3,023         1,725        1,610
   Research and development..............................      2,395        1,638         1,321          770
   Other charges.........................................       (550)        (462)         (609)        (532)
                                                         ------------ ------------ ------------- -----------
      Total operating expenses...........................      9,622        8,484         4,897        4,099
                                                         ------------ ------------ ------------- -----------
           Operating income..............................      2,065        3,880           624        2,004
   Interest expense, net.................................        751        1,347           422          676
   Other nonrecurring expenses...........................        101            -           101            -
                                                         ------------ ------------ ------------- -----------
Income before income taxes...............................      1,213        2,533           101        1,328
Income tax expense.......................................        461          782            39          323
                                                         ------------  ----------- ------------- -----------
Net income...............................................        752        1,751            62        1,005
Dividend on preferred stock of subsidiary................         51          249             -          124
                                                         ------------ ------------ ------------- -----------
Earnings available for common stockholders...............      $ 701      $ 1,502          $ 62        $ 881
                                                         ============ ============ ============= ===========
Weighted average common shares outstanding...............      4,430        5,024         4,431        4,945
                                                         ============ ============ ============= ===========
Basic earnings per common share..........................     $ 0.16       $ 0.30        $ 0.01       $ 0.18
                                                         ============ ============ ============= ===========
Weighted average dilutive shares outstanding.............      4,458        5,077         4,473        5,026
                                                         ============ ============ ============= ===========
Diluted  earnings per common share.......................     $ 0.16       $ 0.30        $ 0.01       $ 0.18
                                                         ============ ============ ============= ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    4 of 14

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)
                        For the Six Months Ended June 30,

                                   (unaudited)


                                                                               1999           1998
                                                                          -------------- -------------
Cash flows from operating activities:
   Net income.............................................................        $ 752        $ 1,751
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.......................................        1,084          1,624
      Loss from disposal of assets........................................            8             35
      Deferred revenues...................................................          (22)            66
      Provision for doubtful accounts.....................................          206            412
      Provision for excess and obsolete inventory.........................        1,133            578
      Options and warrants issued for services............................          251              -
   Changes in assets and liabilities:
      Trade accounts receivable...........................................       (1,557)           (17)
      Income tax refunds..................................................          555              -
      Inventories.........................................................       (1,370)        (1,497)
      Other assets........................................................         (351)           159
      Accounts payable and accrued expenses...............................          611         (1,098)
                                                                          -------------- -------------
Net cash provided by operating activities.................................        1,300          2,013
                                                                          -------------- -------------
Cash flows from investing activities:
   Capital expenditures...................................................         (502)          (425)
                                                                          -------------- -------------
Cash flows from financing activities:
   Payment of mandatorily redeemable preferred stock......................       (3,555)             -
   Purchase of treasury stock.............................................            -         (3,000)
   Net change in loans payable............................................            -           (900)
   Payment of long term notes.............................................       (8,000)             -
   Proceeds from issuance of long-term debt...............................       10,365              -
   Proceeds from exercise of employee stock options.......................           55              -
                                                                          -------------- -------------
Net cash used in financing activities.....................................       (1,135)        (3,900)
                                                                          -------------- -------------
Net decrease in cash and cash equivalents.................................         (337)        (2,312)
Cash and cash equivalents at beginning of period..........................          732          2,929
                                                                          -------------- -------------
Cash and cash equivalents at end of period................................        $ 395          $ 617
                                                                          ============== =============
Non-cash transactions:
   Dividend on preferred stock of subsidiary..............................          $ -          $ 124
   Options, warrants and common stock issued for services.................          251              -
Cash paid for:
   Interest...............................................................          804            347
   Taxes..................................................................            9            125

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    5 of 14

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollar amounts in thousands)
                                   (unaudited)



1.    Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal occurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been reclassified to conform to current period presentation. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

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

3.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                                            June 30,            December 31,
                                                                              1999                   1998
                                                                      --------------------- ----------------------
Raw materials and purchased components................................             $ 10,057               $ 10,264
Finished goods........................................................                2,330                  1,915
Demonstration equipment...............................................                   41                     71
Service parts.........................................................                  374                    315
                                                                       --------------------- ----------------------
Total inventories ....................................................             $ 12,802               $ 12,565
                                                                       ===================== ======================

                                    6 of 14

4.  Equity

At June 30, 1999 and December 31, 1998 stockholders' equity consisted of the following:

                                                                            June 30,            December 31,
                                                                              1999                   1998
                                                                      --------------------- ----------------------
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued............................................                 $ -                    $ -
Common stock, $0.01 par value, 25,000,000 shares
   authorized, 4,438,376 and 4,428,609 shares issued
   at June 30, 1999 and December 31,1998, respectively................                  44                     44
Additional paid-in capital............................................              31,246                 30,940
Accumulated deficit...................................................             (13,626)               (14,327)
                                                                      --------------------- ----------------------
   Total stockholders' equity.........................................            $ 17,664               $ 16,657
                                                                      ===================== ======================

5.     Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the second quarter ended June 30, 1999 and 1998, sales to two major OEMs as a percentage of total revenues were 21% and 22%, respectively.

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

Pertinent financial data by major geographic segments for the second quarter ended June 30, 1999 and 1998 are:

                                                                            June 30,              June 30,
                                                                              1999                   1998
                                                                      --------------------- ----------------------
Net sales to unaffiliated customers:
United States.........................................................            $ 12,779               $ 14,968
United Kingdom........................................................               3,125                  2,666
Other European countries..............................................               3,108                  3,191
Other foreign areas...................................................               1,218                  1,105
                                                                      --------------------- ----------------------
Total sales ..........................................................            $ 20,230               $ 21,930
                                                                      ===================== ======================

7.     Comprehensive Income

The Company has no material items of other comprehensive income. Comprehensive income for the periods ended June 30, 1999 and 1998 was equal to reported net income.

                                    7 of 14

8.  Debt

Long term debt at June 30, 1999 and December 31, 1998 consisted of the following:

                                                                                         June 30,            December 31,
                                                                                           1999                   1998
                                                                                   --------------------- ----------------------
Note payable to  Independence  Community Bank bearing  interest at 7.75% payable monthly, balloon payment due on or before July 1, 2009,
  collateralized by land and building                                                           $ 6,750                    $ -
Note payable to NCR, bearing interest at  8% payable
  quarterly, principal due on or before June 15, 1999,
  collateralized by land and building                                                                                    8,000
Term loan                                                                                         4,000
Revolving loan                                                                                    5,500                  5,500
                                                                                   --------------------- ----------------------
                                                                                                 16,250                 13,500
Less current maturities on long-term debt                                                         1,333                  8,000
                                                                                   --------------------- ----------------------
                                                                                               $ 14,917                $ 5,500
                                                                                   ===================== ======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Six Month Period Ending June 30,1999
------------------------------------------------------
General - During the quarter ended June 30, 1999 the Company completed negotiations and closed on agreements for the renewal of its revolving line of credit and replacement financing for an existing note payable. The terms of both new financings are generally more favorable than those they replace and provide a better balance between the Company's short and long-term assets and liabilities. (See "Liquidity and Capital Resources")

During the most  recent  quarter  the  Company  also  continued  its  efforts to diversify and minimize the risks associated with the declining General Display Terminals market. In concert with Boundless' internal development efforts, during April 1999 Boundless became a founding board member of the ASP Industry Consortium. This group is chartered to educate the marketplace, sponsor research and promote open standards and guidelines for the development of intelligent, Internet-ready devices ("Internet Appliances"). Internet Appliances are low-cost, easy-to-use, consumer-focused devices designed to bring the features and benefits of the Internet to consumers.

Revenue - Revenue for the quarter ended June 30, 1999 was $20,230 as compared to $21,930 for the quarter ended June 30, 1998. Revenue for the six months ended June 30 was $41,286 for 1999 versus $44,794 for 1998.

Sales of the Company's General Display Terminals declined 10% to $16,408 for the quarter ended June 30, 1999 from $18,282 for the quarter ended June 30, 1998. Demand for General Display Terminals continues to decline as competing technologies, including WBTs, are gaining market share. For these reasons, sales of General Display Terminals for 1999 are not expected to reach the levels achieved in 1998.

                                    8 of 14

Sales of the Company's WBT hardware, marketed under the trade names Viewpoint(R) TC and Capio, and WBT software, marketed under the trade name Viewpoint(R) Administrator, increased 30% to $3,146 from $2,417 for the quarters ended June 30, 1999 and 1998, respectively. The Company is targeting the approximately 35 million users of General Display Terminals and Network Graphics Displays many of whom are currently transitioning or intending to transition to graphical applications that include Windows, the Intranet and Java. In addition, the Company is targeting the task-oriented users of older, less capable PCs that are unable to run the latest Windows applications, including those users in business and education. The Company believes its unique ability to customize its Viewpoint TC products to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate thin client marketplace.

Net revenue from the Company's repairs and spare parts business was $536 for the quarter ended June 30, 1999, down from $590 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, repairs and spare parts sales were $1,037 versus $1,305 for the comparable period in 1998.

IBM and Digital were the most significant customers for the Company's products, accounting for 16% and 5% of revenue respectively, for the quarter ended June 30, 1999. The loss of IBM or Digital as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margin for the three and six months ended June 30, 1999 were $5,521 (27% of revenue) and $11,687 (28% of revenue) respectively, as compared to gross margins of $6,103 (28% of revenue) and $12,364 (28% of revenue) for the comparable periods in 1998. Gross margin in the second quarter of 1999 includes a write-down to market reserve of $824 against inventory obsolescence risk associated with Boundless' first generation WBT. Excluding this reserve, gross margin for the quarter ended June 30, 1999 would have been 31%. While the Company intends to develop marketing programs to recover this reserve or minimize future risks, there can be no assurance the Company will be successful in its efforts.

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

Total Operating Expenses - For the quarter ended June 30, 1999, operating expenses were $4,897 (25% of revenue), compared to expenses for the second quarter of 1998 of $4,099 (19% of revenue). For the six months ended June 30, 1999, operating expenses were $9,622 (23% of revenue) compared to expenses in the comparable period in 1998 of $8,484 (19% of revenue).

Sales and Marketing Expenses - Sales and marketing expenses increased 9% to $2,460 (12% of revenue) for the quarter ended June 30, 1999 from $2,251 (10% of revenue) for the quarter ended June 30, 1998. Expenses for the first six months were $4,393 in 1999 versus $4,285 in 1998. The increase in the second quarter of 1999 is mainly the result of increased sales activities and personnel targeting Boundless' OEM and WBT markets.

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

                                    9 of 14

General and Administrative Expenses - General and administrative expenses increased to $1,725 (9% of revenue), from $1,610 (7% of revenue) for the three months ended June 30, 1999 and 1998, respectively. Expenses for the six-month period were $3,384 in 1999 versus $3,023 in 1998. The year-to-year increase is mainly due to accruals related to employee bonus programs and to expensing the estimated value of common stock options granted to Board members for services provided to the Company.

Research and Development Expenses - Research and development expenses for the second quarter increased 72% to $1,321 in 1999 from $770 in 1998. Expenses for the six-month period ended June 30, 1999 were $2,395, compared to $1,638 in the comparable period in 1998. The increase is related to development expenses associated with the Company's WBT product family. Research and development expenses are expected to exceed 1998 spending levels due to investment in software development for the Company's WBTs as well as spending associated with advanced development for Internet Appliances.

Other Charges - During the second quarter of 1999 the Company released Digital warranty reserves amounting to $636 due to the expiration of the warranty period. The same situation occurred in the second quarter of 1998 with a reserve release in the amount of $325. Future releases of this nature are no longer anticipated.

Interest Expense - Interest expense for the quarter ended June 30, 1999 was $422 compared to $676 for the comparable period in 1998. Interest expense for the six months were $751 in 1999 versus $1,347 in 1998. This decrease was mainly due to capitalized debt financing costs that were fully amortized in 1998 as non-cash interest expense. Replacement debt financing costs were incurred in the second quarter of 1999 but at a lower level than in previous years.

Other Nonrecurring Charges - Nonrecurring charges of $101 in both the second quarter and six months of 1999 relate to final settlement of expenses, in excess of accrued liabilities, for operations which were discontinued in 1996. No future charges of this kind are anticipated.

Income Tax Expense - Income tax expense for the quarter ended June 30, 1999 was $39 (38% of income before tax) compared to $323 (24% of income before tax) for the comparable period in 1998. For the six months ended 1999 and 1998 income tax expense was $461 and $782 respectively.

Net Income - For the quarter ended June 30, 1999, net income was $62, compared to $1,005 (5% of revenue) for the comparable period in 1998. Net income for the six months ended June 30 was $752 (2% of revenue) and $1,751 (4% of revenue) in 1999 and 1998, respectively.

Impact of Inflation - The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

                                    10 of 14

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.

As of June 30, 1999, the Company had working capital of $16,609 as compared to $9,401 at December 31, 1998. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

The Company is highly leveraged. As of June 30, 1999, the Company had tangible net worth of $10,382 and total liabilities of $32,475. The Company's cash requirements at June 30, 1999 included repayment of a revolving loan of $5,500 plus interest, a term loan in the amount of $4,000 plus interest payable in twelve quarterly installments beginning June 1999 and a ten-year promissory note in the amount of $6,750 consisting of monthly principal and interest payments through July 1, 2009.

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

On April 14, 1999, Boundless and Chase Manhattan Bank ("Chase"), acting as agent, signed an agreement for a new, three-year, $15,000 revolving credit agreement. Terms of the new revolving credit agreement are substantially similar to terms of the expired agreement, allowing for loans and letters of credit, based upon the availability of collateral, generally a percentage of inventory and accounts receivable as specified in the agreement. The revised credit agreement also provides for a $4,000 term loan, payable in equal quarterly installments plus accrued interest beginning June 1999, over a three-year period.

On June 24, 1999, Boundless entered into an agreement with a commercial lender to refinance an $8,000 note originally scheduled to mature in June 1999. The loan is secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $6,750 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless' obligations to the lender.

Net cash provided by operating activities for the six months ended June 30, 1999 was $1,300, due principally to net income of $752, an income tax refund of $555 and non-cash expenses (principally depreciation) of $2,660. These increases in cash were partially offset by an increase in inventories of $1,370 and an increase in trade receivables of $1,557. Net cash used in investing activities was comprised of capital expenditures of $502. Net cash used in financing activities included $3,606 to retire the Company's mandatorily redeemable preferred stock and pay its remaining dividend which was funded from a $4,000 term loan with Chase. In addition, $8,000 was used to pay off the existing note payable with NCR. A $6,750 mortgage loan from Independence Community Bank was used to pay off NCR, with the balance of the funding coming from the Company's revolving loan with Chase.

                                    11 of 14

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

                                    12 of 14

NEW ACCOUNTING STANDARD

SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No.
133 will have, if any, on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates, relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At June 30, 1999, two interest rate swap agreements, in the principal amount of $4,000 and $3,667, respectively, were outstanding.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 1999 the Company's investments consisted of the investment of excess cash balances in overnight time deposits offered by Chase Manhattan Bank in London.

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


                           PART II - OTHER INFORMATION

Item 5.      Other Information

Effective May 26, 1999, the common stock of the Company was listed for trading on the American Stock Exchange ("AMEX") under the ticker symbol "BND". As a primary market, the AMEX listing automatically gives the Company Blue Sky exemptions in all 50 states. Additionally, an AMEX listing also qualifies stock trading above $5.00 per share for purchase on margin.


Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10(a): Restatement, Extension, Assumption and Modification Agreement, dated June 24, 1999, between Boundless Technologies, Inc. and Independence Community Bank.

Exhibit 10(b): Restated Business Installment Promissory Note, dated June 24, 1999, from Boundless Technologies, Inc. to Independence Community Bank.

Exhibit 10(c): Restated Mortgage and Security Agreement, dated June 24, 1999, between Boundless Technologies, Inc. and Independence Community Bank.

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" in this Form 10-Q.

Exhibit 27: Financial Data Schedule.

(b) Reports on Form 8-K

None.

                                    13 of 14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1999







Boundless Corporation



By: /s/Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)








                                    14 of 14

                           INDEX OF ATTACHED EXHIBITS
                        BOUNDLESS CORPORATION FORM 10-Q


Exhibit 10(a): Restatement, Extension, Assumption and Modification Agreement, dated June 24, 1999, between Boundless Technologies, Inc. and Independence Community Bank.

Exhibit 10(b): Restated Business Installment Promissory Note, dated June 24, 1999, from Boundless Technologies, Inc. to Independence Community Bank.

Exhibit 10(c): Restated Mortgage and Security Agreement, dated June 24, 1999, between Boundless Technologies, Inc. and Independence Community Bank.

Exhibit 27: Financial Data Schedule.