Form 10-Q
period 1999-09-30
BOUNDLESS CORP
filed 1999-11-12
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1999

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


As of October 5, 1999, the Registrant had approximately 4,438,376 shares of Common Stock, $.01 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
     December 31, 1998...................................................      3

Consolidated Statements of Operations (unaudited)
     for the three and nine months ended September 30, 1999 and 1998.....      4

Consolidated Statements of Cash Flows (unaudited)
     for the nine months ended September 30, 1999 and 1998...............      5

Notes to Consolidated Financial Statements (unaudited)...................      6


                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                                                                                  September 30,     December 31,
                                                                                                       1999             1998
                                                                                                  ---------------  ----------------
Current assets:                                                                                     (unaudited)
   Cash and cash equivalents...................................................................   $            5   $           732
   Trade accounts receivable, net..............................................................           16,489            13,274
   Income tax refunds..........................................................................            1,350             1,905
   Inventories.................................................................................           11,698            12,565
   Deferred income taxes.......................................................................            2,470             2,470
   Prepaid expenses and other current assets...................................................              869               462
                                                                                                  ---------------  ----------------
      Total current assets.....................................................................           32,881            31,408
Property and equipment, net....................................................................           10,309            10,251
Goodwill, net..................................................................................            6,542             7,350
Other assets...................................................................................            1,359               339
                                                                                                  ---------------  ----------------
                                                                                                        $ 51,091          $ 49,348
                                                                                                  ===============  ================
               LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt  (Note 8).................................................   $        1,426   $         8,000
   Accounts payable............................................................................            6,255             6,817
   Accrued expenses............................................................................            7,905             7,074
   Deferred revenue............................................................................              434               116
                                                                                                  ---------------  ----------------
      Total current liabilities................................................................           16,020            22,007
                                                                                                  ---------------  ----------------
Long-term liabilities:
   Long-term debt, less current maturities  (Note 8)...........................................           14,476             5,500
   Deferred income taxes.......................................................................            1,002             1,002
   Other ......................................................................................              665               627
                                                                                                  ---------------  ----------------
      Total long-term liabilities.............................................................            16,143             7,129
                                                                                                  ---------------  ----------------
      Total liabilities.......................................................................            32,163            29,136

Mandatorily redeemable preferred stock of subsidiary..........................................                 -             3,555
                                                                                                  ---------------  ----------------
Stockholders' equity:
   Preferred stock............................................................................                 -                 -
   Common stock...............................................................................                44                44
   Additional paid-in capital.................................................................            31,267            30,940
   Accumulated deficit........................................................................           (12,383)          (14,327)
                                                                                                  ---------------  ----------------
      Total stockholders' equity..............................................................            18,928            16,657
                                                                                                  ---------------  ----------------
                                                                                                        $ 51,091          $ 49,348
                                                                                                  ===============  ================





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                     Nine Months Ended        Three Months Ended
                                                        September 30,            September 30,
                                                  -----------------------  ------------------------
                                                     1999        1998         1999         1998
                                                  ----------  -----------  -----------  -----------
                                                       (unaudited)               (unaudited)
Revenue.......................................... $  61,256    $  68,349    $  19,970    $  23,555
Cost of revenue..................................    43,610       49,184       14,011       16,754
                                                  ----------  -----------  -----------  -----------
           Gross margin..........................    17,646       19,165        5,959        6,801
                                                  ----------  -----------  -----------  -----------
Operating expenses:
   Sales and marketing...........................     7,303        6,013        2,910        1,728
   General and administrative....................     4,859        4,634        1,475        1,612
   Research and development......................     3,884        2,597        1,489          959
   Other charges (credits).......................    (2,832)        (111)      (2,282)         350
                                                  ----------  -----------  -----------  -----------
      Total operating expenses...................    13,214       13,133        3,592        4,649
                                                  ----------  -----------  -----------  -----------
           Operating income......................     4,432        6,032        2,367        2,152
   Interest expense, net.........................     1,110        2,045          359          698
   Other nonrecurring expenses...................       101            -            -            -
                                                  ----------  -----------  -----------  -----------
Income before income taxes.......................     3,221        3,987        2,008        1,454
Income tax expense...............................     1,226        1,411          765          629
                                                  ----------  -----------  -----------  -----------
Net income.......................................     1,995        2,576        1,243          825
Dividend on preferred stock of subsidiary........        51          373            -          124
                                                  ----------  -----------  -----------  -----------
Earnings available for common stockholders.......  $  1,944    $   2,203    $   1,243    $     701
                                                  ==========  ===========  ===========  ===========
Weighted average common shares outstanding.......     4,432        4,941        4,438        4,539
                                                  ==========  ===========  ===========  ===========
Basic earnings per common share..................  $   0.44    $    0.45       $ 0.28       $ 0.15
                                                  ==========  ===========  ===========  ===========
Weighted average dilutive shares outstanding.....     4,456        4,986        4,461        4,539
                                                  ==========  ===========  ===========  ===========
Diluted  earnings per common share...............  $   0.44    $    0.44       $ 0.28       $ 0.15
                                                  ==========  ===========  ===========  ===========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollar amounts in thousands)
                     For the Nine Months Ended September 30,

                                  (unaudited)

                                                                          1999        1998
                                                                      -----------  -----------
Cash flows from operating activities:
   Net income.......................  ...............................  $   1,995    $   2,576
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..................................      1,597        2,460
      Loss from disposal of assets...................................         22           40
      Deferred revenues..............................................        318           53
      Provision for doubtful accounts................................        313          203
      Provision for excess and obsolete inventory....................      1,462          874
      Options and warrants issued for services.......................        272          300
   Changes in assets and liabilities:
      Trade accounts receivable......................................     (3,528)         217
      Income tax refunds.............................................        555            -
      Inventories....................................................       (595)         152
      Other assets...................................................     (1,206)         (35)
      Accounts payable and accrued expenses..........................        307       (1,717)
                                                                       ----------  -----------
Net cash provided by operating activities............................      1,512        5,123
                                                                       ----------  -----------
Cash flows from investing activities:
   Capital expenditures..............................................       (753)        (560)
                                                                       ----------  -----------
Cash flows from financing activities:
   Payment of mandatorily redeemable preferred stock.................     (3,555)           -
   Purchase of treasury stock........................................          -       (3,000)
   Net change in loans payable.......................................      2,065       (2,400)
   Payment of preferred stock dividend...............................        (51)           -
   Proceeds from exercise of employee stock options..................         55            -
                                                                       ----------  -----------
Net cash used in financing activities................................     (1,486)      (5,400)
                                                                       ----------  -----------
Net decrease in cash and cash equivalents............................       (727)        (837)
Cash and cash equivalents at beginning of period.....................        732        2,929
                                                                       ----------  -----------
Cash and cash equivalents at end of period...........................   $      5    $   2,092
                                                                       ==========  ===========
Non-cash transactions:
   Dividend on preferred stock of subsidiary.........................   $      -    $     124
   Options, warrants and common stock issued for services............        272            -
Cash paid for:
   Interest..........................................................      1,035          347
   Taxes.............................................................        370          125




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
                         (dollar amounts in thousands)
                                  (unaudited)

1.   Condensed Consolidated Financial Statements

BASIS OF PRESENTATION
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal occurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts in these financial statements have been reclassified to conform to current period presentation. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                 September 30,    December 31,
                                                     1999            1998
                                                ---------------  --------------

Raw materials and purchased components.......... $       9,730    $     10,264
Finished goods..................................         1,545           1,915
Demonstration equipment.........................            54              71
Service parts...................................           369             315
                                                ---------------  --------------
Total inventories............................... $      11,698    $     12,565
                                                ---------------  --------------


4.  Equity

At September 30, 1999 and December 31, 1998 stockholders' equity consisted of the following:

                                                            September 30,    December 31,
                                                                 1999            1998
                                                           ---------------  --------------

Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued ................................ $           -    $          -
Common stock, $0.01 par value, 25,000,000 shares
   authorized, 4,438,376 and 4,428,609 issued at
   September 30, 1999 and December 31, 1998, respectively..            44              44
Additional paid-in capital ................................        31,267          30,940
Accumulated deficit .......................................       (12,383)        (14,327)
                                                           ---------------  --------------
   Total stockholders' equity ............................. $      18,928    $     16,657
                                                           ---------------  --------------

5.  Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the third quarter ended September 30, 1999 and 1998, sales to two major OEMs as a percentage of total revenues were 23% and 28%, respectively.

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

Pertinent financial data by major geographic segments for the quarters ended September 30, 1999 and 1998 are:


                                                            September 30,    December 31,
                                                                 1999            1998
                                                           ---------------  --------------

Net sales to unaffiliated customers:
United States.............................................. $      13,495    $     15,763
United Kingdom.............................................         2,121           2,476
Other European countries...................................         3,481           4,550
Other foreign areas........................................           873             766
                                                           ---------------  --------------
Total sales ............................................... $      19,970    $     23,555
                                                           ---------------  --------------

7.       Comprehensive Income

The Company has no material items of other comprehensive income. Comprehensive income for the periods ended September 30, 1999 and 1998 was equal to reported net income.

8.  Debt

Long term debt at September 30, 1999 and December 31, 1998 consisted of the following:

                                                                            September 30,    December 31,
                                                                                 1999            1998
                                                                           ---------------  --------------

Note payable to Independence Community Bank bearing interest at
  7.75% payable monthly, balloon payment due on or before July 1, 2009
  collaterlaized by land and building                                       $       6,735    $          -
Note payable to NCR, bearing interest at 8% payable
  quarterly, principal due on or before July 15, 1999,
  collaterlaized by land and building                                                               8,000
Term loan                                                                           3,667
Revolving loan                                                                      5,500           5,500
                                                                           ---------------  --------------
                                                                                   15,902          13,500
Less current maturities on long-term debt                                           1,426           8,000
                                                                           ---------------  --------------
                                                                            $      14,476    $      5,500
                                                                           ---------------  --------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Nine Month Period Ending September 30, 1999
-------------------------------------------------------------

General - During the quarter ended September 30, 1999 the Company made several important announcements including the signing of an agreement to engineer and manufacture text terminals for Hewlett-Packard Company; the creation of Boundless Manufacturing Services, Inc., a new subsidiary that will pursue opportunities within the electronic manufacturing services marketplace; and the introduction of Viewpoint Administrator 2.1 software, a management software utility specially designed to reduce administrative costs.

During the quarter ended September 30, 1999 the Company also completed negotiations and signed agreements settling outstanding balances due from General Automation, Inc. in connection with a royalty agreement associated with the GAI Partnership. In return for a combination of cash, restricted equity and debt securities the Company settled its claims to past due balances, waived its rights to future royalties and sold its partnership interest.

Revenue - Revenue for the quarter ended September 30, 1999 was $19,970 as compared to $23,555 for the quarter ended September 30, 1998. Revenue for the nine months ended September 30 was $61,256 for 1999 versus $68,349 for 1998.

Sales of the Company's General Display Terminals declined 22% to $15,572 for the quarter ended September 30, 1999 from $20,076 for the quarter ended September 30, 1998. Demand for General Display Terminals continues to decline as competing technologies, including WBTs, are gaining market share. For these reasons, sales of General Display Terminals for 1999 are not expected to reach the levels achieved in 1998.

Sales of the Company's WBT hardware and software, marketed under the trade names Viewpoint(R) TC and Capio and WBT software, marketed under the trade name Viewpoint(R) Administrator, increased 40% to $3,326 from $2,382 for the quarters ended September 30, 1999 and 1998, respectively. The Company is targeting the approximately 35 million users of General Display Terminals and Network Graphics Displays many of whom are currently transitioning or intending to transition to graphical applications that include Windows, the Intranet and Java. In addition, the Company is targeting the task-oriented users of older, less capable PCs that are unable to run the latest Windows applications, including those users in business and education. The Company believes its unique ability to customize its Viewpoint TC products to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate thin client marketplace.

Net revenue from the Company's repairs and spare parts business was $602 for the quarter ended September 30, 1999, up from $546 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, repairs and spare parts sales were $1,640 versus $1,852 for the comparable period in 1998.

IBM and Digital were the most significant customers for the Company's products, accounting for 14% and 8% of revenue respectively, for the quarter ended September 30, 1999. The loss of IBM or Digital as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margin for the three and nine months ended September 30, 1999 were $5,959 (30% of revenue) and $17,646 (29% of revenue) respectively, as compared to gross margins of $6,801 (29% of revenue) and $19,165 (28% of revenue) for the comparable periods in 1998. Gross margin in the third quarter of 1999 includes a write-down to market reserve of $358 against inventory obsolescence risk associated with Boundless' first generation WBT. Excluding this reserve, gross margin for the quarter ended September 30, 1999 would have been 32%. While the Company intends to develop marketing programs to recover this reserve or minimize future risks, there can be no assurance the Company will be successful in its efforts.

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

Total Operating Expenses - For the quarter ended September 30, 1999, operating expenses were $3,592 (18% of revenue), compared to expenses for the third quarter of 1998 of $4,649 (20% of revenue). For the nine months ended September 30, 1999, operating expenses were $13,214 (22% of revenue) compared to expenses in the comparable period in 1998 of $13,133 (19% of revenue).

Sales and Marketing Expenses - Sales and marketing expenses increased 68% to $2,910 (15% of revenue) for the quarter ended September 30, 1999 from $1,728 (7% of revenue) for the quarter ended September 30, 1998. Expenses for the first nine months were $7,303 in 1999 versus $6,013 in 1998. The increase in the third quarter of 1999 is mainly the result of increased sales activities and personnel targeting Boundless' OEM and WBT markets.

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

General and Administrative Expenses - General and administrative expenses decreased to $1,475 (7% of revenue), from $1,612 (7% of revenue) for the three months ended September 30, 1999 and 1998, respectively. Expenses for the nine-month period were $4,859 in 1999 versus $4,634 in 1998. The year-to-year increase is mainly due to accruals related to employee bonus programs and to expensing the estimated value of common stock options granted to Board members for services provided to the Company.

Research and Development Expenses - Research and development expenses for the third quarter increased 55% to $1,489 in 1999 from $959 in 1998. Expenses for the nine-month period ended September 30, 1999 were $3,884, compared to $2,597 in the comparable period in 1998. The increase is related to development expenses associated with the Company's WBT product family. Research and development expenses are expected to exceed 1998 spending levels due to investment in software development for the Company's WBTs as well as spending associated with advanced development for Internet Appliances.

Other Charges (Credits) - During the third quarter of 1999 the Company reached a settlement with General Automation, Inc. for outstanding royalties due under a royalty agreement associated with the GAI Partnership. Since this receivable was written off in 1997, recovery in the amount of $2,324 was reported as income.

Interest Expense - Interest expense for the quarter ended September 30, 1999 was $359 compared to $698 for the comparable period in 1998. Interest expense for the nine months were $1,110 in 1999 versus $2,045 in 1998. This decrease was mainly due to capitalized debt financing costs that were fully amortized in 1998 as non-cash interest expense. Replacement debt financing costs were incurred in the third quarter of 1999 but at a lower level than in previous years.

Income Tax Expense - Income tax expense for the quarter ended September 30, 1999 was $765 compared to $629 for the comparable period in 1998. For the nine months ended 1999 and 1998 income tax expense was $1,226 and $1,411 respectively.

Net Income - For the quarter ended September 30, 1999, net income was $1,243 (6% of revenue), compared to $825 (4% of revenue) for the comparable period in 1998. Net income for the nine months ended September 30 was $1,995 (3% of revenue) and $2,576(4% of revenue) in 1999 and 1998, respectively.

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

As of September 30, 1999, the Company had working capital of $16,861 as compared to $9,401 at December 31, 1998. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

The Company is highly leveraged. As of September 30, 1999, the Company had tangible net worth of $11,865 and total liabilities of $32,163. The Company's cash requirements at September 30, 1999 included repayment of a revolving loan of $5,500 plus interest, a term loan in the amount of $3,667 plus interest payable in twelve quarterly installments beginning June 1999 and a ten-year promissory note in the amount of $6,735 which requires monthly principal and interest payments through July 1, 2009.

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

Net cash provided by operating activities for the nine months ended September 30, 1999 was $1,512, due principally to net income of $1,995, an income tax refund of $555 and non-cash expenses (principally depreciation) of $3,984 These increases in cash were partially offset by an increase in trade receivables of $3,528 driven primarily from the settlement of obligations outstanding under a royalty agreement associated with the GAI Partnership. Net cash used in investing activities was comprised of capital expenditures of $753. Net cash used in financing activities included $3,606 to retire the Company's mandatorily redeemable preferred stock and pay its remaining dividend which was funded from a $4,000 term loan with Chase. In addition, $8,000 was used to pay off the existing note payable with NCR. A $6,750 mortgage loan from Independence Community Bank was used to pay off NCR, with the balance of the funding coming from the Company's revolving loan with Chase.

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

YEAR 2000 COMPLIANCE

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information referencing the year 2000. This is commonly referred to as the "Year 2000 issue." The Company is addressing this issue on several different fronts. With respect to products the Company offers for sale, either to OEMs or through distribution, the Company has verified the products are Year 2000 compliant. The Company has assigned a team to monitor Year 2000 compliance. This team is charged with ensuring Year 2000 compliance for all hardware and software products through its purchasing process, as well as assessing Year 2000 readiness and risk to the Company with respect to the compliance of its critical vendors and suppliers. Finally, the Company has a team assigned to coordinate the Year 2000 program for its internal systems and devices. At present, the audit of Year 2000 compliance of the Company's internal systems and devices has been substantially completed. The Company has performed testing, and will continue testing of compliance throughout 1999. The total costs related to the Company's Year 2000 program are not estimated to be material to the Company's financial position or results of operations, and are charged to expense as incurred. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 program and is subject to change as it progresses. Based on current information and assessment, the Company does not believe that the Year 2000 issue discussed above as it relates to products sold to customers or the Company's internal systems will be material to its financial position or results of operations or that its business will be adversely affected in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or one or more critical vendors or suppliers fail due to Year 2000 issues, the Company's business and its results of operations could be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates, relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At September 30, 1999, two interest rate swap agreements, in the principal amount of $4,000 and $3,667, respectively, were outstanding.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 1999 the Company's investments consisted of the investment of excess cash balances in overnight time deposits offered by Chase Manhattan Bank in London.

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

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" in the Form 10-Q.

Exhibit 27:   Financial Data Schedule

(b)        Reports on Form 8-K  -  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1999



Boundless Corporation

By: /s/Joseph Gardner

----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)