Form 10-K
period 1999-12-31
BOUNDLESS CORP
filed 2000-03-31
CIK 837472

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

                   For the fiscal year ended December 31, 1999

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

     Theaggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on March 2, 2000, is $42,252,255.
       As of March 2, 2000, the registrant had 4,498,035 shares of Common
                  Stock, $.01 par value per share, outstanding.

                 -----------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

General

         Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries-Boundless Technologies, Inc. ("Boundless Technologies"), Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), and Merinta Inc. ("Merinta")- is a provider of text and Windows-based Terminals, manufacturing services, and software for the Internet appliances ("IA") market.

         Boundless Technologies is engaged in designing and manufacturing computer terminals for business use. The Company's general strategy is to provide highly efficient, low cost access to corporate computing environments, including client/server, mainframes, LANS, WANS, intranets and the Internet.

         Boundless Technologies principally designs, assembles, sells and supports (i) desktop computer display terminals, which generally do not have graphics capabilities, although some have limited graphics capabilities ("General Display Terminals"); (ii) desktop display devices which enable simple, easy and cost-effective access to corporate computing environments ("Windows(R)-based Terminals" or "WBTs") and supporting software; and (iii) other terminal products that are used in multi-user, personal computer and mini-computer-based environments ("MultiConsole Terminals"). Until September 30, 1999, Boundless Technologies was a limited partner in a partnership (the "GAI Partnership") formed by Boundless Technologies and General Automation, Inc. ("GA") and managed by GA. The GAI Partnership designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GA's versions of a data-based system licensed from Pick Systems ("Pick"). On September 30, 1999, Boundless Technologies sold its interest in the GAI Partnership to GA for $1,500,000 in cash, 1,133,333 shares of restricted common stock of GA, notes, and warrants to purchase shares of common stock of GA.

         The  Company  entered  into  the  General  Display  Terminal  and  high resolution, high performance desktop graphics display terminals ("Network Graphics Displays") businesses in December 1994 when the Company purchased Applied Digital Data Systems, Inc. ("ADDS") from NCR Corporation ("NCR"), formerly AT&T Global Information Solutions Company (the "Boundless Acquisition"). ADDS changed its name to SunRiver Data Systems, Inc. and, in 1996, to Boundless Technologies, Inc. For more than 25 years, ADDS had been a supplier of general-purpose desktop display terminals worldwide under either the customer's or ADDS(R) trademark. Simultaneously, with the Company's acquisition of ADDS, the Company acquired all of the assets and business of SunRiver Group, Inc. (the "SunRiver Group Acquisition"). Prior thereto, SunRiver Group, Inc. ("SunRiver Group") had been engaged, for more than nine years, in the development and manufacture of software and hardware for MultiConsole Terminals. SunRiver Group, subsequently renamed Morgan Kent Group, Inc. ("Morgan Kent Group"), was a pioneer in the development of high-speed MultiConsole Terminals for open system, multi-user platforms.

         In October 1995, Boundless Technologies acquired assets relating to the General Display Terminal products of Digital Equipment Corporation ("Digital") sold under the VT(R) and Dorio(R) brands, excluding the VT 400 Series (the "Digital Acquisition"). As no manufacturing facilities were included in the Digital Acquisition, Boundless Technologies has transferred all production of the VT and Dorio product lines from Digital's facilities in the Far East to Boundless' plant in Hauppauge, New York.

         Boundless Technologies offers standard and custom models of its General Display Terminals primarily to retail, financial, telecommunications and wholesale distribution businesses requiring them for data entry and point of sale activities. Standard and custom model Windows(R)-based Terminals are being marketed by Boundless primarily to telecommunications, retail, financial, general services, healthcare and transportation businesses with light processing requirements and the need to provide concurrent information to customers on a variety of topics, such as billing and current and historical product and service information. MultiConsole Terminals are typically used by small-to-medium-sized businesses, such as chain stores, requiring predominantly transaction-oriented applications. Sales of systems by the GAI Partnership are primarily to large distribution centers, retail establishments, manufacturers, local governments and databases for credit and collection, which require management of large volumes of data.

         On September 23, 1999, the Company announced the creation of a new subsidiary, Boundless Manufacturing, which will pursue opportunities in the electronic manufacturing services ("EMS") marketplace. Boundless Manufacturing will utilize the Company's state-of-the-art ISO 9002 certified manufacturing facility in Hauppauge and acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for OEM customers. Boundless Manufacturing will provide a complete supply chain that is designed and built to each customer's specifications.

         On March 6, 2000, Boundless Manufacturing acquired the manufacturing assets of Boca Research Inc. ("Boca") and assumed the lease of a 70,000 sq ft. facility located in Boca Raton, Florida. The transaction extends Boundless Manufacturing's existing capabilities by adding printed circuit board assemblies ("PCBAs") to its expertise. The transaction included the immediate employment of approximately 70 Boca Research manufacturing employees. As part of the agreement Boundless Manufacturing will manufacture modems and other electronic components for Boca.

         On January  12,  2000,  the  Company  announced  the  creation of a new subsidiary, Merinta, a provider of enabling software and technologies for Internet appliances ("IA"). Merinta will develop solutions to offer end-users an easy, enjoyable and visually rich Internet browsing experience while providing companies with a revolutionary way to market and grow online business. Merinta will initially market and sell hardware, software and services to corporations including financial services institutions, service providers, and telecommunications companies allowing these companies to provide their customers with a customized IA solution that should increase brand awareness, customer loyalty and retention as well as decrease costs for acquiring customers. Merinta will license the software on a variety of operating systems- including Linux and Microsoft Windows CE. Complimentary services will be offered to other consumer device manufacturers, accelerating the IA market for these organizations.

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

         Reference is made to Notes 1, 3, 7, and 16 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994.

Risk Factors

         The following factors relating to the Company, its business and management should carefully be considered in evaluating the Company and its prospects.

         Debt Structure and Liquidity. As of December 31, 1999, the Company had tangible net worth of $14,703,000 and total liabilities of $29,045,000. On April 14, 1999, the Company signed an agreement with The Chase Manhattan Bank ("Chase") to replace the existing credit line with a new three-year $15,000,000 revolving line of credit (the "Chase Credit Line") on terms substantially similar to those previously in effect. The Chase Credit Line also provides for a $4,000,000 term loan, payable over a three-year period in equal quarterly installments beginning June 1999. The Company's cash requirements at December 31, 1999 included repayment of $5,500,000, plus interest, outstanding under the revolving credit portion of the Chase Credit Line; payment of $3,000,000, plus interest, under the term loan; and payment of a $6,713,000 mortgage note, plus interest, on the Company's Hauppauge, NY, facility. The Company believes that cash generated from operations and available under the Chase Credit Line will be sufficient to pay its obligations as they become due; however, in the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the Chase Credit Line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations. The Company's ability to obtain equity financing to reduce its debt and increase its stockholders' equity is adversely affected by such leverage and other risks described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

         Strategy. Approximately 80% of the Company's sales for the year ended December 31, 1999 were of General Display Terminals. The Company's strategy has been to increase its share of the General Display Terminals market. However, other manufacturers have been abandoning the General Display Terminals business, principally because of the erosion of gross margins and the market trend to newer technologies. The Company has been increasing its market share in order to increase its installed base of customers to which it can offer General Display Terminals or, for those desiring them, alternative products with enhanced features, such as Windows(R)-based Terminals. The success of the Company's strategy depends on its ability to compete in the intensely competitive marketplace for its products. Initially, the success of this strategy is dependent on the success of the Company's Windows(R)-based Terminals. There can be no assurance that the Company's strategy is valid. See "-Products and Services - Windows(R)-based Terminals."

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

         Dependence Upon Major Customers. IBM, Digital and NCR were the Company's most significant customers in 1999, accounting for approximately 15%, 7% and 3%, respectively, of the Company's total revenue. Digital's contractual commitments to purchase 95% of its terminal requirements from the Company expired October 23, 1999. In addition, NCR's contractual commitment to purchase 90% of its terminal requirements from the Company expired December 9, 1999. While the Company believes its product solutions best meet the needs of IBM, Digital and NCR, a decline in the level of sales to these customers could adversely affect the Company's results of operations.

         Dependence Upon Key Personnel. The Company's success will depend upon its key management, sales and technical personnel. The Company has an employment contract with Mr. J. Gerald Combs, its Chairman and Chief Executive Officer. The Company and Merinta have an employment contract with Mr. Kenneth East, its Chief Technology Officer. The Company and Boundless Manufacturing have employment contracts with Mr. Joseph Joy, its President, and Mr. Anthony Giovaniello, its Executive Vice President, Business Development. The Company does not have employment contracts with any of its other employees. In addition, the Company believes that, to succeed in the future, it will be required to continue to attract, retain and motivate additional skilled executive and technical sales and engineering employees who are in short supply because of great demand throughout the industry for their services. The loss of any of its existing key personnel or the inability to attract and retain key employees in the future could have a material adverse effect on the Company. See "Directors and Executive Officers of the Registrant."

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

         Dependence Upon Suppliers; Shortages of Subassemblies and Components. The Company purchases subassemblies and components for its products almost entirely from more than 40 domestic and Far East suppliers. Purchases from Wong Electronics Corp. and Tonghah Electronics SDN.BHD, which manufacture plug-in logic boards in China and Malaysia, respectively, for the Company's General Display Terminals and Windows(R)-based Terminals, accounted for approximately 25% and 20%, respectively, of the dollar amount of the Company's total purchases in 1999 of subassemblies and components. While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, they are generally single-sourced so that the Company is able to take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead-time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead-time could have a material adverse effect on its sales and results of operations.

         The Company has experienced shortages of supplies for components from time to time as a result of industry-wide shortages, which sometimes result in market price increases and allocated production runs. However, to date, such shortages have not had a material adverse effect on the Company's business.

         Research and Development. The process of developing new high-technology products and solutions is inherently complex and uncertain. The development process requires innovation and anticipation of changing market needs and technological trends. The Company will need to continue to introduce new products that match the price/performance levels of competitive products. The development of new products is inherently risky and expensive and the Company's working capital may not be sufficient to permit it to fund the research and development required. Furthermore, there can be no assurance that the Company will successfully develop new products or that any new products that are developed will be introduced in a timely manner and receive wide market acceptance. See "-Manufacturing - Research and Development".

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

         Substantial Control by Morgan Kent Group. As of March 2, 2000, Morgan Kent Group owns approximately 37% (approximately 43% on a fully diluted basis) of the outstanding shares of the Company's Common Stock (including 457,502 shares underlying warrants) and, accordingly, has the ability to significantly influence the election of all directors and to otherwise control Company policies. Morgan Kent Group's substantial ownership position of the Company may have an adverse effect on the market price of the Common Stock due to the perception by existing or potential stockholders that influencing or changing the Company's management or policies, without Morgan Kent Group's consent, would be difficult, or the perception that public sales of significant amounts of Common Stock by Morgan Kent Group is likely. In this regard, public sales of significant amounts the Company's Common Stock by Morgan Kent Group may result for many reasons, including funding requirements related to other business activities and investments of Morgan Kent Group. Such control by Morgan Kent Group would likely discourage hostile bids for control of the Company in which stockholders may receive premiums for their shares of Common Stock. See "Security Ownership of Certain Beneficial Owners and Management" for information regarding a possible future change of control.

         Possibility of Volatility of Common Stock Price. There has been significant volatility in the market price of the Company's Common Stock and of the securities of companies engaged in businesses similar to the Company's business. Various factors and events may have a significant impact on the market price of the Common Stock including fluctuations in the prices of computer industry and Internet related stocks, generally; announcements by the Company, its suppliers or its competitors concerning quarterly and year end results of operations; technological innovations or the introduction of new products; shortages or failure of components or subassemblies; and public concern about the economy, generally. See "Market for Registrant's Common Equity and Related Stockholder Matters."

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

         Windows(R)-based Terminals. The Company's Windows(R)-based Terminals ("WBTs") have no applications storage, utilize the network servers for processing and are significantly smaller than a general purpose PC. They use Intel and Intel-compatible processors. The Company believes that the lower total operating costs and ease of administrating WBTs, generally, will allow WBTs to compete with PCs used in business networks although there is no assurance the Company's belief is correct.

         Target users for the Company's Windows(R)-based Terminals include retail, services, financial, education, healthcare, telecommunications and transportation customers with light processing requirements and the need to provide concurrent information to customers on a variety of topics, such as billing and current and historical product and service information.

         MultiConsole Terminals. The Company's MultiConsole Terminals were developed by Morgan Kent Group and are based on patented technology. MultiConsole Terminals offer a cost-effective upgrade or replacement for serial character terminals in multi-user, microcomputer and personal computer-based environments. The MultiConsole Terminal has the same look and feel as a PC. Nevertheless, MultiConsole Terminals do not have CPUs since they share the CPU of the host computer. MultiConsole Terminals are best suited for small to medium-sized businesses requiring predominantly transaction-oriented applications. Typical users include financial branch offices, hospitals, hotels, retailers, pharmacies and professional offices, such as accounting firms, doctors' and dentists' offices and law firms.

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

          GAI Partnership. Up to September 30, 1999, Boundless Technologies was a limited partner with GA, the managing partner, in the GAI Partnership. The GAI Partnership combined into a single business the development, distribution, maintenance and support of Pick-based computer systems and software running Boundless' version and GA's version of the Pick system on various hardware platforms. Boundless' systems consisted of Unix software with NCR System 3000 hardware and operating system software under the Mentor(R) Operating Environment brand name, as well as a lower cost system under the Mentor PRO brand name for use with standard PCs (collectively, "Mentor Systems"). Mentor Systems are used to manage large volumes of data. Users of Mentor Systems include large distribution centers, retail establishments, manufacturers, local governments and databases for credit and collections. The business and affairs of the GAI Partnership were managed exclusively by GA subject to consultation from time to time with Boundless. On September 30, 1999, Boundless Technologies sold its interest in the GAI Partnership to GA for $1,500,000 in cash, 1,133,333 shares of restricted common stock of GA, notes, and warrants to purchase shares of common stock of GA.

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

         Electronic Manufacturing Services. Boundless Manufacturing Services participates in the EMS market space and provides services that include build-to-order mass-customized manufacturing, supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for OEM customers. Boundless Manufacturing will provide a complete supply chain that is designed and built to each customer's specifications.

         Internet Appliance Software and Services. Merinta creates tailored, co-branded IA solutions for corporations. Merinta's solutions and services are not dependent on any hardware platform, software operating system or connectivity type. The solutions are adaptable to the multitude of Internet devices, plug-ins, and server-based applications. These IA solutions facilitate new revenue opportunities for corporations and assist them in building stronger relationships with their customers. The Merinta IA solutions are modular, allowing Merinta's OEM customers to tailor services to their volume and needs. The Merinta Software Development Kits allow third party software developers, value-added resellers, systems integrators, and large end users to develop applications, interfaces, and plug-ins for the Merinta software backplane. The Merinta software architecture and resultant flexibility allows for fast and easy customization in specific market segments.

         Percentage of Total Revenues. The table below sets forth, for each of the last three years ended December 31 the percentage of total revenue contributed by those classes of similar products or services which accounted for a material portion of consolidated revenue in any of such years.

                              General                            Windows(R)-
                              Display                              Based
Period                       Terminals                           Terminals
------                       ---------                           ---------

1999                           80.0%                               16.8%
1998                           84.9%                                9.3%
1997                           83.6%                                3.3%

         Foreign Sales. Net foreign sales were approximately $28,069,000, $29,544,000 and $30,911,000 for 1999, 1998 and 1997, respectively. The tables below set forth for each of the last three years ended December 31 the approximate percentage of total revenue attributable to foreign sales and the percentage attributable to the European region.

                            % of Total Revenue
                            ------------------

Period                        Total                     Europe
------                        -----                     ------

1999                          34.9%                     29.6%

1998                          32.8%                     28.3%

1997                          31.6%                     27.0%


Manufacturing

             Assembly Operations. The Company's manufacturing operations are located at its main facility in Hauppauge, New York and include procurement of components and the assembly and testing of its products. The Company does not currently manufacture any of the subassemblies or components used in the assembly of its products. Investment in production equipment is not material to the Company's manufacturing operations. Semi-skilled and skilled workers assemble products using a cell-based manufacturing process that allows the Company to assemble various models at mass production costs. The Company generally cross-trains its workers so that they are able to work at all work stations. Once assembled, all systems undergo a test cycle, using sophisticated diagnostic procedures. The Company has earned ISO 9002 certification for its manufacturing standards.

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

         Suppliers. The Company purchases subassemblies and components for its products from more than 40 domestic and Far East sources. Purchases from Wong Electronics Corp. and Tonghah Electronics SDN.BHD, which manufacture in China and Malaysia, respectively, of plug-in logic boards for the Company's General Display Terminals and Windows(R)-based Terminals, accounted for approximately 25% and 20%, respectively, of the total dollar amount of the Company's total purchases in 1999 of subassemblies and components. While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, they are generally single-sourced so that the Company is able to take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead-time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead-time could have a material adverse effect on its sales and results of operations. The Company has experienced shortages of supplies for components from time to time as a result of industry-wide shortages, which sometimes result in market price increases and allocated production runs. To date, such shortages have not had a material adverse effect on its business.

             Warranties and Returns. The Company provides a one- to ten-year warranty covering defective materials and workmanship. The Company's products are serviced at depots that are geographically dispersed throughout the world. Users can purchase extended warranties of up to ten years or can pay for repairs on a time and materials basis. For the years 1997, 1998 and 1999, the Company's cost of warranty repairs was approximately 2.0% of the Company's total revenues. Software is not warranted by the Company, but users are permitted to return software for a refund within 30 days after purchase. Accordingly, customers are afforded the opportunity to use software on a trial basis through the Company's evaluation program. Revenue on software sales is recorded upon customer acceptance.

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

             Research and Development. During 1999, 1998 and 1997, the Company expended approximately $5,908,000, $3,666,000 and $2,912,000, respectively, on research and development activities. Boundless' research and development activities have historically related primarily to General Display Terminals and Network Graphics Displays. Because General Display Terminals are mature products, development activities over the past year have only included enhancements to the existing product family, freeing resources for development of the Company's Windows(R)-based Terminals and Internet Appliances. The Company has devoted more efforts to developing and acquiring new products and technologies that can shorten the time-to-market of the Company's products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

Competition

             The General Display Terminal market has undergone consolidation and the two largest competitors that have emerged are Boundless Technologies and Wyse Technology, Inc. ("Wyse"). General Display Terminal customer purchase criteria are based on quality, customization, compatibility with other terminals, and price.

             Currently, Boundless Technologies' principal competitors that manufacture and market Windows(R)-based Terminals are Wyse, Neoware Systems, Inc., and Network Computing Devices, Inc. The Company's Windows(R)-based Terminals also compete with low-cost PCs and traditional higher-cost PCs. Customer purchase criteria for Windows(R)-based Terminals are primarily based upon reduced total cost of ownership, ease of administration, reliability, security and the breadth of applications access.

             The EMS market in 1998 was estimated to be in excess of $90 billion and served by over 800 competitors. Within the top 100, based on 1998 revenue, the competitors ranged in size from approximately $6.5 billion in revenue to $24 million in revenue. Boundless Manufacturing believes it provides an array of outsourcing services which will allow it to compete in the EMS market space which is characterized by a need for low cost, high quality, and fast lead times.

             Internet Appliances are defined as low-cost, easy-to-use, consumer focused electronic devices designed to bring the features and benefits of the Internet to consumers on a mass scale. The market is evolving rapidly and is heavily influenced by consumers' adoption of the Internet as a means of conducting commerce. The market for Internet devices is well served by manufacturers including Sony, Compaq, Acer, and Palm Computing. Additionally, startup firms taking advantage of the interest in the Internet, and deploying various business models including "free" PCs, have entered this market. Merinta believes its strategy to combine the hardware, software and services into a series of easily deployable solutions is a competitive advantage in this market.

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

Environmental Regulation

             Amounts incurred by Boundless in complying with federal, state and local legislation pertaining to protection of the environment during the past three years did not have a material effect upon capital expenditures or the financial condition of the Company. Employees

             At December 31, 1999, the Company had approximately 332 full-time employees engaged as follows: 39 in product design and engineering, 206 in manufacturing and repair services, 51 in sales, systems services and marketing and 36 in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.

ITEM 2.       PROPERTIES

             The  Company  owns a 155,000  square  foot  facility  at 100 Marcus
Boulevard, Hauppauge, New York, the principal manufacturing, sales and distribution facility of Boundless. The Company also leases approximately 11,743 square feet of office space in Austin, Texas. The lease for this facility expires December 31, 2000. The Company's current annual rent for the Austin facility is approximately $247,000. The Company leases four other small facilities throughout the United States for depot repair and support services. The annual lease commitments for these facilities are not material.

ITEM 3.     LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 1999 to a vote of stockholders of the Company through the solicitation of proxies or otherwise.

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

         The Company's Common Stock is quoted on The American Stock Exchange ("AMEX") under the symbol BND. As of March 1, 2000, there were approximately 948 holders of record of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by AMEX, for the periods indicated. Price per share information has been restated for the one-for-ten reverse split.

Year Ended December 31, 1999:                               High         Low

             First quarter...........................     $ 6.06       $ 4.25
             Second quarter..........................     $ 6.25       $ 4.00
             Third quarter...........................     $ 5.88       $ 3.88
             Fourth quarter..........................     $ 9.81       $ 3.44

Year Ended December 31, 1998:

             First quarter...........................     $10.00       $ 6.25
             Second quarter..........................     $ 9.09       $ 4.88

             Third quarter...........................     $  6.38      $ 3.06
             Fourth quarter..........................     $  7.13      $ 3.00

The last sale price of the Company's Common Stock on March 2, 2000 was  $ 15.00.

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

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

             The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The statement of operations and balance sheet data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 set forth below have been derived from the financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere herein.

Consolidated Statement of Operations Data
For the years ended December 31:
(in thousands, except per share data)

                                               1999        1998        1997         1996       1995
                                               ----        ----        ----         ----       ----

Total revenues                                $80,510     $90,202      $98,271    $138,225    $94,957
Gross margin                                   23,812      25,999       24,766      28,557     25,573
Operating expenses:
  Sales and marketing                          10,292       8,308        7,417      10,433      7,940
  General and administrative                    6,979       5,845        6,213       8,120      6,337
  Research and development                      5,908       3,666        2,912       4,855      4,569
  Other charges (credits)                      (3,711)        (16)        (255)      1,980         --
                                               ------      ------       ------     ------     -------

     Total operating expenses                  19,468      17,803       16,287      25,388     18,846
                                               ------      ------       ------      ------     ------

Operating income                                4,344       8,196        8,479       3,169      6,727
Interest expense                               (1,438)     (2,539)      (3,730)     (3,794)    (1,907)
Other income                                       --          --           --          --        572
                                               ------      ------        -----      ------     ------

Income (loss) from continuing
  operations                                    2,906       5,657        4,749        (625)     5,392
Income tax (credit) expense                      (333)        749         (134)        962     (1,323)
Loss from discontinued operations                  --          --           --      (9,652)      (870)
Extraordinary item- loss on
extinguishment of debt                             --          --           --         --        (589)
                                               ------     -------       ------     -------     ------
Net income (loss)                              $3,239      $4,908       $4,883   $(11,239)     $2,610
                                               ======      ======       ======   =========     ======
Income (loss) per common share from
continuing operations:

Basic                                            $.72        $.90         $.89       $(.44)      $.37
                                                 ====        ====         ====      ======       ====
Diluted                                          $.71        $.90         $.86       $(.44)      $.35
                                                 ====        ====         ====      ======       ====

Net income (loss) per common share:

Basic                                            $.72        $.90         $.89      $(2.50)      $.04
                                                 ====        ====         ====      =======     =====
Diluted                                          $.71        $.90         $.86      $(2.50)      $.04
                                                 ====        ====         ====      =======     =====
Consolidated Balance Sheet Data
At December 31:
(in thousands)
Working capital                               $17,942      $9,401       $8,780      $3,172    $15,416
Total assets                                   50,460      49,348       54,548      69,525     75,856
Revolving credit loan (short-term)                 --          --        7,650      13,950      8,000


Long-term obligations                          15,125       7,129       10,288      14,300     25,492
Mandatorily redeemable preferred
stock                                              --       3,555        3,555       3,555      3,555

Stockholders' equity                          $21,415    $ 16,657      $15,407      $8,802    $12,837

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Reference is made to Notes 1,3,7 and 16 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994.

Results of Operations

The numbers and percentages contained in this Item 7 are approximate. Dollar amounts are stated in thousands.

Years Ended December 31, 1999 and 1998

         Revenues: Revenues for the year ended December 31, 1999 were $80,510, as compared to $90,202 for the year ended December 31, 1998.

         Sales of the Company's General Display Terminals declined by 15.8% to $64,486 for the year ended December 31, 1999 from $76,612 for the year ended December 31, 1998. The decline is primarily attributable to a reduction in sales of the Company's VT/Dorio product line and sales to Digital, which, in combination, accounted for a decline of approximately $7,763, or 20.2% from sales in 1998. The Company believes the market for General Display Terminals will continue to decline in the future as customers move toward applications requiring graphical user interfaces.

         Sales of the Company's Windows(R)-based Terminals grew by over 60% to $13,533 versus $8,409 for the years 1999 and 1998, respectively. The thin client computing concept has been implemented and in use for over two years. During this period the market has had the opportunity to validate thin client ease of use and lower cost of ownership versus alternatives for accessing information, substantially enhancing market acceptance of thin client computing. In addition, changes in licensing schemes from software vendors and the creation of the ASP (application service providers) Consortium, an industry group supporting the computing concept of delivering software applications to multiple entities from centralized data servers, were positive driving forces in enhancing the prospects of the thin client market.

         During 1999 the Company released the Capio(R), a new low-cost product platform, and substantially enhanced the features and functionality of its administration software. In addition, Boundless Technologies signed a strategic OEM and distribution agreement with COMPAREX Informationsysteme and eSESIX that extends the company's WBT product line in Germany and throughout Europe.

         Net sales from the Company's repairs and spare parts business approximated the 1998 results, increasing from $2,428 for the year ended December 31, 1998 to $2,440 for the year ended December 31, 1999. Reliability improvements and enhanced product quality have reduced the Company's spare parts revenues as compared to prior years. In addition the general downtrend in unit sales have adversely affected this component of the Company's business. Due to these factors and new designs and engineering changes resulting in fewer components and increased reliability, the Company anticipates reduced repairs and spare parts revenue in the future.

         IBM was the most significant customer for the Company's products, accounting for 15% of revenues for the year ended December 31, 1999. Sales to Digital and NCR accounted for 7% and 3%, respectively, of revenues in 1999. The loss of IBM, NCR or Digital as a customer, and as a distribution channel for the Company's General Display Terminals, would have a material adverse effect on the Company's results of operations and liquidity.

         Gross Margin. Gross margin for the year ended December 31, 1999 was $23,812 (29.6% of revenue), as compared to gross margin for the year ended December 31, 1998 of $25,999 (28.8% of revenue). Cost reduction activities and changes in the Company's product mix have enabled the Company to increase its gross margin percent despite the decline in revenues.

         The Company anticipates that increased sales of WBTs will negatively impact gross margin due to the software license fees associated with the sale of this product. Gross margin in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

          Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 1999 or 1998. In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions.

         From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available. See "Asset Management."

         Total Operating Expenses. For the year ended December 31, 1999, operating expenses were $19,468 (24.2% of revenue), compared to expenses for 1998 of $17,803 (19.7% of revenue).

         Sales and Marketing Expenses. Sales and marketing expenses increased 23.9% from $8,308 (9.2% of revenue) for the year ended 1998 to $10,292 (12.8% of revenue) for the year ended December 31, 1999. The increase is attributable to spending to develop the Windows(R)-based Terminal market, including expenses relating to the introduction of the Company's new Capio(R) WBT. In addition, sales and marketing expenses for 1999 increased versus the prior period as the Company increased the sales headcount to accelerate acceptance of Internet appliances.

         The Company promotes its products by means of a balanced mix of media advertising, direct mail, telemarketing, trade shows, public relations and cooperative channel marketing programs. The Company's installed base of over 5,000,000 units is the primary target market for the Company's Viewpoint(R) and Capio WBTs. The Company's plan to reach this market is based on direct mail, telemarketing and advertising and participating in events with its key partners, including Microsoft. Within Merinta, spending is targeted at developing alliances and partnerships to achieve speed to market and leverage technology partnerships that provide joint marketing relationships or reference selling opportunities.

         General and Administrative Expenses. General and administrative expenses increased 19.4%, or $1,134, to $6,979 (8.7% of revenue), from $5,845 (6.5% of revenue) for the periods ending December 31, 1999 and 1998, respectively. The increase stems from spending for professional services including legal, standard accruals for the Company's employee bonus program payable within the first quarter of 2000, and expenses related to the implementation of the Company's new enterprise resource planning ("ERP") software.

         Research and Development Expenses. Research and development expenses increased to $5,908 in 1999 from $3,666 in 1998. The increase is attributable to Merinta's development efforts in software related to Internet appliances and Boundless Technologies' development of its WBTs. Spending increases were primarily related to the recruitment and retention of key development employees resulting in an increase of over 50% in headcount-related expenditures.

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

         Other Charges (Credits). On September 30, 1999, the Company sold the entirety of its interest in the GAI

Partnership to GA for $1,500,000 in cash, 1,133,333 shares of restricted common stock of GA, notes, and warrants to purchase shares of common stock of GA. The Company previously disclosed that GA was in default of material obligations under the partnership agreement, including payment of past due royalties and other fees, which totaled $2,468 as of December 31, 1998. The Company reserved against all outstanding receivables during 1997, and, since that time, has recorded revenue attributable to the partnership on a cash basis only. The Company recorded a credit of $2,324 relating to the sale after having received a third-party valuation assessment of the value of the securities and convertible debt components of the settlement. In addition the Company released a number of overaccruals from prior years including $636 relating to the estimated warranty liability associated with the shipment of the Company's products to DEC as well as $494 relating to the estimate of outstanding claims against the Company's marketing development funds programs.

         Interest Expense. Interest expense (net of interest income) amounted to $1,438 for the year ended December 31, 1999 compared to $2,539 for 1998. The decline in interest expense stems from a reduction in the amount of the Company's outstanding debt, completion of the amortization of capitalized debt financing costs relating to previous acquisitions, as well as a slight reduction in the rate of interest applicable to the Company's debt obligations.

         Income Tax Credit/Expense. The Company recorded an income tax credit of $333 for the year ended December 31, 1999 compared to an income tax expense of $749 for the year ended December 31, 1998. In 1999, the Company recorded tax benefits of $1,531 relating to the reversals of a prior year overaccrual and the adjustment of deferred taxes as a result of tax examinations. In 1998 the Company released all of the valuation allowance reserved against its net deferred tax asset, resulting in an effective tax rate below the federal statutory rate. At December 31, 1999, the Company had no net operating loss carryforward credits remaining.

         Net Income. For the year ended December 31, 1999, net income was $3,239 (4.0% of revenue), compared to a net income of $4,908 (5.4% of revenue) for the year ended December 31, 1998.

Years Ended December 31, 1998 and 1997

         Revenues. Revenues for the year ended December 31, 1998 were $90,202, as compared to $98,271 for the year ended December 31, 1997.

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

         Sales of the Company's Windows(R)-based Terminals amounted to $8,409 versus $3,218 for the years 1998 and 1997, respectively. The increase was attributable to an increase in market acceptance of this computing technology as well as the release, in July 1998, of a key enabling server software from Microsoft(R) Corporation.

         Net sales from the Company's repairs and spare parts business decreased 28%, or $922, from $3,350 for the year ended December 31, 1997 to $2,428 for the year ended December 31, 1998. An increase in the proportion of the Company's sales to OEMs, who generally provide their own service, reduced the overall repairs revenue. Also, spare parts sales to Digital and NCR decreased as a result of the overall decline in unit sales to each of them in recent years. In addition, reliability improvements and enhanced product quality have reduced the Company's spare parts revenues

         The GAI Partnership agreement provided for the payment of royalties to the Company as a percentage of partnership revenues, commencing May 1995, as follows: months 1-12, 12%; months 13-24, 10%; months 25-36, 9%; months 37-48, 8%; and months 49-60, 7%. The
Company has previously disclosed that GA is in default of material obligations under the partnership agreement, including payment of past due royalties and other fees. As a result, the Company reserved against all outstanding receivables during 1997, and, since that time, recorded revenue attributable to the partnership on a cash basis only.

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

Year 2000 Compliance

         Year 2000 Update

         Through the first two months of the year 2000, the Company's operations around the world are functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). Boundless' customers have not reported any Year 2000 incidents. The Company has not experienced any significant Year 2000-related issue that would affect our ability to manufacture, ship, sell, or service our products.

         Year 2000 Readiness

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information referencing the year 2000. This is commonly referred to as the "Year 2000 issue." The Company is addressing this issue on several different fronts. With respect to products the Company offers for sale, either to OEMs or through distribution, the Company has verified the products are Year 2000 compliant. The Company has assigned a team to monitor Year 2000 compliance. This team is charged with ensuring Year 2000 compliance for all hardware and software products through its purchasing process, as well as assessing Year 2000 readiness and risk to the Company with respect to the compliance of its critical vendors and suppliers. Finally, the Company has a team assigned to coordinate the Year 2000 program for its internal systems and devices. Year 2000 compliance of the Company's internal systems and devices was substantially tested and complete by November of 1999, with continued testing of compliance throughout 1999. To date, the total costs related to the Company's Year 2000 program have not been material to the Company's financial position or results of operations, and have been charged to expense as incurred. Based on current information and assessment, the Company does not believe that the Year 2000 issue discussed above as it relates to products sold to customers or the Company's internal systems will be material to its financial position or results of operations or that its business will be adversely affected in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or one or more critical vendors or suppliers fail due to Year 2000 issues, the Company's business and its results of operations could be adversely affected.

Liquidity and Capital Resources

         The discussion below regarding liquidity and capital resources should be read together with the information included under Notes 4, 7 and 11 of Notes to Consolidated Financial Statements.

         Working capital was approximately $17,942 as of December 31, 1999, compared to $9,401 as of December 31, 1998. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

         The Company currently has a bank credit facility that is provided by Chase. A Revolving Loan with Chase, originally scheduled to expire December 31, 1998, had been extended to April 15, 1999. On April 14, 1999, the Company signed an agreement with Chase to replace that existing Chase Credit Line with a new three-year $15,000 revolving line of credit on terms substantially similar to those previously in effect. The new credit facility also provides for a $4,000 term loan, payable over a three-year period in equal quarterly installments beginning June 1999. At December 31, 1999, the

Chase Credit Line consisted of a $15,000 revolving line of credit ("Revolving Loan"). Borrowing under the Revolving Loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. At December 31, 1999, up to $5,000 was available under the Revolving Loan for letters of credit. At December 31, 1999, the Company owed Chase $3,000 under the term loan and $5,500 under the line of credit and had availability of $4,000 under the Revolving Loan. As a result of the borrowing base formula, the credit available to the Company could be adversely restricted in the event of further declines in the Company's sales and increased purchases and production to meet increases in orders may not be able to be financed under the Chase Credit Line.

          In order to fund the Company's activities in Boundless Manufacturing, the Company is negotiating an amendment to the Chase Credit Line which it expects to complete shortly.

         Net cash provided by operating activities related to continuing operations during the year ended December 31, 1999 was $2,180, principally related to net income of $3,239 and non-cash expenses, principally depreciation and amortization, of $2,111. These increases were partially offset by increases in inventory of $1,526, reductions in accounts payable and other accrued expenses of $1,266 as well as a change in the Company's deferred tax position of $827. Net cash provided by investing activities was comprised of $1,500 stemming from the sale of the Company's partnership interest in the GAI Partnership offset by capital expenditures of $1,023. Net cash used in financing activities was principally comprised of the repayment of $8,000 to NCR to retire a note originally issued in connection with the Boundless Acquisition and the retirement of the Company's mandatorily redeemable preferred stock in the amount of $3,555. These amounts were offset by proceeds from the issuance of a $6,750 mortgage note to a financial institution and $4,000 from a term loan which was obtained in connection with the renewal of the Chase Credit Line.

         In addition to obligations previously discussed, long-term capital requirements at December 31, 1999 included: (i) a mortgage note payable to Independence Community Bank in the amount of $6,713, bearing interest at 7.75% per annum and payable monthly over a 25-year amortization schedule due on or before July 1, 2009 and secured by the Company's facility in Hauppauge, New York; and (ii) a lease commitment of $247 per year through December 31, 2000 for Merinta's Austin, Texas facility.

         At December 31, 1999, the Company's total long-term liabilities were approximately $15,125 and its current portion of long-term debt was approximately $1,650. The Company believes that cash generated by Boundless' operations will be sufficient to pay the Company's current and long-term debts, when due.

Asset Management

         Inventory. Management has instituted policies and procedures to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most components and sub-assemblies are stocked to provide for an order-to-ship cycle of seven days. The Company follows an inventory cycle count program that dictates monthly, quarterly, or semi-annual physical inventory counts depending upon product cost and usage.

         The Company utilizes various subcontractors that manufacture component parts of its products based on specifications supplied by the Company. As a guideline, the Company attempts to have two qualified subcontractors for each of its high dollar value, long lead time, customized components that it chooses to outsource. In certain cases, the Company may decide to purchase components from only one of the qualified subcontractors in an attempt to control manufacturing overhead costs tied to supplier management and development. In most cases, backup qualified subcontractors are identified by the Company in the event that termination of the primary source should occur. If such a termination occurs, the Company may experience short-term production delays and increases in material and freight costs as the alternate subcontractor initiates production runs and expedites delivery to the Company. Furthermore, worldwide shortages of raw material creates supply problems for the computer industry from time to time. Such supply shortages may cause market price increases and allocated production runs which could have an adverse effect on the Company's business.

Inventory turnover was 4.2 times in 1997, 4.4 times in 1998, and 3.8 times in 1999. The decline in 1999 resulted from the Company's decision to accelerate receipt of material ahead of December 31, 1999 in order to minimize any potential Year 2000 disruption. Inventory reserves at December 31, 1999 were $2,920 and were $3,273 for the year ended December 31,

1998.

         Accounts Receivable. The Company sells its products on prepayment and net 30-day terms. Receivable turnover was 6.0 in 1997, 6.2 in 1998 and 6.0 in 1999.

New Accounting Pronouncement

         Statement of Financial Accounting Standard No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is assessing the impact that the adoption of SFAS No. 133 will have, if any, on its consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101 "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than January 31, 2001. The Company is in the process of determining the impact adoption will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At December 31, 1999 the Company had in place interest rate swap agreements in the amount of $7,000 at an effective average interest rate of 8.66%. Of this dollar amount, $3,000 represents an effective hedge of the Company's exposure to interest rate changes against the outstanding balance of the term loan; and such swap amount shall amortize in concert with the term loan payment schedule. The remaining balance of the swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the company's Revolving Loan.

         The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1999 the Company's investments consisted of the investment of excess cash balances in overnight time deposits offered by Chase Manhattan Bank in London.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a)(1) and (2) of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The directors and executive officers of the Company are as follows:

Name                                Age      Positions and Offices

J. Gerald Combs                     50       Chairman of the Board of Directors, Chief Executive Officer

Joseph Joy                          46       President, Boundless Manufacturing Services, Inc.

Anthony Giovaniello                 44       Executive Vice President- Boundless Manufacturing Services, Inc.

Kenneth East                        41       Chief Technology Officer- Merinta, Inc.

Jeffrey K. Moore                    30       Vice President, Corporate Development, Director, President- Merinta Inc.

Joseph Gardner                      40       Vice President - Finance, Chief Financial Officer

Stephen Maysonave                   53       Director

Gary Wood                           56       Director

Daniel Matheson                     50       Director

         J. Gerald Combs has served as Chairman and Chief Executive Officer of the Company and its subsidiaries since May 9, 1997. From April 1997 to December 1999 Mr. Combs had been the Chairman and CEO of Morgan Kent Group, the largest shareholder of the Company. Since 1992 Mr. Combs has been Chairman and CEO of Merrico Corporation, a privately held financial consulting firm. Mr. Combs also served as President of All-Quotes, Inc., the predecessor of the Company, from October 1993 to December 1994.

         Joseph Joy has served as President, Boundless Manufacturing Services, Inc. since September 1999. Mr. Joy has over twenty years experience in the computer and computer peripherals industries. Mr. Joy's experience includes general management, supply-based management, marketing, quality assurance and engineering. Previously Mr. Joy held senior management positions in computer supply chain management and sales and marketing for both Solectron and NCR corporations. He received his MBA from Columbia University and BA from Georgetown University.

         Anthony Giovaniello has served as Executive Vice President, Business Development, for Boundless Manufacturing since August 1999. Mr. Giovaniello has been a professional in the high technology area for over 20 years. Over that period he has amassed extensive sales and sales management experience, both in corporate and indirect sales activities. More recently, Mr. Giovaniello was Director, Business Development, for Solectron Corporation and had served as Chief Operating Officer of Boundless Technologies.

         Kenneth East has served as Chief Technology Officer of Merinta since November 1999. Prior thereto, from September 1998 until November 1999, Mr. East had served as Chief Operating Officer of the Company. Mr. East joined the Company in February 1998 as Chief Technology Officer. Prior to that time, from 1990 to 1998, Mr. East served as Director of Software Development-Integrated Network Management Systems at NEC America, Inc., a worldwide leader in high technology offering products and systems in semiconductors, communications, computer peripherals, imaging, and computers.

         Jeffrey K. Moore has served as a member of the Company's Board and a Vice President of Boundless since January 1997. He joined the Company in May 1996 as a financial analyst reporting to the Company's Chief Financial Officer and President. From September 1996 to April 1997, he served as President and Chairman of the Board, and from February 1999 to December 1999 had served as Assistant Secretary and as a director, of Morgan Kent Group. In December 1999 Mr. Moore was named Chairman of Morgan Kent Group, and during January 2000 was named President of Merinta.

         Joseph Gardner has served as Vice President- Finance and Chief Financial Officer of the Company since October 31, 1997. Mr. Gardner has been employed by Boundless since April of 1990. Prior to October 31, 1997, Mr. Gardner served as the Controller and Vice President- Quality Assurance of Boundless.

         Stephen Maysonave has been a member of the Company's Board of Directors since September 1998. Mr. Maysonave has thirty years of experience in the high technology business, including twenty years of international business experience. Mr. Maysonave is currently the principal of Maysonave & Associates, a consulting group specializing in high technology companies. Prior thereto Mr. Maysonave was employed as Vice President, Global Partners, by Informix Software, a worldwide supplier of database solutions. Mr. Maysonave is the voting trustee of 3,330,000 shares of Series B Preferred Stock of Morgan Kent Group, Inc. pursuant to a voting trust expiring April 30, 2000. (See Item 12). During January 2000, Mr. Maysonave resigned his position as a member of the Company's Board of Directors. Mr. Maysonave continues to serve as a member of the Board of Directors for Merinta.

         Gary Wood has been a member of the Company's Board of Directors since November 1996. Since September 1, 1997, Mr. Wood has been serving as Executive Vice President and Chief Operating Officer of Collins Financial Services, Inc. Collins purchases nationwide portfolios of consumer debt and either resells or collects the accounts. He has served as Staff Economist for Senator John Tower; was named Chief Economist of the Republican Policy Committee, U.S. Senate; was a Finance Professor and Director of Governmental Affairs at Baylor University; and is a former Director of the Federal Reserve Bank of Dallas. He also served as a member of the Regional Advisory Oversight Board of the R.T.C. as well as the Boards of The Capital Network and the Mental Health Association in Texas. From April 1988 to December 1995 Mr. Wood served as President of the Texas Research League.

         Daniel Matheson has been a member of the Company's Board since August 1996. Mr. Matheson received his JD with Honors from the University of Texas in 1974 and his BA from the University of Texas at Austin in 1971. Mr. Matheson's legal experience has involved counseling and advice to emerging companies on choice of entity structuring, venture financing, and corporate governance. He is a member of the American, Texas and Travis County Bar Associations. Mr. Matheson is the Past Chairman and a Member of the Board of Directors of The Capital Network, Inc.; Immediate Past-Chairman and a Member of the Board of Directors of the Mental Health Association of Texas; and a Member of the Board of Directors and Executive committee of the Paramount Theater, Inc. He also serves as a Trustee of the Texas Mental Health Foundation and is a member of the Austin Leadership Council of the University of Texas "We're Texas" Capital Campaign.

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

         Non-employee members of the Company's Board of Directors receive $12,000 annually, and $500 for each Board of Director meeting attended, as compensation for services rendered to the Company in their capacity as directors of the Company. In addition, non-employee members of the Company's Board of Directors receive $6,500 annually for services provided as a member of either the Audit or Compensation Committees. Messrs. Wood, Matheson, and Maysonave were each granted options on February 18, 1999, to purchase 15,000 shares of Common Stock at $5.00 per share that expire in February 2004. The options vest over a four-year period as follows- 25% following the first anniversary of the date of grant and pro rata over the remaining three-year period. The options granted to Mr. Maysonave were for consulting services provided to the Company, and the Company recorded an expense of $40,000 related to the grant. On September 17, 1999, the Company granted to each of Messrs. Wood, Matheson and Maysonave options to purchase 10,000 shares of Common Stock at $4.125 per share that expire September 2004. These options vest similarly to the options noted above. On September 17, 1999 the Company granted to each of Messrs. Wood and Matheson options to purchase 10,000 shares of Common Stock at $4.125 per share in connection with their work as members of the company's Compensation Committee. These shares vest as to 50% one-year following the date of grant and, as to the remainder, on the second anniversary following the date of grant. In addition, on September 17, 1999, Mr. Maysonave was granted 15,000 options to purchase shares of Common Stock at $4.125 per share that expire September 2004. The 15,000 options were granted for services Mr. Maysonave provided as a consultant to the Company and vested immediately on the date of grant. The Company recorded an expense of $25,000 relating to the grant of the 15,000 options.

Section 16(a) Beneficial Ownership Reporting Compliance

         A review of the Forms 3 and 4 filed or due in 1999 relating to the Company's securities indicates that the following filing made with the Commission was not timely: a Form 4 relating to Mr. Maysonave's purchases of 5,000 shares of Common Stock in March 1999 was filed approximately 20 days late. The Company has been advised that the tardiness of this filing was inadvertent.

ITEM 11.      EXECUTIVE COMPENSATION

         The table below discloses all cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer, the executive officers of the Company who earned more than $100,000 for services rendered in all capacities to the Company during the fiscal year ended December 31, 1999, and the two highest paid individuals who earned more than $100,000 for services rendered to the Company but who were not executive officers at December 31, 1999 (collectively, the "named executive officers"). In addition, it provides information with respect to the compensation paid by the Company to the named executive officers during 1998 and 1997.

                           Summary Compensation Table
                           --------------------------
                                     Annual Compensation                                   Long-Term
                                     -------------------                                  Compensation
                                                                                          ------------
Name and Principal                                                         Other Annual                          All Other
Position                       Year            Salary          Bonus       Compensation   Options(#) (4)      Compensation
-----------                    ----            ------          -----       ------------   -----------         ------------

J. Gerald Combs(1)          12/31/99         $325,000       $ 50,000                  -           50,000            -
CEO and Chairman            12/31/98         $291,462       $150,000                  -          150,000            -
                            12/31/97         $123,436              -            $ 8,497           65,000            -

Jeffrey K. Moore(5)         12/31/99         $112,500        $25,000                  -           50,000            -
Vice President, Corporate   12/31/98          $90,719              -                  -                -            -
Development                 12/31/97          $69,327        $15,500                  -           65,000            -

Kenneth East(3)             12/31/99         $164,640        $50,000                  -           20,000            -
Chief Technology Officer    12/31/98         $137,489        $35,000            $17,130           30,000            -
                                                                                                                    -
Joseph Gardner              12/31/99         $140,193        $40,000                  -           20,000            -
Vice President-Finance      12/31/98         $140,962        $25,000                  -                -            -
Chief Financial Officer     12/31/97         $100,000        $25,000                  -           10,000            -

James Tillinghast(2)        12/31/99         $140,000        $30,000            $69,448           45,000            -
Vice President,
Sales

Kevin Sieck(2)               12/31/99         $96,924        $10,000            $52,766           25,000            -
Sales Director



(1) Other annual compensation for 1997 includes taxable fringe benefits. In 1997, Mr. Combs' pre-existing options to purchase 90,000 shares of Common Stock at an exercise price of $15.00 per share (expiring on January 24, 1999 as to 20,000 options and on October 3, 1999 as to 70,000 options) were amended so that the exercise price is $6.60 per share and they expire on July 1, 2002. See "Certain Relationships and Related Transactions" for options granted in 1999 to Mr. Combs to purchase shares of common stock of the Company's subsidiaries, Boundless Manufacturing and Merinta, which options were exercised by Mr. Combs during 1999.

(2) Other annual compensation consisted of commissions and, in addition for Mr. Tillinghast, consisted of $30,000 for reimbursement of relocation expenses.

(3)  Other annual compensation consisted of relocation expense reimbursement.

(4) With the exception of the options granted to Mr. Tillinghast in 1999, which have a strike price of $5.31 per share of Common Stock, all other options granted in 1999 to the named executive officers have a strike price of $5.00 per share of Common Stock. With the exception of the 150,000 options granted to Mr. Combs in 1998, which have a strike price of $4.88 per share of Common Stock, the Company repriced the exercise price of all outstanding employee options on May 18, 1998 to $5.63 per share of Common Stock.

(5) See "Certain Relationships and Related Transactions" for options granted in 1999 to Mr. Moore to purchase shares of common stock of the Company's subsidiaries, Boundless Manufacturing and Merinta, which options were exercised by Mr. Moore during 1999.

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

         With respect to Mr. Combs, the agreement was entered into June 1, 1998 and expires May 31, 2001. The agreement calls for an annual salary of $325,000, subject to an annual review by the Compensation Committee of the Board of Directors, as well as the grant of 150,000 options to purchase shares of the Company's Common Stock, such shares to vest pro rata on an annual basis over a three-year period. Should Mr. Combs' employment with the Company be terminated without cause, Mr. Combs would be entitled to deferred payments totaling two years salary. In the event of a change-in-control, as defined in the agreement, Mr. Combs would be entitled to deferred payments totaling two years salary, as well as immediate vesting of all options.

         Mr. East's employment agreement was entered into February 9, 1998 and expired February 8, 2000. The agreement called for an annual salary of $150,000, subject to an annual review by the Chairman and Chief Executive of the Company; as well as the grant of 30,000 options to purchase shares of the Company's Common Stock, such shares to vest pro rata over a four-year period. Should Mr. East's employment with the Company be terminated without cause, Mr. East would be entitled to deferred payments totaling six-month's salary. As the agreement expired February 8, 2000, the Company and Mr. East have entered negotiations to extend the contract for one additional year on terms substantially similar to those of the expired agreement. The Company believes the negotiations will be successful.

         The Company and Boundless Manufacturing Services, Inc. have entered into employment agreements with Messrs. Joseph Joy and Anthony Giovaniello, respectively the President of Boundless Manufacturing and Executive Vice President, Business Development. The terms and conditions of the agreements for each of Messrs. Joy and Giovaniello are substantially similar, having an initial term of approximately four years and expiring July 1, 2003, unless sooner extended or terminated as provided for in the agreements.

         The  agreements  call  for the  purchase,  by each of  Messrs.  Joy and
Giovaniello,  of 12.5% of Boundless  Manufacturing  Services,  Inc.'s issued and outstanding common stock. These shares may be repurchased by Boundless Manufacturing Services, in a manner as defined in the agreements, should that company fail to meet defined minimum performance standards. The agreements call for annual salaries of approximately $155,000, subject to an annual review; and a cash bonus of up to $100,000 annually determined by achievement against specified objectives.

         In the event either of Messrs. Joy or Giovaniello is terminated for failure to attain the minimum performance standards, as defined, he would be entitled to continuation of base salary for a period not to exceed six months. In the event of termination without cause, or if either Messrs. Joy or Giovaniello resigns as a result of a change of control of the Company, he would be entitled to continuation of base salary for a period not to exceed 18 months. In addition, in the event of termination without cause or resignation resulting from a change of control, the employee is entitled to payment of the pro rata portion of the cash bonus the employee would have been entitled to had he remained continuously employed through the end of the year within which termination occurs.

Compensation Committee Interlocks and Insider Participation

         Mr. Combs and Mr. Jeffrey Moore, who were executive officers of the Company during 1999, were also members of the Company's Board of Directors during such times and participated in deliberations concerning executive officer compensation. Their joint deliberations gave rise to conflicts of interest, which could have affected their compensation, and the number of stock options granted to them individually and as a group. Mr. Combs and Mr. Moore were also members of the Board and officers of Morgan Kent Group during 1999 which had certain relationships, and entered into certain transactions, with the Company during 1999 as described below under "Item 13- Certain Relationships and Related Transactions."

1995/ 1997 Incentive Plans

The Company's 1995 Incentive Plan covered the issuance of up to 600,000 shares of Common Stock. As additional shares were no longer available to be issued under the 1995 Incentive Plan, the Board adopted the 1997 Incentive Plan in July 1997 which covers the issuance of up to 1,000,000 shares of Common Stock.

                        Option Grants in Last Fiscal Year

         The following table sets forth information, as of December 31, 1999, regarding the outstanding options to purchase the Company's Common Stock granted in 1999 under the Company's 1997 Incentive Plan ("1997 Plan") to the named executive officers:

                             Number of                                                      Potential Realizable
                             Securities     Percent of Total                                  Value at Assumed
                             Underlying       Options/SARs     Exercise or                  Annual Rates of Stock
                            Options/SARs     Granted under     Base Price    Expiration    Price Appreciation for
          Name              Granted (#)         1997 Plan         ($/Sh)        Date             Option Term
          ----              -----------     --- ----------   --   -------    ----------          -----------
                                                                                               5% ($)      10% ($)
                                                                                               ------      -------
J.Gerald Combs (1)             50,000             7.1%           $ 5.00      2/18/04           69,070      152,627
Jeffrey K. Moore(1)            50,000             7.1%           $ 5.00      2/18/04           69,070      152,627
Kenneth East(2)                20,000             2.8%           $ 5.00      2/18/04           27,628       61,051
Joseph Gardner(2)              20,000             2.8%           $ 5.00      2/18/04           27,628       61,051
James Tillinghast(2)           45,000             6.4%           $ 5.31      1/04/04           66,017      145,881
Kevin Sieck(2)                 25,000             3.5%           $ 5.00      3/15/04           34,535       76,314



--------------------------

         (1) Options were granted 2/18/99 and vest over a three-year period at a rate of 50%, 25% and 25% respectively, per year, on the anniversary of the date of grant.

         (2) Options were granted 2/18/99, except for Mr. Tillinghast whose options were granted 1/04/99,and vest 25% one year following the grant date and the remainder on a pro rata monthly basis over the subsequent three years.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

         The following table provides information on the value of the named executive officers' unexercised options to purchase shares of Common Stock at December 31, 1999.

                                                                                               Value of Unexercised
                                                     Number of Unexercised Options at        In-the-Money Options at
                                                          December 31, 1999 (#)              December 31, 1999 ($)(1)
                                                        -------------------------           -------------------------
                             Shares
                          Acquired on      Value
         Name             Exercise(#)    Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
         ----             -----------    --------      -----------      -------------      -----------      -------------

J. Gerald Combs(2)             $0           $0           205,000           150,000          $601,250          $518,750
Kenneth East                    0            0            12,500            37,500            34,375           115,625
Jeffrey K. Moore(2)             0            0            50,000            50,000           137,500           168,750
Joseph Gardner                  0            0            13,437            22,563            36,952            74,548
James Tillinghast               0            0               0              45,000               0             137,925
Kevin Sieck                     0            0               0              25,000               0              84,375



(1) The last sale price of the Company's Common Stock on December 31, 1999, as reported by The American Stock Exchange, was $ 8.375.

(2) See "Certain Relationships and Related Transactions" for options granted in 1999 to Mr. Combs and Mr. Moore to purchase shares of common stock of the Company's subsidiaries, Boundless Manufacturing and Merinta, which options were exercised by Mr. Combs and Mr. Moore during 1999.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 2, 2000, by (i) each of the Company's directors and "named executive officers,"
(ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Except as indicated each such person has sole voting and investment powers with respect to his and her shares. The address of Morgan Kent Group is 145 West 57th Street, 19th Floor, New York, NY 10019. The address of Stephen Maysonave is 3300 Bee Cave Road, Suite 650-221, Austin, TX 78746.


                                                       Number of Shares                    Percentage of
Name of Beneficial Owner                              Beneficially Owned                Outstanding Shares
------------------------                              ------------------                ------------------

Morgan Kent Group, Inc.                                    2,128,720(1)                      43.0%
Stephen Maysonave, Voting Trustee                          2,128,720(1)(2)                   43.0%
Stephen Maysonave                                             78,750(3)(4)                    1.7%
J. Gerald Combs                                              230,000(3)                       4.9%
Gary Wood                                                     18,750(3)                          *
Daniel Matheson                                               28,750(3)                          *
Jeffrey Moore                                                 75,000(2)(3)                    1.6%
Joseph Gardner                                                18,916(3)                          *
Kenneth East                                                  19,375(3)                          *
James Tillinghast                                             13,125(3)                          *
Kevin Sieck                                                    6,250(3)                          *
All current directors and executive
 officers as a group
 (seven individuals)                                       2,598,261(1)(3)                   52.4%
--------------------------------

*    Less than 1%.

(1) Includes 457,502 shares underlying the warrants held by Morgan Kent Group (the "Morgan Kent Group Warrants") to purchase shares of Common Stock at an exercise price of $7.50 per share as to a warrant for 307,502 shares and at an exercise price of $5.82 as to a warrant for 150,000 shares.

(2) Includes the shares beneficially owned by Morgan Kent Group, as a result of Mr. Maysonave's beneficial ownership, as voting trustee, of 3,330,000 shares of Series B Preferred Stock of Morgan Kent Group (the "Series B Preferred") pursuant to a voting trust expiring April 30, 2000. Under a stockholders agreement, the Series B Preferred has the power to elect three of the five directors constituting Morgan Kent Group's entire board of directors which has the sole voting power and, with the stockholders of Morgan Kent Group, shares the investment power with respect to the Common Stock owned by Morgan Kent Group. The 3,330,000 shares constitute 51.2% of the 6,500,000 outstanding shares of the Series B Preferred. Messrs. Jeffrey
     K. Moore and Matthew R. Moore (the "Moore Brothers") together own a majority of the outstanding shares of the Series B Preferred and a majority of the shares in the voting trust, and, voting together, have the power under the voting trust agreement to replace Stephen Maysonave as voting trustee at any time for any reason. Each of the Moore Brothers disclaims beneficial ownership of the other's shares of Morgan Kent Group's Series B Preferred. There can no assurance that a change of control of the Company will not occur as a result of (i) sales of Series B Preferred owned by the Moore Brothers to achieve liquidity, or for any other reason, or (ii) sales of the Company's Common Stock by Morgan Kent Group to fund other business activities or investments or for any other reason.

(3) Includes or consists of shares of Common Stock issuable upon exercise of options as follows: Mr. Combs: 230,000; Mr. Wood: 18,750; Mr. Matheson:
     28,750; Mr. Moore: 75,000; Mr. Maysonave:  68,750; Mr. Gardner: 18,916; Mr.
     East: 19,375; Mr. Tillinghast: 13,125; and Mr. Sieck: 6,250.

(4) Resigned as a Member of the Board of Directors of the Company effective January 2000.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The Company and Morgan Kent Group had anticipated that the operating results of the Company, as a result of the Digital Acquisition, would enable the Company to meet its covenants under the Chase Credit Line and terminate the Chase portion of the Pledge by November 1996. The Company did not achieve the operating results necessary to release Morgan Kent Group from the Pledge to Chase and, as a result, the Company agreed to pay Morgan Kent Group, effective January 1, 1997, an asset utilization fee of $17,500 per month for each month, or part thereof, that the Pledge, either to Chase or NCR, remains in effect. For 1999 such fees amounted to $52,500. The Pledge to Chase was cancelled December 1997. The Pledge to NCR was cancelled January 1999.

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

         Mr. Maysonave, a member of the Board of Directors was granted options on February 18, 1999, to purchase 15,000 shares of Common Stock at $5.00 per share that expire in February 2004. The options vest over a four-year period as follows- 25% following the first anniversary of the date of grant and pro rata over the remaining three-year period. The options granted to Mr. Maysonave were for consulting services provided to the Company, and the Company recorded an expense of $40,000 related to the grant. On September 17, 1999, Mr. Maysonave was granted 15,000 options to purchase shares of Common Stock at $4.125 per share that expire September 2004. The 15,000 options were granted for services Mr. Maysonave provided as a consultant to the Company and vested immediately on the date of grant. The Company recorded an expense of $25,000 relating to the grant of the 15,000 options. In addition, the Company recorded as expense $150,000 paid to Mr. Maysonave relating to Mr. Maysonave's consulting services to the Company throughout 1999.

         In December 1998 the Company repurchased 110,620 shares of the Company's then outstanding Common Stock from Morgan Kent Group at $4.52 per share, or approximately 20% below the average of the preceding five day trading close as reported on the NASDAQ SmallCap Market.

         During April 1999 the Company entered into a one-year consulting agreement with CrossRoads Capital Corporation ("CrossRoads") to render to the Company financial advisory and investment banking services. CrossRoads is headed by Mr. Fred Schulman, President, who also is President of the Morgan Kent Group. Fees associated with the services provided by CrossRoads amount to $10,000 per month. During March 2000 the consulting agreement was extended for an additional one-year period.

         In 1999 Morgan Kent paid the Company $2,000 in interest accruing on a $50,000 loan from the Company to Morgan Kent. The note evidencing the loan and originally due and payable July 1999 was extended to July 2000.

         During 1999, Boundless Manufacturing issued shares of its common stock as follows: 400 shares (12.5% of the outstanding) to each of Joseph Joy and Anthony Giovaniello for $5.00 per share, 320 shares (10% of the outstanding) to each of J. Gerald Combs and Jeffrey Moore upon their exercise of employee stock options at an exercise price of $5.50 per share, and 1,760 shares (55% of the outsanding) to the Company. Pursuant to their employment agreements, Mr. Joy and Mr. Giovaniello will have the option, upon the attainment of certain defined performance standards, to convert their shares of Boundless Manufacturing into up to an aggregate of 300,000 shares of the Company's Common Stock. See "Executive Compensation Employment Agreements and Change-in-Control Arrangements" for terms of Boundless' employment agreements with Messrs. Joy and Giovaniello. The Company has allocated 160 shares of its Boundless Manufacturing common stock for future issuance under Boundless Manufacturing's incentive plan.

         During 1999, Merinta adopted an incentive plan and reserved 30% of its common stock for issuance under the plan. Each of Mr. Combs and Mr. J. Moore in 1999 exercised Merinta employee stock options previously issued to him and, as a result, each was issued shares representing 6.5% of Merinta's outstanding common stock. Boundless Manufacturing and Merinta received third party fairness opinions before granting options to Messrs. Combs and Moore.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K                                     Page No.
              ---------------------------------------------------------------                                     --------

(a)      (1)(2)   Financial Statements and Schedules

                  Index to Financial Statements                                                                       F-1

         All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the Year ended December 31, 1999 or is not applicable or required.

         (3) The exhibits listed in the exhibit index attached to this Report are filed as part of this Report.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2000

                                             BOUNDLESS CORPORATION

                                             By:      /s/
                                                --------------------------------
                                                     J. Gerald Combs
                                                     Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/                                              Chairman of the Board of Directors,  Chief           March 29, 2000
------------------------------------             Executive Officer
J. Gerald Combs

/s/                                              Vice President - Finance, Chief Financial            March 29, 2000
------------------------------------             Officer (Principal Accounting Officer)
Joseph Gardner

/s/                                              Vice President, Director                             March 29, 2000
------------------------------------
Jeffrey K. Moore

 /s/                                             Director                                             March 29, 2000
------------------------------------
Daniel Matheson

/s/                                              Director                                             March 29, 2000
------------------------------------
Gary Wood

                                  EXHIBIT INDEX

Exhibit No.*    Description of Exhibit


3.1[3]          Certificate of Incorporation of Registrant and Certificates of Amendment thereto.

3.2[2]          By-Laws of Registrant

10(a)[1]        Lease, dated August 22, 1994, between International Software Systems, Inc. and SunRiver
                         Corporation (now Morgan Kent Group, Inc.) of the premises located at Suite 201,
                         Building IV, 9430 Research Blvd. Austin, Texas. (Originally filed as exhibit
                         10(e).)

10(b)           Registrant's 1995 Incentive Plan (Incorporated by  reference  to and  filed as  Exhibit  E to
                         Registrant's   Information  Statement,  dated September 28, 1995).

10(c)           Registrant's 1997 Incentive Plan (Incorporated by reference to and filed as Exhibit A to
                         Registrant's Information Statement, dated March 6, 1998).


10(d)[4]        Employment Agreement, dated June 1, 1998, among the Registrant, Boundless Technologies,
                         Inc. and J. Gerald Combs (Originally filed as Exhibit 10(aa)).

10(e)[4]        Employment Agreement, dated February 9, 1998, among the Registrant, Boundless Technologies,
                         Inc. and Kenneth East (Originally filed as Exhibit 10(bb)).

10(f)**         Employment Agreement, dated July 1, 1999, among Registrant, Boundless Manufacturing
                         Services, Inc. and Joseph Joy.


10(g)**         Employment Agreement, dated July 1, 1999, among Registrant, Boundless Manufacturing
                         Services, Inc. and Anthony Giovaniello.

10(h)[5]        Amended and Restated Credit Agreement and Guaranty (plus exhibits thereto) dated as of
                         April 14, 1999 among Boundless Technologies, Inc. as borrower, Boundless
                         Acquisition Corp. and Boundless Corporation, as guarantors, and The Chase
                         Manhattan Bank, Silicon Valley Bank and National Bank of Canada as the Banks.
                         (Originally filed as exhibit 10(a)).

10(i)[5]        Common  Stock  Purchase  Warrant  dated  as of April 14, 1999 issued to Chase Manhattan Bank for the purchase of up to 50,000 shares of the Registrant's common stock (Originally filed as exhibit 10(b)).

10(j)[6]        Restatement, Extension, Assumption and Modification Agreement, dated June 24, 1999, between
                         Boundless Technologies, Inc. and Independence Community Bank (Originally filed as
                         Exhibit 10(a)).


10(k)[6]        Restated Business Installment Promissory Note, dated June 24, 1999, from Boundless
                         Technologies, Inc. to Independence Community Bank (Originally filed as Exhibit
                         10(b)).

Exhibit No.*    Description of Exhibit

10(l)[6]        Restated Mortgage and Security Agreement, dated June 24, 1999, between Boundless
                         Technologies, Inc. and Independence Community Bank (Originally filed as Exhibit
                         10(c)).

10(m)**         Agreement, dated September 30, 1999, between General Automation, Inc. and Boundless
                         Technologies, Inc. relating to settlement of obligations and the transfer of interests in General Automation LLC.

10(n)**         Promissory Note, dated September 30, 1999, in the amount of $250,000 from General
                Automation, Inc. to Boundless Technologies, Inc.


10(o)**         Promissory Note, dated September 30, 1999, in the amount of $500,000 from General
                         Automation, Inc. to Boundless Technologies, Inc.


10(p)**         Form of Secured Convertible Promissory Note from General Automation, Inc. to Boundless
                         Technologies, Inc.

10(q)**         Form of Warrant from General Automation, Inc. to Boundless Technologies, Inc.

11**            Statement re Computation of Per Share Earnings.  See Consolidated Financial Statements.

21**            List of Subsidiaries

23**            Consent of BDO Seidman, LLP.

27**            Financial Data Schedule.

------------------------

*               Numbers inside brackets  indicate  documents from which exhibits have been incorporated by reference.  Unless  otherwise  indicated,  documents  incorporated by reference refer to the identical exhibit number in the original documents from which they are being incorporated.

**              Filed herewith.

[1]             Incorporated by reference to Registrant's Annual Report on Form 10-K for the transition period July 1 through December 31, 1994.

[2]             Incorporated by reference to Registrant's Registration Statement on Form S-18 (File No.
                33-32396-NY).

[3]             Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1997.

Exhibit No.* Description of Exhibit

[4]             Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1998.

[5]             Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

[6]             Incorporated by reference to the Registrant's Quarterly Report  on Form  10-Q for the  quarter ended  July 30, 1999.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                         INDEX TO FINANCIAL STATEMENTS


Reports of Independent Certified Public Accountants                F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998       F-3

Consolidated Statements of Operations
  for the years ended December 31, 1999, 1998 and 1997             F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997             F-5

Consolidated Statements of Cash Flows
  for the years ended December 31, 1999, 1998 and 1997             F-6

Notes to Consolidated Financial Statements                         F-8

Schedule I - Condensed Financial Information of Registrant
 (Parent Company)

Condensed Balance Sheets as of December 31, 1999 and 1998          S-1

Condensed Statements of Operations
 for the years ended December 31, 1999, 1998 and 1997              S-2

Condensed Statements of Cash Flows
  for the years ended December 31, 1999, 1998 and 1997             S-3

Schedule II - Valuation and Qualifying Accounts                    S-4

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (in thousands)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Boundless Corporation
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Boundless Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedules listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boundless Corporation and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

                                                   BDO Seidman, LLP

Melville, New York
February 11, 2000

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                                 December 31,
                                                      --------------------------------
                                                            1999            1998
                                                      --------------------------------
Current assets:
  Cash and cash equivalents                                    $ 1,285           $ 732
  Trade accounts receivable, net                                12,378          13,274
  Income tax refunds                                               833           1,905
  Inventories (Note 4)                                          13,751          12,565
  Deferred income taxes (Note 6)                                 2,576           2,470
  Prepaid expenses and other current assets                      1,039             462
                                                        --------------      ----------
     Total current assets                                       31,862          31,408
Property and equipment, net (Note 5)                            10,987          10,251
Goodwill, net (Note 2)                                           6,272           7,350
Other assets (Note 3)                                            1,339             339
                                                        --------------      -----------
                                                              $ 50,460        $ 49,348
                                                        ==============      ===========

        LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 7)                   $ 1,650         $ 8,000
  Accounts payable                                               6,148           6,817
  Accrued expenses                                               5,565           7,074
  Deferred revenue                                                 557             116
                                                        --------------      -----------
     Total current liabilities                                  13,920          22,007
                                                        --------------      -----------
Long-term liabilities:
  Long-term debt, less current maturities (Note 7)              14,206           5,500
  Deferred income taxes (Note 6)                                   281           1,002
  Other                                                            638             627
                                                        --------------      -----------
     Total long-term liabilities                                15,125           7,129
                                                        --------------      -----------

         Total liabilities                                      29,045          29,136
                                                        --------------      -----------
Commitments and contingencies (Notes 1 and 12)

Mandatorily redeemable preferred stock of subsidiary                 -           3,555
                                                        --------------      -----------
Stockholders' equity (Note 8):
  Preferred stock                                                    -               -
  Common stock                                                      45              44
  Additional paid-in capital                                    32,508          30,940
  Accumulated deficit                                          (11,138)        (14,327)
                                                        ---------------     -----------
     Total stockholders' equity                                 21,415          16,657
                                                        ---------------     -----------
                                                              $ 50,460        $ 49,348
                                                        ===============     ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                      F-3

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Year Ended December 31,
                     (in thousands, except per share data)


                                                 1999            1998           1997
                                            --------------- -------------- --------------

Revenue:
  Product sales                                   $ 78,027       $ 87,774       $ 94,607
  Services                                           2,483          2,428          3,664
                                            --------------- -------------- --------------
     Total revenue                                  80,510         90,202         98,271
                                            --------------- -------------- -------------
Cost of revenue:
  Product sales                                     55,126         62,267         71,477
  Services                                           1,572          1,936          2,028
                                            --------------- -------------- --------------
     Total cost of revenue                          56,698         64,203         73,505
                                            --------------- -------------- --------------
       Gross margin                                 23,812         25,999         24,766
                                            --------------- -------------- --------------
Operating expenses:
  Sales and marketing                               10,292          8,308          7,417
  General and administrative                         6,979          5,845          6,213
  Research and development                           5,908          3,666          2,912
  Other charges (credits) (Note 3)                  (3,711)           (16)          (255)
                                            --------------- -------------- --------------
     Total operating expenses                       19,468         17,803         16,287
                                            --------------- -------------- --------------
       Operating income                              4,344          8,196          8,479
  Interest expense, net                              1,438          2,539          3,730
                                            --------------- -------------- --------------
Income before income taxes                           2,906          5,657          4,749
Income tax (credit) expense                           (333)           749           (134)
                                            --------------- -------------- --------------

Net income                                           3,239          4,908          4,883
Dividend on preferred stock of subsidiary               50            497            497
                                            --------------- -------------- --------------
Net income available for common
 stockholders                                     $  3,189       $  4,411       $  4,386
                                            =============== ============== ==============
Weighted average common shares outstanding           4,438          4,893          4,925
                                            =============== ============== ==============

Basic net income per common share                 $   0.72       $   0.90       $   0.89
                                            =============== ============== ==============
Net income available for common
 stockholders adjusted for income
 impact of assumed conversions                    $  3,189       $  4,411       $  4,426
                                            =============== ============== ==============
Weighted average dilutive shares
 outstanding                                         4,490          4,926          5,103
                                            =============== =============================
Diluted net income per common share               $   0.71       $   0.90       $   0.86
                                            =============== ============== ==============



              The accompanying notes are an integral part of
                    these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCHOLDERS' EQUITY
                                 (in thousands)



                                                      Common Stock       Additional
                                                  ----------------------   Paid-in     Accumulated
                                                    Shares      Amount     Capital       Deficit          Total
                                                  ------------ --------- ------------ --------------  --------------


Balance, January 1, 1997                                4,857      $ 49     $ 31,877      $ (23,124)        $ 8,802
Conversion of notes payable, net of expenses              218         2        1,520                          1,522
Options and warrants issued for
  services to non-employees                                                       63                             63
Stock options exercised                                    16                    116                            116
Dividend on preferred stock of subsidiary                  35                    497           (497)              -
Warrants exercised                                         13                     21                             21
Net income                                                                                    4,883           4,883
                                                  ------------------------------------------------------------------
Balance, December 31, 1997                              5,139        51       34,094        (18,738)         15,407
Common stock repurchased and retired                     (710)       (7)      (3,493)                        (3,500)
Options and warrants issued for
  services to non-employees                                                      339                            339
Dividend on preferred stock of subsidiary                                                      (497)           (497)
Net income                                                                                    4,908           4,908
                                                  ------------------------------------------------------------------
Balance, December 31, 1998                              4,429        44       30,940        (14,327)         16,657
Stock options exercised                                    25         1          163                            164
Options and warrants issued for
  services to non-employees                                                      504                            504
Tax benefit related to employee stock options                                    901                            901
Dividend on preferred stock of subsidiary                                                       (50)            (50)
Net income                                                                                    3,239           3,239
                                                  ------------------------------------------------------------------
Balance, December 31, 1999                              4,454      $ 45     $ 32,508      $ (11,138)       $ 21,415
                                                  ==================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (in thousands)


                                                                                   December 31,
                                                                    ---------------------------------------------
                                                                        1999          1998            1997
                                                                    ------------- ------------- ----------------

Cash flows from operating activities:
  Net income                                                             $ 3,239       $ 4,908      $ 4,883
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          2,111         3,293        3,725
    Loss from disposal of assets                                              59           160            -
    Credit from sale of partnership                                       (2,324)            -            -
    Change in deferred revenues                                              441           (64)           -
    Provision (credit) for doubtful accounts                                 380           216          (20)
    Provision (credit) for excess and obsolete inventory                     340           808         (595)
    Options and warrants issued for services                                 504           339            -
    Deferred taxes                                                          (827)       (1,338)           -
Changes in assets and liabilities:
  Trade accounts receivable                                                  516          (201)       6,872
  Income tax refunds                                                       1,072
  Inventories                                                             (1,526)          310        5,438
  Other assets                                                              (539)           80         (470)
  Accounts payable and accrued expenses                                   (1,266)         (553)      (3,145)
                                                                    ------------- ------------- ------------
Net cash:
  Provided by continuing operations                                        2,180         7,958       16,688
  Used in discontinued operations                                              -            (4)      (3,492)
                                                                    ------------- ------------- ------------
Net cash provided by operating activities                                  2,180         7,954       13,196
Cash flows from investing activities:
  Capital expenditures                                                    (1,023)         (754)        (247)
  Proceeds from sale of partnership                                        1,500             -            -
                                                                    ------------- ------------- ------------
Net cash provided by (used in) investing activities                          477          (754)        (247)
                                                                    ------------- ------------- ------------
Cash flows from financing activities:

  Payment of mandatorily redeemable preferred stock                       (3,555)            -            -
  Proceeds from exercise of employee stock options                           164             -          136
  Net proceeds from issuance of long-term debt                            10,412             -        1,700
  Purchase and retirement of common stock                                      -        (3,500)           -
  Payments on loans payable and capital leases                            (9,075)       (5,400)     (16,432)
  Payment of preferred stock dividend                                        (50)         (497)        (637)
                                                                    ------------- ------------- ------------
Net cash (used in) financing activities                                   (2,104)       (9,397)     (15,233)
                                                                    ------------- ------------- ------------
Net increase (decrease) in cash and cash equivalents                         553        (2,197)      (2,284)
Cash and cash equivalents at beginning of year                               732         2,929        5,213
                                                                    ------------- ------------- ------------
Cash and cash equivalents at end of year                                 $ 1,285       $   732      $ 2,929
                                                                    ============= ============= ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                              For the Years Ended
                                 (in thousands)




                                                                                   December 31,
                                                                    --------------------------------------------
                                                                        1999          1998            1997
                                                                    ------------- ------------- ----------------
Non-cash transactions:
  Dividend on Preferred Stock of Subsidiary                              $     -       $     -      $   497
  Conversion of notes payable to common stock                                  -             -        1,700
  Options, warrants and common stock issued for services                     504           339           63
  Equipment acquisitions funded through capital leases                       681             -            -
Cash paid for:
  Interest                                                                 1,442         2,200        2,742
  Taxes                                                                      501         1,194          634








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

The Company entered into the General Display Terminal and high resolution, high performance desktop graphics display terminals ("Network Graphics Displays") businesses in December 1994 when the Company, through its wholly owned subsidiary, Boundless Acquisition Corp. ("Acquisition"), purchased Applied Digital Data Systems, Inc. ("ADDS") from NCR Corporation ("NCR"), (the "Boundless Acquisition"). ADDS, renamed in 1996 to Boundless Technologies, Inc. had been a supplier of general purpose desktop display terminals worldwide under either the customer's or ADDS trademark. Simultaneously, with the Company's acquisition of ADDS, the Company acquired all of the assets and business of SunRiver Group, Inc. (the "SunRiver Group Acquisition"). Prior thereto, SunRiver Group, Inc. ("SunRiver Group") had been engaged, for more than nine years, in the development and manufacture of software and hardware for MultiConsole Terminals. SunRiver Group, subsequently renamed Morgan Kent Group, Inc. ("Morgan Kent Group") was a pioneer in the development of high-speed MultiConsole Terminals for open system, multi-user platforms. In October 1995, Boundless acquired (the "Digital Acquisition") assets relating to the General Display Terminal products of Digital Equipment Corporation ("Digital") sold under the "VT" and "Dorio" brands (excluding the VT 400 Series). A partnership formed in May 1995 by Boundless and General Automation, Inc. ("GA"), and managed by GA, designs, integrates, sells and supports multi-user computer systems that can manage large volumes of data running Boundless' and GA's version of the database system licensed from Pick Systems.

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

On September 23, 1999, the Company announced the creation of a new subsidiary, Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), which will pursue opportunities in the electronic manufacturing services ("EMS") marketplace. Boundless Manufacturing will utilize the Company's state-of-the-art ISO 9002 certified manufacturing facility in Hauppauge and acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for OEM customers. Boundless Manufacturing will provide a complete supply chain that is designed and built to each customer's specifications.

On January 12, 2000, the Company announced the creation of a new subsidiary, Merinta, a provider of enabling software and technologies for Internet appliances ("IA"). Merinta will develop solutions to offer end-users an easy, enjoyable and visually rich Internet browsing experience while providing companies with a revolutionary way to market and grow online business. Merinta will initially market and sell hardware, software and services to corporations including financial services institutions, service providers, and telecommunications companies allowing these companies to provide their best customers with a customized IA solution that should increase brand awareness, customer loyalty and retention as well as decrease costs for acquiring customers. Merinta will license the software on a variety of operating systems-including Linux and Microsoft Windows CE. Complimentary services will be offered to other consumer device manufacturers, accelerating the IA market for these organizations.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

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

Long-Lived  Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of the assessment, management considers undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. As of December 31, 1999 management does not believe there is any indication of impairment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and long-term debt reported on the balance sheets approximate their fair value. The Company estimated the fair value of long-term debt by comparing the carrying amount to the future cash flows of the instrument, discounted using the Company's incremental rate of borrowing for a similar instrument.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. The Company has recorded an allowance for doubtful accounts of $627 and $489 as of December 31, 1999 and 1998, respectively. Service revenue is recognized when services are performed and billable. Revenue from maintenance and extended warranty agreements are deferred and recognized ratably over the term of the agreement. The Company had revenue from one customer representing 15% of total revenues in both 1999 and 1998 and 16% in 1997.

Concentration of Credit Risk

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

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $2,140, $2,476 and $1,826 for the years ended December 31, 1999, 1998 and 1997.

Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. Amortization of goodwill amounted to $1,078 for the years ended December 31, 1999, 1998 and 1997.

Net Income Per Common Share

Net income available for common stockholders includes the effects of preferred stock dividends of a subsidiary.

SFAS No. 128, "Earnings Per Share" requires a reconciliation of the numerator and denominator of the basic net income per share computation to the numerator and denominator of the diluted net income per share computation, which is as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)


                                                              For the Year Ended December 31, 1999
                                                 --------------------------------------------------------
                                                      Income             Shares             Per Share
                                                    (Numerator)       (Denominator)          Amount
                                                 -----------------  -----------------   -----------------
Net income                                                 $3,239
Preferred stock dividends                                     (50)
                                                 -----------------

 Basic net income per share:
 Income available to common shareholders                    3,189              4,438               $0.72
                                                                                        =================
 Effect of dilutive securities:
 options and warrants                                           -                 52
 convertible notes                                              -                  -
                                                 -----------------  -----------------   -----------------


 Diluted net income per share:
 Income available to common shareholders
    plus assumed conversions                               $3,189              4,490               $0.71
                                                 =================  =================   =================

                                                              For the Year Ended December 31, 1998
                                                 --------------------------------------------------------
                                                      Income             Shares             Per Share
                                                    (Numerator)       (Denominator)          Amount
                                                 -----------------  -----------------   -----------------
Net income                                                 $4,908
Preferred stock dividends                                    (497)
                                                 -----------------

 Basic net income per share:
 Income available to common shareholders                    4,411              4,893               $0.90
                                                                                        =================
 Effect of dilutive securities:
 options and warrants                                           -                 33
                                                  ---------------    ---------------
 Diluted net income per share:
 Income available to common shareholders
    plus assumed conversions                               $4,411              4,926               $0.90
                                                 =================  =================   =================

                                                              For the Year Ended December 31, 1997
                                                 --------------------------------------------------------
                                                      Income             Shares             Per Share
                                                    (Numerator)       (Denominator)          Amount
                                                 -----------------  -----------------   -----------------
Net income                                                 $4,883
Preferred stock dividends                                    (497)
                                                 -----------------

 Basic net income per share:
 Income available to common shareholders                    4,386              4,925               $0.89
                                                                                        =================
 Effect of dilutive securities:
 options and warrants                                           -                101
 convertible notes                                             40                 77
                                                 -----------------  -----------------

 Diluted net income per share:
 Income available to common shareholders
    plus assumed conversions                               $4,426              5,103               $0.86
                                                 =================  =================   =================

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)

Options to purchase 1,284,759 shares of common stock at a weighted average price of $8.10 per share were not included in the computation of diluted net income per share in 1999 because the options' exercise price was greater than the average market price of the common shares. The options, which range in expiration date from January 2000 to December 2004, were still outstanding at December 31, 1999.

Pervasiveness of Estimates

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

Income Taxes

As more fully discussed in Note 6, income taxes are provided in accordance with the liability method of accounting for income taxes pursuant to SFAS No. 109. Accordingly, deferred income taxes are recorded to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial amounts at year-end.

Stock Based Compensation

The Company accounts for stock options and warrants issued to employees in accordance with APB 25 "Accounting for Stock Issued to Employees." The Company follows SFAS No. 123 "Accounting for Stock Based Compensation" for financial statement disclosure purposes and issuances of options and warrants to non-employees for services rendered.

Comprehensive Income

The Company has no material components of other comprehensive income and accordingly, net income approximates comprehensive income for all periods presented.

New  Accounting Standard

SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is assessing the impact that the adoption of SFAS No. 133 will have, if any, on its consolidated financial statements.

3.       GAI Partnership

On September 30, 1999, the Company sold the entirety of its interest in the GAI Partnership to GA for $1,500 in cash, 1,133,333 shares of GA common stock, notes, and warrants to purchase shares of GA common stock. GA was in default of material obligations under the partnership agreement, including payment of past due royalties and other fees, which totaled $2,468 as of December 31, 1998. The Company reserved against all outstanding receivables during 1997, and, since that time, has recorded revenue attributable to the partnership on a cash basis only. The Company recorded income of $2,324 relating to the sale after having received a third-party valuation assessment of the value of the securities and convertible debt components of the settlement. The value of debt and equity securities, reported as a long-term asset, at December 1999 was $824. Had the securities received from GA been unrestricted, the market value, as of December 31, 1999 would have been $708.

4.       Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis.

The major components of inventories are as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)


                                                                                    December 31,
                                                                       --------------------------------------
                                                                              1999                1998
                                                                       ------------------  ------------------
Raw materials and purchased components                                  $         11,620      $       10,264
Finished goods                                                                     1,719               1,915
Demonstration equipment                                                               51                  71
Service parts                                                                        361                 315
                                                                       ------------------  ------------------
                                                                        $         13,751      $       12,565
                                                                       ==================  ==================

5.       Property and Equipment

Property and equipment consists of the following:

                                                                                    December 31,
                                                                       --------------------------------------
                                                                              1999                1998
                                                                       ------------------  ------------------
Land                                                                             $ 3,780             $ 3,780
Buildings and improvements                                                         6,338               6,271
Machinery and equipment                                                            6,239               5,470
                                                                       ------------------  ------------------
                                                                                  16,357              15,521
Less accumulated depreciation and amortization                                     5,370               5,270
                                                                       ------------------  ------------------
                                                                                $ 10,987            $ 10,251
                                                                       ==================  ==================

6.       Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

                               1999                 1998                1997
                         -----------------   ------------------  ------------------
Current:
  Federal                           $ 221              $ 1,599              $ (347)
  State                               273                  618                 213
                         -----------------   ------------------  ------------------
                                      494                2,217                (134)
                         -----------------   ------------------  ------------------
Deferred:
  Federal                            (869)              (1,248)                  -
  State                                42                 (220)                  -
                         -----------------   ------------------  ------------------
                                     (827)              (1,468)                  -
                         -----------------   ------------------  ------------------
                                   $ (333)               $ 749              $ (134)
                         =================   ==================  ==================

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to operations before income taxes as a result of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)

                                                         1999                 1998                1997
                                                   -----------------   ------------------  ------------------
Federal income tax at statutory rate                          $ 988              $ 1,923             $ 1,615
Utilization of prior year net operating
  loss carryforwards                                              -                 (531)             (1,481)
State income taxes, net of federal income tax benefit           180                  379                 278
Reversal of prior year overaccruals                            (410)                   -                   -
Adjustment of deferred taxes as a result of tax
  examinations                                               (1,121)                   -                   -
Other, net                                                       30                   37                 754
Change in valuation allowance on deferred
  tax assets                                                      -               (1,059)             (1,300)
                                                   -----------------   ------------------  ------------------
     Income tax expense (benefit)                            $ (333)               $ 749              $ (134)
                                                   =================   ==================  ==================

The components of the net deferred tax assets and liabilities were as follows:


                                                                December 31,
                                                   --------------------------------------
                                                         1999                 1998
                                                   -----------------   ------------------
Current deferred tax assets:
  Inventory                                                 $ 1,701              $ 1,340
  Accounts receivable                                           238                  186
  Warranties                                                    637                  814
  Other                                                           -                  130
                                                   -----------------   ------------------
     Total current deferred tax assets                      $ 2,576              $ 2,470
                                                   =================   ==================
Noncurrent deferred tax assets - Goodwill
  and other                                                   $ 821                $ 448
Noncurrent deferred tax liabilities - Property
  and equipment                                              (1,102)              (1,450)
                                                   -----------------   ------------------
     Net noncurrent deferred tax liabilities                 $ (281)            $ (1,002)
                                                   =================   ==================

7.       Debt

Notes Payable

Notes payable were $5,500 at December 31, 1999 and 1998, under a $15,000 revolving credit agreement with Chase Manhattan Bank for loans and letters of credit. There was a letter of credit outstanding totaling $2,957 and $1,000 at December 31, 1999 and 1998 respectively. Borrowing under the Revolving Loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. The maximum amount of additional credit available under the revolving loan at December 31, 1999 and December 31, 1998 was $2,043 and $6,045.

At the option of the Company, the interest rate is prime plus 1.25% or LIBOR plus 2.5% (8.7% at December 31, 1999).

At December 31, 1999, the Company had in place interest rate swap agreements in the amount of $7,000 at an effective average interest rate of 8.66%.

The commitment fee is 0.5% per year on the average daily unused principal balance of the revolving loan and the outstanding letters of credit. The weighted average interest rate on short-term borrowings was 9.1%, 9.1% and 10.25% for the years ended December 31, 1999, 1998 and 1997, respectively.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)

Long-term Debt

Long-term debt at December 31, 1999 and 1998 consisted of the following:


                                                                              1999                1998
                                                                       ------------------  ------------------
Note payable to Independence Community Bank, bearing interest at 7.75% payable monthly, balloon payment of $5,417 due on
  or before July 1, 2009, collateralized by land and building                    $ 6,713                 $ -
Note payable to NCR, bearing interest at  8% payable
  quarterly, principal due on or before June 15, 1999,
  collateralized by land and building                                                  -               8,000
Term loan                                                                          3,000
Revolving loan                                                                     5,500               5,500
Capital lease obligation                                                             643                   -
                                                                       ------------------  ------------------
                                                                                  15,856              13,500
Less current maturities on long-term debt                                          1,650               8,000
                                                                       ------------------  ------------------
                                                                                $ 14,206             $ 5,500
                                                                       ==================  ==================



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

Aggregate debt scheduled maturities at December 31, 1999 were as follows:


2000                                                        $ 1,650
2001                                                          1,664
2002                                                          6,140
2003                                                            120
2004                                                            129
2005-2009                                                     6,153
                                                   -----------------
                                                           $ 15,856
                                                   =================

8.       Equity

At December 31, 1999 and 1998, stockholders' equity consisted of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)

                                                                              1999                1998
                                                                       ------------------  ------------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                                            $ -                 $ -
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 4,457,662 and 4,428,609 shares issued
  at December 31, 1999 and 1998, respectively                                         45                  44
Additional paid-in capital                                                        32,508              30,940
Accumulated deficit                                                              (11,138)            (14,327)
                                                                       ------------------  ------------------
     Total stockholders' equity                                                 $ 21,415            $ 16,657
                                                                       ==================  ==================

9.       Options and Warrants

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

Prior to the 1995 Plan, the Company had adopted the 1991 Employee and Director Stock Option Plan (the "1991 Plan"). After the adoption of the 1995 Plan, the Company amended the 1991 Plan, eliminating any further grants of options under the 1991 Plan. As of December 31, 1999 there were 95,250 fully vested options under the 1991 Plan outstanding, expiring in June 2002.

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". During the years ended December 31, 1999, 1998 and 1997, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

The Company follows the disclosure requirements of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net income applicable to common stockholders and net income per share as if compensation cost for the Company's employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997 as follows:

        1.       Dividend yield of 0% for all years

        2.       Expected volatility ranging from 50% to 59%

        3.       Risk-free interest rates ranging from 4.58% to 6.72%

        4.       Expected terms ranging from 1 to 5 years.

Under the accounting provisions of SFAS No. 123, the Company's net income applicable to common stockholders and net income per share would have been increased to the pro forma amounts indicated below:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)



                                                         1999                 1998                1997
                                                   -----------------   ------------------  ------------------
Net income applicable to common shareholders
  As reported                                               $ 3,189              $ 4,411             $ 4,386
  Under SFAS No. 123                                          2,315                3,394               2,269

Net income per share
  As reported - basic                                        $ 0.72               $ 0.90              $ 0.89
  As reported - diluted                                        0.71                 0.90                0.86
  Under SFAS No. 123 - basic                                   0.52                 0.69                0.46
  Under SFAS No. 123 - diluted                                 0.51                 0.69                0.44

A summary of the status of the Company's stock options and warrants as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)


Options
--------                                                 1999                                  1998
                                           ----------------------------------  --------------------------------------
                                                                Weighted                               Weighted
                                                                Average                                Average
                                                                Exercise                               Exercise
                                                 Shares          Price               Shares             Price
                                           ------------------- ---------------  ------------------ ------------------
Outstanding at beginning of year                      923,716         $ 8.26              698,798            $ 11.98
  Granted                                             705,360           5.13              723,885               5.51
  Exercised                                           (29,053)         (5.60)                   -                  -
  Forfeited                                          (204,258)        (15.30)            (498,967)             (9.53)
                                           ------------------- --------------  ------------------- ------------------
Outstanding at end of year                          1,395,765         $ 5.70              923,716             $ 8.26
                                           =================== ==============  =================== ==================
Options exercisable at end of year                    661,563         $ 6.47              617,131             $ 9.80
                                           =================== ==============  =================== ==================
Weighted average fair value
  of options granted during the year                                  $ 2.47                                  $ 2.51
                                                               ==============                      ==================


Warrants                                                  1999                                  1998
--------
                                           ----------------------------------  --------------------------------------
                                                                Weighted                               Weighted
                                                                Average                                Average
                                                                Exercise                               Exercise
                                                 Shares          Price               Shares             Price
                                           ------------------- --------------  ------------------- ------------------
Outstanding at beginning of year                      534,492         $ 8.27              475,609            $ 14.56
  Granted                                             117,340           7.80              150,826               5.82
  Exercised                                                 -              -                    -                  -
  Forfeited                                           (11,774)        (26.08)             (91,943)            (36.75)
                                           ------------------- --------------  ------------------- ------------------
Outstanding at end of year                            640,058         $ 7.85              534,492             $ 8.27
                                           =================== ==============  =================== ==================
Warrants exercisable at end of year                   572,718         $ 7.64              534,492             $ 8.27
                                           =================== ==============  =================== ==================
                                                               ==============                      ==================
Weighted average fair value
  of warrants granted during the year                                 $ 2.32                                  $ 1.86
                                                               ==============                      ==================

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)


The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1999:

                                                                          Weighted
                                   Number                                 Average              Number
                               Outstanding at                            Remaining         Exercisable at
                                December 31,         Exercise          Contractual Life      December 31,
     Options                        1999               Price              (Years)               1999
                            --------------------   ---------------   -------------------   --------------
                                        57,365            $ 3.00               3.81                52,058
                                       151,680              4.88               3.42                50,420
                                       385,197              5.63               2.26               354,058
                                        17,000              6.00               4.30                 5,000
                                         7,500             10.00               2.43                 5,625
                                       100,000             10.30               2.25               100,000
                                         8,870             13.50               0.33                 8,870
                                        25,000             15.70               2.97                25,000
                                        13,110              8.38               5.00                     -
                                           620              7.75               4.92                     -
                                         1,580              5.88               4.45                     -
                                        10,000              5.81               3.52                 2,083
                                        55,290              5.38               4.47                     -
                                         2,500              3.25               3.69                   781
                                        91,340              4.11               4.50                17,500
                                        16,418              4.21               1.34                16,418
                                        52,250              4.25               4.09                23,750
                                        27,820              4.50               4.28                     -
                                       282,225              5.00               4.14                     -
                                        90,000              5.18               4.31                     -
                            -------------------    --------------     --------------       ---------------
                                     1,395,765            $ 5.70               3.36               661,563
                            ===================    ==============     ==============      ===============


                                                                          Weighted
                                   Number                                 Average              Number
                               Outstanding at                            Remaining         Exercisable at
                                December 31,         Exercise          Contractual Life      December 31,
     Warrants                       1999               Price              (Years)               1999
                            -------------------    -------------     ------------------   ---------------
                                       150,000            $ 5.80               5.38               150,000
                                       307,502              7.50               4.95               307,502
                                           207              8.63               0.44                   207
                                        31,375             10.00               0.80                31,375
                                         1,134             13.75               0.44                 1,134
                                         2,500             18.40               4.95                 2,500
                                        30,000             18.60               2.39                30,000
                                        35,000              4.50               4.28                35,000
                                        15,000              7.00               4.28                15,000
                                        67,340              9.69               3.92                     -
                            -------------------    --------------     ----------------   ----------------
                                       640,058            $ 7.85               4.56               572,718
                            ===================    ==============     ================   ================

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

A warrant to purchase 150,000 shares of Common Stock at an exercise price of $5.80 per share, exercisable through May 18, 2005 was granted to a stockholder in May 1998 as an inducement to allow the Company to purchase shares of Common Stock from the stockholder thereby reducing the stockholder's percentage ownership in the Company below 50%. This warrant was valued at $300.

An option to purchase 35,000 shares of Common Stock at an exercise price of $3.00 per share, exercisable through October 21, 2003 was granted in October 1998 in consideration for consulting services. The option is valued at approximately $39.

In February 1999 the Company granted to its three independent members of its Board of Directors options to purchase 45,000 shares of Common Stock at $5.00 per share that expire February 2004. The Company recorded an expense of $121 relating to the grant.

In March 1999, the Company granted a member of the Company's Board of Advisors, 10,000 options to purchase shares of Common Stock at $4.25 per share for consulting services and the Company recorded an expense of $20 for the grant.

In April 1999 the Company granted 20,000 options to purchase shares of Common Stock at $4.25 per share to The Investor Relations Group for consulting services and the Company recorded an expense of $37 for the grant.

In April 1999 the Company granted 50, 000 options to purchase shares of Common Stock at $4.50 per share to Chase Manhattan Bank as part of their debt refinancing fees. The Company recorded an expense of $50 for the grant.

In May 1999 the Company granted 16,418 options to purchase shares of Common Stock at $4.213 per share to an individual for consulting services and the Company recorded an expense of $22 for the grant.

In July 1999 the Company granted 10,000 options to purchase shares of Common Stock at $5.813 per share to an individual for consulting services and the Company recorded an expense of $21 for the grant.

In September 1999 the Company granted 35, 000 options to purchase shares of Common Stock at $4.125 per share for consulting services and the Company recorded an expense of $63 for the grant.

In November 1999 the Company granted a warrant to purchase 67,340 shares of Common Stock at $9.69 per share to Stern Stewart, a consulting services firm and the Company recorded an expense of $150 for the warrant.

The warrants issued to non-employees were recorded based on the fair values of the warrants on the grant date, using the Black-Scholes option-pricing model.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)

10.       Related Party Transactions

During April 1997, the Company agreed to pay Morgan Kent Group an asset utilization fee of $17 per month, or part thereof, for each month that Common Stock owned by Morgan Kent Group remained pledged as collateral against the Company's indebtedness to Chase. Final fees in the amount of $52 were paid in 1999.

In April 1997, the Company signed a consulting agreement with Morgan Kent Group under which the Company agreed to pay Morgan Kent Group $20 per month to provide financial advisory services. In October 1997, the Company prepaid this fee in the amount of $380 for services to be rendered in October 1997 and thereafter. Expenses for 1998 under this agreement were $240.

On July 18, 1997, Morgan Kent Group issued to the Company a promissory note in the amount of $50, bearing interest at the rate applicable to the Company under its revolving credit line, in consideration for a loan made by the Company. The first interest payment is due one year following the execution of the note and quarterly thereafter. The note matured July 18, 1999 and is still outstanding.

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

Mr. Maysonave was granted options on February 18, 1999, to purchase 15,000 shares of Common Stock at $5.00 per share that expire in February 2004. The options vest over a four-year period as follows- 25% following the first anniversary of the date of grant and pro rata over the remaining three-year period. The options granted to Mr. Maysonave were for consulting services provided to the Company, and the Company recorded an expense of $40,000 related to the grant. On September 17, 1999, Mr. Maysonave was granted 15,000 options to purchase shares of Common Stock at $4.125 per share that expire September 2004. The 15,000 options were granted for services Mr. Maysonave provided as a consultant to the Company and vested immediately on the date of grant. The Company recorded an expense of $25,000 relating to the grant of the 15,000 options. In addition, the Company recorded as expense $150,000 paid to Mr. Maysonave relating to Mr. Maysonave's consulting services to the Company throughout 1999.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)


11.       Leases

The Company leases certain sales offices and miscellaneous office equipment under operating lease agreements, which expire at various times through May 2003. Total rent expense was $825, $680, and $572 in 1999, 1998 and 1997, respectively.

Future minimum rental commitments as of December 31, 1999 were as follows:

2000                    $       363
2001                            270
2002                            186
2003                            160
                        -----------
                        $       979
                        ===========

12.       Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably.

13.       Segment Reporting and Geographic Information

The Company views its operations and manages its business in principally one segment, hardware sales of computer terminals and associated services. As a result, the financial information disclosed herein represents all of the material information related to the Company's principal operating segment.

Foreign sales were approximately $28,069, $29,544 and $30,911 for 1999, 1998 and 1997, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)


                                           1999                 1998                1997
                                     -----------------   ------------------  ------------------
United Kingdom                                    14%                  11%                 12%
Other European countries                          16%                  17%                 15%
Other foreign countries                            5%                   5%                  5%
                                     -----------------   ------------------  ------------------
     Total                                        35%                  33%                 32%
                                     =================   ==================  ==================

14.       Defined Contribution Plan

The Company provides a 401(k) retirement savings plan (the "401(k) Plan") for its full-time employees. Under the provisions of the 401(k) Plan, each participant may elect to contribute up to 15% of his or her annual salary. At its discretion, the Company may make contributions to the 401(k) Plan. During the years ended December 31, 1999, 1998 and 1997 the Company made contributions of $70, $69 and $33 to the plan.

15.       Selected Quarterly Financial Data - (unaudited)

Provided below is the selected unaudited quarterly financial data from 1999 and 1998. The underlying per share information is calculated from the weighted average shares outstanding each quarter, which may fluctuate. Therefore, the sum of the quarters per share information may not equal the total year amounts.

Net income for the three months ended December 31, 1999 reflects tax benefits of $1,531 relating to the reversal of a prior year overaccrual and the adjustment of deferred taxes as a result of tax examinations.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                     (In thousands, except per share data)

                                                               For the three months  ended
                                                  December 31,  September 30,     June 30,      March 31,
                                              ------------------------------------------------------------
                                                    1999            1999            1999          1999
                                              ---------------- --------------- -------------- ------------
Net revenue                                          $ 19,254        $ 19,970       $ 20,230     $ 21,056
Cost of product sold and services                      13,088          14,011         14,709       14,890
Net income                                              1,245           1,243             62          689


Per share amounts:
Basic earnings per common share                        $ 0.28          $ 0.28         $ 0.01       $ 0.14
Diluted earnings per common share                      $ 0.27          $ 0.28         $ 0.01       $ 0.14


                                                               For the three months ended
                                                  December 31,  September 30,     June 30,      March 31,
                                              ------------------------------------------------------------
                                                    1998            1998            1998          1998
                                              ---------------- --------------- -------------- ------------

Net revenue                                          $ 21,853        $ 23,555       $ 21,930     $ 22,864
Cost of product sold and services                      15,019          16,754         15,827       16,603
Net income                                              2,333             825          1,005          745

Per share amounts:
Basic earnings per common share                        $ 0.49          $ 0.15         $ 0.18       $ 0.12
Diluted earnings per common share                      $ 0.49          $ 0.15         $ 0.18       $ 0.12


16.       Event Subsequent to Auditors' Report

On March 6, 2000, Boundless Manufacturing closed on a transaction to acquire the manufacturing assets of Boca Research Inc. ("Boca"). The transaction extends Boundless Manufacturing's existing capabilities by adding printed circuit board assemblies ("PCBAs") to its expertise. The transaction included the immediate employment of approximately 70 Boca Research manufacturing employees. As part of the agreement Boundless Manufacturing will manufacture modems and other electronic components for Boca.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                                                         December 31,
                                                                               -------------------------------
                                    ASSETS                                          1999            1998
                                                                               -------------------------------
Current assets:
  Cash and cash equivalents                                                             $ 500             $ -
  Accounts receivable                                                                      50              50
  Other current assets                                                                     12             130
                                                                               -------------------------------
    Total current assets                                                                  562             180
Investments in and advances to subsidiaries
    (eliminated in consolidation)                                                      21,461          17,300
  Other assets                                                                              6               6
                                                                               -------------------------------
                                                                                     $ 22,029        $ 17,486
                                                                               ===============================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                   614             829
                                                                               -------------------------------
    Total current liabilities                                                             614             829
                                                                               -------------------------------
    Total liabilities                                                                     614             829
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                                                   -               -
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 4,457,662 and 4,428,609 shares issued
  at December 31, 1999 and 1998, respectively                                              45              44
Additional paid-in capital                                                             32,508          30,940
Accumulated deficit                                                                   (11,138)        (14,327)
                                                                               -------------------------------
    Total stockholders' equity                                                         21,415          16,657
                                                                               -------------------------------
                                                                                     $ 22,029        $ 17,486
                                                                               ===============================

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDED
                                 (In thousands)


                                                                                                December 31,
                                                                               ------------------------------------------------
                                                                                    1999            1998             1997
                                                                               ----------------  -------------  ---------------
Expenses:
  General and administrative                                                            $ 775           $ 684            $ 234
  Interest                                                                                  5              32               98
  Other charges                                                                           153             510              250
                                                                               ----------------  -------------  ---------------
                                                                                          933           1,226              582
                                                                               ----------------  -------------  ---------------
Loss before income taxes and other items below                                           (933)         (1,226)            (582)
Income tax credit                                                                         317             162              198
                                                                               ----------------  -------------  ---------------
Loss before equity in income of consolidated subsidiaries                                (616)         (1,064)            (384)

Equity in income of consolidated subsidiaries, net of preferred stock
 dividend of $50, $497 and $497 in 1999, 1998 and 1997                                  3,805           5,475            4,770
                                                                               ----------------  -------------  ---------------
Net income available for common stockholders                                          $ 3,189         $ 4,411          $ 4,386
                                                                               ===============   =============  ===============

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Years Ended
                                 (In thousands)


                                                                                         December 31,
                                                                        -----------------------------------------------
                                                                            1999            1998             1997
                                                                        -------------- ---------------  ---------------
Net cash flows provided by operating activities                               $ 4,497         $ 5,050          $ 5,497
                                                                        -------------  --------------   ---------------
Cash flows from investing activities:
  Increase in investments in subsidiaries                                      (4,161)         (1,550)          (7,152)
                                                                        -------------- ---------------  ---------------
    Net cash used in investing activities                                      (4,161)         (1,550)          (7,152)
                                                                        -------------- ---------------  ---------------
Cash flows from financing activities:
  Proceeds from sale of convertible notes                                           -               -            1,700
  Costs associated with the issuance of debt                                        -               -             (187)
  Purchase and retirement of common stock                                           -          (3,500)               -
  Proceeds from issuance of common stock                                          164               -              136
                                                                        -------------- ---------------  ---------------
    Net cash provided by financing activities                                     164          (3,500)           1,649
                                                                        -------------- ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                              500               -               (6)
Cash and cash equivalents at beginning of year                                      -               -                6
                                                                        -------------- ---------------  ---------------
Cash and cash equivalents at end of year                                        $ 500             $ -              $ -
                                                                        ============== ===============  ===============
Non-cash transactions:
  Conversion of convertible notes into common stock                               $ -             $ -              $ 1
  Compensatory value of options and warrants                                        -               -               63
  Options, warrants and common stock issued for services                          504             339                -
  Issuance of common stock for preferred dividend of subsibiary                     -            (497)               -

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        For the Years Ended December 31,
                                 (In thousands)


                                   Balance at
                                 Beginning of
       Description                  Period                Additions              Deductions          Balance at End of Period
-------------------------     -------------------     -------------------    ------------------     ------------------------
Allowances:
 Doubtful accounts:
         1999                         $ 489               $ 380                $ 242  (A)               $ 627
         1998                           284                 209                    4  (A)                 489
         1997                         1,227                 (20)                 923  (A)                 284
 Inventory reserves:
         1999                         3,273                 340                  693  (B)               2,920
         1998                         3,996                 808                1,531  (B)               3,273
         1997                         5,853                (595)               1,262  (B)               3,996


(A)     Includes accounts written off during the period.
(B)     Includes inventory written off during the period.

                              BOUNDLESS CORPORATION

                           INDEX OF EXHIBITS ATTACHED


Exhibit No.   Description of Exhibits

10(f) Employment Agreement, dated July 1, 1999, among Registrant, Boundless Manufacturing Services, Inc. and Joseph Joy.

10(g) Employment Agreement, dated July 1, 1999, among Registrant, Boundless Manufacturing Services, Inc. and Anthony Giovaniello.


10(m) Agreement, dated September 30, 1999, between General Automation, Inc. and Boundless Technologies, Inc. relating to settlement of obligations and the transfer of interests in General Automation LLC.

10(n) Promissory Note, dated September 30, 1999, in the amount of $250,000 from General Automation, Inc. to Boundless Technologies, Inc.

10(o) Promissory Note, dated September 30, 1999, in the amount of $500,000 from General Automation, Inc. to Boundless Technologies, Inc.


10(p) Form of Secured Convertible Promissory Note from General Automation, Inc. to Boundless Technologies, Inc.

10(q) Form of Warrant from General Automation, Inc. to Boundless Technologies, Inc.

21            List of Subsidiaries

23            Consent of BDO Seidman, LLP

27            Financial Data Schedule