Form 10-Q
period 2000-03-31
BOUNDLESS CORP
filed 2000-05-15
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended March 31, 2000
                                                 --------------

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

Yes   X   No
    -----    -----


As of April 6, 2000, the Registrant had approximately 4,604,129 shares of Common Stock, $.01 par value per share outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
   December 31, 1999 ...................................................     3

Consolidated Statements of Operations (unaudited)
  for the three months ended March 31, 2000 and 1999....................     4

Consolidated Statements of Cash Flows (unaudited)
  for the three months ended March 31, 2000 and 1999....................     5

Notes to Consolidated Financial Statements (unaudited).................      6

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                        March 31,   December 31,
                                                                          2000        1999
                                                                       ----------  -------------
                                                                       (unaudited)
Current assets:
   Cash and cash equivalents.........................................   $    513     $   1,285
   Trade accounts receivable, net....................................     12,290        12,378
   Income tax refund.................................................          -           833
   Inventories.......................................................     15,743        13,751
   Deferred income taxes.............................................      2,576         2,576
   Prepaid expenses and other current assets.........................      1,808         1,039
                                                                        --------     ---------
      Total current assets...........................................     32,930        31,862
Property and equipment, net..........................................     12,612        10,987
Goodwill, net........................................................      5,996         6,272
Other assets.........................................................      1,477         1,339
                                                                        --------     ---------
                                                                        $ 53,015     $  50,460
                                                                        ========     =========
             LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt................................    $  2,153     $   1,650
   Accounts payable.................................................       8,969         6,148
   Accrued expenses.................................................       5,317         5,565
   Deferred revenue.................................................         576           557
                                                                        --------     ---------
      Total current liabilities.....................................      17,015        13,920
                                                                        --------     ---------
Long-term liabilities:
   Long-term debt, less current maturities..........................      15,098        14,206
   Deferred income taxes............................................         281           281
   Other............................................................         668           638
                                                                        --------     ---------
      Total long-term liabilities...................................      16,047        15,125
                                                                        --------     ---------
      Total liabilities.............................................      33,062        29,045

Stockholders' equity:
   Preferred stock..................................................           -             -
   Common stock.....................................................          46            45
   Additional paid-in capital.......................................      33,765        32,508
   Accumulated deficit..............................................     (13,858)      (11,138)
                                                                        --------     ---------
       Total stockholders' equity...................................      19,953        21,415
                                                                        --------     ---------
                                                                        $ 53,015     $  50,460
                                                                        ========     =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three Months Ended
                                                                            March 31
                                                                    ------------------------
                                                                        2000        1999
                                                                    ------------------------
                                                                    (unaudited)  (unaudited)

Revenue......................................................      $  16,735    $  21,056
Cost of revenue..............................................         13,049       14,890
                                                                   ---------    ---------
         Gross margin........................................          3,686        6,166
Operating expense:
     Sales and marketing.....................................          2,707        1,933
     General and administrative..............................          2,166        1,660
     Research and development................................          1,372        1,074
     Other charges...........................................              6           59
                                                                   ---------    ---------
         Total operating expenses............................          6,251        4,726
                                                                   ---------    ---------
         Operating income (loss).............................         (2,565)       1,440
     Interest expense, net...................................            155          329
                                                                   ---------    ---------
Income (loss) before income taxes............................         (2,720)       1,111
Income tax expense...........................................            -            422
                                                                   ---------    ---------
Net income (loss)............................................         (2,720)         689
Dividend on preferred stock of subsidiary....................            -             51
                                                                   ---------    ---------
Net income (loss) available for common stockholders..........      $  (2,720)   $     638
                                                                   =========    =========
Weighted average common shares outstanding...................          4,491        4,429
                                                                   =========    =========
Basic net income (loss) per common share.....................      $   (0.61)   $    0.14
                                                                   =========    =========
Weighted average dilutive shares outstanding.................          4,491        4,447
                                                                   =========    =========
Diluted net income (loss) per common share...................      $   (0.61)   $    0.14
                                                                   =========    =========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                      For The Three Months Ended March 31,


                                                                                  2000             1999
                                                                              -----------       -----------
                                                                              (unaudited)       (unaudited)
Cash flows from operating activities:
   Net income (loss).........................................................   $(2,720)          $   689
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization..........................................       632               536
      Loss from disposal of assets...........................................         3                 -
      Deferred revenues......................................................        19               (30)
      Provision for doubtful accounts........................................        (3)               35
      Provision for excess and obsolete inventory............................        61               279
      Options and warrants issued for services...............................         -               121
   Changes in assets and liabilities:
      Trade accounts receivable..............................................        92            (1,112)
      Income tax refunds.....................................................       833                -
      Inventories............................................................    (2,054)              108
      Other assets...........................................................      (938)              189
      Accounts payable and accrued expenses..................................     2,602               260
                                                                                -------           -------
Net cash provided by (used in) operating activities..........................    (1,473)            1,075
                                                                                -------           -------
Cash flows from investing activities:
   Capital expenditures......................................................    (1,954)             (288)
                                                                                -------           -------
Cash flows from financing activities:
   Payment of mandatorily redeemable preferred stock.........................                      (3,555)
   Proceeds from exercise of stock options...................................     1,259                -
   Net proceeds from issuance of  debt.......................................     1,800             2,700
   Payments on loans payable and capital leases..............................      (404)
   Payment of preferred stock dividend.......................................        -                (51)
                                                                                -------           -------
Net cash provided by (used in) financing activities..........................     2,655              (906)
                                                                                -------           -------
Net decrease in cash and cash equivalents....................................      (772)             (119)
Cash and cash equivalents at beginning of year...............................     1,285               732
                                                                                -------           -------
Cash and cash equivalents at end of period...................................   $   513           $   613
                                                                                =======           =======
Non-cash transactions:
   Options, warrants and common stock issued for services....................   $     -           $   121
Cash paid for:
   Interest..................................................................       309               123
   Taxes.....................................................................        38                -

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

1. Condensed Consolidated Financial Statements

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Background

Boundless Corporation (the "Company") is engaged, through its subsidiary, Boundless Technologies, Inc. ("Boundless"), in designing and selling computer terminals for business use. The Company's general strategy is to provide access to corporate computing environments, including mainframes, LANs, WANs, intranets and the Internet. Boundless principally designs, sells and supports (i) General Display Terminals, (ii) Windows(R)-based Terminals ("WBTs"), sometimes referred to as "thin clients", and (iii) other terminal products that are used in multi-user, personal computer and mini-computer-based environments.

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

On January 12, 2000, the Company announced the creation of a new subsidiary, Merinta, Inc. ("Merinta"), a provider of enabling software and technologies for Internet appliances ("IA"). Merinta will develop solutions to offer end-users an easy, enjoyable and visually rich Internet browsing experience while providing companies with a revolutionary way to market and grow online business. Merinta will initially market and sell software and services to corporations including financial services institutions, service providers, and telecommunications companies allowing these companies to provide their best customers with a customized IA solution that should increase brand awareness, customer loyalty and retention as well as decrease costs for acquiring customers. Merinta will license the software on a variety of operating systems- including Linux and Microsoft Windows CE. Complimentary services will be offered to other consumer device manufacturers, accelerating the IA market for these organizations.

3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:


                                                               March 31,                 December 31,
                                                                2000                         1999
                                                             -----------                 -----------

Raw materials and purchased components................       $     13,259                $   11,620
Finished goods........................................              1,956                     1,719
Demonstration equipment...............................                 32                        51
Service parts.........................................                496                       361
                                                             ------------                ----------
Total inventories.....................................       $     15,743                $   13,751
                                                             ------------                ----------

4.  Equity

At March 31, 2000 and December 31, 1999 stockholders' equity consisted of the following:


                                                               March 31,                 December 31,
                                                                2000                        1999
                                                             -----------                 -----------

Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued.............................       $         -                 $       -
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 4,604,129 and 4,457,662 shares issued
  at March 31, 2000 and December 31, 1999, respectively                46                        45
Additional paid-in capital............................             33,765                    32,508
Accumulated deficit...................................            (13,858)                  (11,138)
                                                             ------------                ----------
Total stockholders' equity............................       $     19,953                $   21,415
                                                             ------------                ----------


5. Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the first quarter ended March 31, 2000 and 1999, sales to two major OEMs as a percentage of total revenues were 19% and 25%, respectively.

6. Business Segments

The Company's manufacturing is conducted at its New York and Florida facilities and its sales force operates from six geographically dispersed locations in the United States and European offices in the Netherlands and United Kingdom.

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by its decision making group. In line with the formation of its two new subsidiaries, effective in the current year the Company has begun managing its operations and reporting its financial results as three business segments. The results of the reportable segments are derived from Boundless' management reporting system. These results are based on Boundless' method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. These results are used to evaluate the performance of each segment and determine the appropriate resource allocation mix.

Information for the current year by business segment is presented below (in thousands):

                                                                                  Boundless      Boundless
Three Months Ended                                                 Elimi-         Technol-       Manufact-
March 31, 2000                                         Total       nations        ogies          uring              Merinta
--------------                                         -----       -------       ----------     -----------       -------------
Customer Revenue........................               $16,735                    $15,329        $ 1,404           $     2
Intersegment ...........................                           $(9,376)                        9,376
                                                       -------     -------        -------        -------           -------
Total Revenue...........................               $16,735     $(9,376)       $15,329        $10,780           $     2
                                                       =======     =======        =======        =======           =======

Gross Margin............................               $ 3,686                    $ 4,186        $  (283)          $  (217)
                                                       =======                    =======        =======           =======
Operating income (loss).................               $(2,565)                   $ 1,154        $  (848)          $(2,871)
                                                       =======                    =======        =======           =======

 Total assets by business segment                      $53,015                    $25,883        $25,376           $ 1,756
                                                       =======                    =======        =======           =======


Pertinent financial data by major geographic segments for the first quarter ended March 31, 2000 and 1999 are:


                                                                March 31,               March 31,
                                                                  2000                    1999
                                                              ------------             -----------
Net sales to unaffiliated customers:
United States.........................................         $   12,186            $     13,875
United Kingdom........................................              1,370                   3,456
Other European countries..............................              2,169                   2,727
Other foreign areas...................................              1,010                     998
                                                               ----------            ------------
Total sales...........................................         $   16,735            $     21,056
                                                               ----------            ------------


7. Comprehensive Income (Loss)

The Company has no material components of other comprehensive income and accordingly, net income (loss) approximates comprehensive income (loss) for the periods ended March 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

First quarter of 2000 compared with first quarter of 1999
---------------------------------------------------------

Revenue - Revenue for the quarter ended March 31, 2000 was $16,735 as compared to $21,056 for the quarter ended March 31, 1999.

Sales of the Company's General Display Terminals declined 29% to $12,396 for the quarter ended March 31, 2000 from $17,548 for the quarter ended March 31, 1999. The decline for the latest quarter is principally attributable to a decline of $1,614 in sales to VT and Dorio distributors and a decline of $1,798 to IBM. While the demand for General Display Terminals has been declining, the Company believes the substantial decline in the current quarter is attributable to Y2K residual effects on the sales of servers and other computing devices which drive demand for the Company's products. The Company believes the market for General Display Terminals will continue to decline as customers move toward applications requiring graphical user interfaces.

Sales of the Company's WBT hardware and software amounted to $2,845 versus $2,781 for the periods ended March 31, 2000 and 1999, respectively. The Company believes this modest increase from the prior year is attributable to both the Y2K residual effect as well as market anticipation of the release of Windows -Registered Trademark- 2000. The Company anticipates a higher year-to-year increase for the remainder of this year as the overall market acceptance of thin client computing continues to grow. The Company also believes its unique ability to customize its WBT products to meet specific end-customer needs will give it a sustainable competitive advantage. Historically, this ability has been of great value to the Company's terminal customers and the Company believes that this strategy will be equally advantageous in the corporate thin client marketplace.

Net revenue from the Company's repairs and spare parts business for the quarter ended March 31, 2000 was $505 as compared to $501 for the quarter ended March 31, 1999.

IBM and Digital were the most significant customers for the Company's products, accounting for 11% and 8% of revenue respectively, for the quarter ended March 31, 2000. The loss of IBM or Digital as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margin for the three months ended March 31, 2000 was $3,686 (22% of revenue) compared to gross margin of $6,166 (29% of revenue) for the first quarter of 1999. The decrease in gross margin as a percent of revenue is attributable to startup costs for the IA segment as well as the new Boundless Manufacturing operations in Boca Raton, Florida. Manufacturing costs and variances associated with the Company's new subsidiaries are expected to cause continued margin pressure until the later part of this year.

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

Total Operating Expenses - For the quarter ended March 31, 2000, operating expenses increased 32% to $6,251 (37% of revenue), compared to expenses for the first quarter of 1999 of $4,726 (22% of revenue). The year-to-year increases are attributable to $3,310 of expenses associated with the Company's two newly formed business segments.

Sales and Marketing Expenses - Sales and marketing expenses increased 40% to $2,707 (16% of revenue) for the quarter ended March 31, 2000 from $1,933 (9% of revenue) for the quarter ended March 31, 1999. This year-to-year increase is attributable to expanded marketing programs and personnel needed to launch our new Internet appliances subsidiary. Total Sales and Marketing expenses for this segment amounted to $1,048 for the quarter ended March 31, 2000.

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

General and Administrative Expenses - General and administrative expenses increased to $2,166 (13% of revenue), from $1,660 (8% of revenue) for the three months ended March 31, 2000 and 1999, respectively. The increase is mainly due to the hiring of additional executive personnel for management of our newly created subsidiary, Boundless Manufacturing.

Research and Development Expenses - Research and development expenses for the first quarter increased 28% to $1,372 in 2000 from $1,074 in 1999. The increase is related to $1,021 of development expenses associated with the Company's IA segment.

Interest Expense, net - Interest expense, net for the quarter ended March 31, 2000 was $155 compared to $329 for the comparable period in 1999. This decrease was mainly due to $197 of interest income received from the IRS during the quarter.

Income Tax Expense - For the first quarter of 2000 the Company did not record an income tax credit against the recorded loss before income taxes of $(2,720). Given the short operating history of the Company's new subsidiaries there can be no assurance that the deferred tax asset resulting from the current period losses would result in future tax benefits. As a result, the Company has provided for a 100% valuation allowance against the deferred tax asset attributable to these losses.

Net Income (Loss)- For the quarter ended March 31, 2000, the Company recorded a net loss of $(2,720), compared to net income of $689 for March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.

As of March 31, 2000, the Company had working capital of $15,915 as compared to $17,942 at December 31, 1999. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

The Company is highly leveraged. As of March 31, 2000, the Company had tangible net worth of $13,573 and total liabilities of $33,062. The Company's cash requirements at March 31, 2000 included repayment of a revolving loan of $6,300 plus interest, a term loan in the amount of $2,667 plus interest and a ten-year promissory note in the amount of $6,689 which requires monthly principal and interest payments through July 1, 2009.

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

Boundless has an agreement with a commercial lender for a loan secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $6,689 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment` due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless' obligations to the lender.

In connection with the acquisition of the manufacturing assets of Boca Research, Inc. on March 6, 2000 Boundless Manufacturing issued a $1,000 note bearing interest at 6% per annum and due March 6, 2002. The note is payable in equal quarterly amounts plus accrued interest.

In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

Net cash used in operating activities for the three months ended March 31, 2000 was $1,473, attributable to a net loss of $2,720, an increase in inventories of $2,054 and increases in other assets of $938. These uses of cash were partially offset by non-cash expenses (principally depreciation) of $712 an income tax refund of $833 and increases in payables of $2,602. Net cash used in investing activities was comprised of capital expenditures of $1,954, of which $1,733 relates to the acquisition of the manufacturing assets of Boca Research, Inc. Net cash provided by financing activities included funding from the Company's revolving loan, which had a net increase of $800, issuance of a $1,000 promissory note and proceeds from the exercise of common stock options in the amount of $1,259. This was partially offset by payments on other loans and lease obligations in the amount of $404.

Impact of Inflation - The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

Factors That Could Affect Future Results

Competition. The Company encounters aggressive competition in all areas of its business. The Company has numerous competitors, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short. To remain competitive, the Company must be able to develop new products and periodically enhance its existing products. In particular, the Company anticipates that it will have to continue to lower the prices of many of its products to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of the Company's markets, it may not be able to compete successfully against current and future competitors, and the competitive pressures it faces could harm its business and prospects.

New Product Introductions. If the Company cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, it may lose market share and its future revenue and earnings may suffer. The process of developing new high technology products and services is complex and uncertain. The Company must accurately anticipate customers' changing needs and emerging technological trends. The Company consequently must make long-term investments and commit significant resources before knowing whether its predictions will eventually result in products that the market will accept. After a product is developed, the Company must be able to manufacture sufficient volumes quickly at low enough costs. To do this, the Company must accurately forecast volumes, mix of products and configurations. Additionally, the supply and timing of a new product or service must match customers' demand and timing for the particular product or service. Given the wide variety of systems, products and services that Boundless offers, the process of planning production and managing inventory levels becomes increasingly difficult.

Reliance on Third Party Distribution Channels and Inventory Management. The Company uses third-party distributors to sell its products. As a result, the financial soundness of its wholesale and retail distributors, and its continuing relationships with these distributors, are important to the Company's success. Some of these distributors may have insufficient financial resources and may not be able to withstand changes in business conditions. The Company's revenue and earnings could suffer if its distributors' financial condition or operations weaken or if its relationship with them deteriorates. Additionally, inventory management becomes increasingly complex as the Company continues to sell a significant mix of products through distributors. Third party distributors constantly adjust their product orders from the Company in response to:

o The supply of the Company's and its competitors' products available to the distributor, and

o The timing of new product introductions and relative features of the products.

Distributors may increase orders during times of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. If the Company has excess inventory, the Company may have to reduce its prices and write down inventory, which in turn could result in lower gross margins.

Short Product Life Cycles. The short life cycles of many of the Company's products pose a challenge for it to manage effectively the transition from existing products to new products. If the Company does not manage the transition effectively, its revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in product development or manufacturing, variations in product costs and delays in customer purchases of existing products in anticipation of new product introductions. The Company's revenue and earnings could also suffer due to the timing of product or service introductions by its suppliers and competitors. Further, the Company's new products may replace or compete with certain of its own current products.

Intellectual Property. The Company generally relies upon patent, copyright, trademark and trade secret laws in the United States and in certain other countries, and agreements with its employees, customers and partners, to establish and maintain its proprietary rights in its technology and products. However, any of the Company's intellectual proprietary rights could be challenged, invalidated or circumvented. The Company's intellectual property may not necessarily provide significant competitive advantages. Also, because of the rapid pace of technological change in the information technology industry, many of the Company's products rely on key technologies developed by third parties, and the Company may not be able to continue to obtain licenses from these third parties. Third parties may claim that the Company is infringing their intellectual property. Even if the Company does not believe that its products are infringing third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from its business. Claims of intellectual property infringement might also require the Company to enter into costly royalty or license agreements. If the Company cannot or does not license the infringed technology or substitute similar technology from another source, its business could suffer.

Reliance on Suppliers. The Company's manufacturing operations depend on its suppliers' ability to deliver quality components and products in time for it to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain component parts as a result of strong demand in the industry for those parts. If shortages or delays persist, its operating results could suffer until other sources can be developed. In order to secure components for the production of new products, at times the Company makes advance payments to suppliers, or the Company may enter into noncancelable purchase commitments with vendors. If the prices of these component parts then decrease after the Company has entered into binding price agreements, its earnings could suffer. Further, the Company may not be able to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations needed. Conversely, a temporary oversupply of these parts could also affect its operating results.

International. Sales outside the United States make up more than 25% of the Company's revenues. In addition, key suppliers are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety of international factors, including:

o  Changes in a country or region's political or economic conditions,

o  Trade protection measures,

o  Import or export licensing requirements,

o  The overlap of different tax structures,

o  Unexpected changes in regulatory requirements,

o  Differing technology standards,

o Problems caused by the conversion of various European currencies to the Euro (see "Adoption of the Euro" section below), and

o  Natural disasters.

Market Risk. The Company is exposed to foreign currency exchange rate risk inherent in the Company's sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company is also exposed to interest rate risk inherent in its debt and investment portfolios. The Company's risk management strategy uses derivative financial instruments, primarily interest rate swaps, to hedge certain foreign currency and interest rate exposures. The Company's intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes.

Acquisitions, Strategic Alliances, Joint Ventures and Divestitures. In the normal course of business, the Company frequently engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. The completion of any one transaction may have a material effect on the Company's financial position, results of operations or cash flows taken as a whole. Divestiture of a part of the Company's business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require the Company to integrate with a different company culture, management team and business infrastructure. The Company may also have to develop, manufacture and market products with its products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity into Boundless depends on a variety of factors, including:

o  The hiring and retention of key employees,

o  Management of facilities in separate geographic areas, and

o The integration or coordination of different research and development and product manufacturing facilities.

All of these efforts require varying levels of management resources, which may divert the Company's attention from other business operations.

Environmental. Some of the Company's operations use substances regulated under various federal and state laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. The Company records a liability for environmental remediation and related costs when the Company considers the costs to be probable and the amount of the costs can be reasonably estimated. Environmental costs are presently not material to the Company's results of operations or financial position.

Profit Margin. The Company's profit margins vary somewhat among its products, customer groups and geographic markets. Consequently, the Company's overall profitability in any given period is partially dependent on the product, customer and geographic mix reflected in that period's net revenue.

Stock Price. Boundless' stock price, like that of other technology companies, can be volatile. Some of the factors that can affect its stock price are:

o The Company's, or a competitor's, announcement of new products, services or technological innovations,

o  Quarterly increases or decreases in the Company's earnings,

o  Changes in revenue or earnings estimates by the investment community, and

o  Speculation in the press or investment community.

General market conditions and domestic or international macroeconomic factors unrelated to the Company's performance may also affect Boundless' stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

Earnings Fluctuations. Although the Company believes that it has the products and resources needed for continuing success, the Company cannot reliably predict future revenue and margin trends. Actual trends may cause the Company to adjust its operations, which could cause period-to-period fluctuations in its earnings.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and, depending on the context, "will," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described in the Company's Form 10-K for the year ended December 31, 1999. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

Year 2000 Compliance

Year 2000 Update

Through the first four months of the year 2000, the Company's operations around the world are functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). Boundless' customers have not reported any Year 2000 incidents. The Company has not experienced any significant Year 2000-related issue that would affect our ability to manufacture, ship, sell, or service our products.

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

While the Company is encouraged by the success of its Year 2000 efforts and that of its customers and partners, the Company will continue to offer any needed Year 2000 support to customers. Plans are in place to manage any outstanding Year 2000 support issues through the Company's regular support and service activities around the world.

Adoption of the Euro

Boundless has established a dedicated task force to address the issues raised by the introduction of a European single currency, the Euro. The Euro's initial implementation was effective as of January 1, 1999, and the transition period will continue through January 1, 2002. On January 1, 1999, the Company began offering its European customers the option of purchasing its products with either local currencies or Euros as desired. The Company also is implementing system changes to give multi-currency capability to internal applications. In addition, the Company has implemented design changes to support display and printing of the Euro character by impacted Boundless products.

The introduction and use of the Euro has not had a material effect on the Company's foreign exchange and hedging activities or its use of derivative instruments, and the Company does not presently expect that it will. All costs associated with the conversion to the Euro are expensed to operations as incurred. While the Company will continue to evaluate the impact of the Euro over time, based on currently available information, the Company does not believe that the introduction of the Eurocurrency will have a material adverse impact on our consolidated financial condition, cash flows or results of operations.

NEW ACCOUNTING STANDARD

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At March 31, 2000 the Company had in place interest rate swap agreements in the amount of $6,667 at an effective average interest rate of 8.66%. Of this dollar amount, $2,667 represents an effective hedge of the Company's exposure to interest rate changes against the outstanding balance of the term loan; and such swap amount shall amortize in concert with the term loan payment schedule. The remaining balance of the swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the company's Revolving Loan.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2000 the Company's investments consisted of the investment of excess cash balances in overnight time deposits offered by Chase Manhattan Bank in London.

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


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10(a): Asset Purchase Agreement, dated as of January 24, 2000, by and between Boundless Technologies, Inc. and Boca Research, Inc. *Exhibit 10.27.


Exhibit 10(b): Assignment and Assumption Agreement, dated as of March 3, 2000, between Boundless Technologies, Inc. and Boundless Manufacturing Services, Inc. *Exhibit 10.28.


Exhibit 10(c): Promissory Note, dated March 3, 2000, in the principal amount of $1,000,000 made by Boundless Manufacturing Services, Inc. to Boca Research, Inc. *Exhibit 10.29.


Exhibit 10(d): **Supply Agreement, dated as of March 3, 2000, by and between Boundless Manufacturing Services, Inc. and Boca Research, Inc. *Exhibit 10.30.


Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I-Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.

Exhibit 27: Financial Data Schedule for the quarter ended March 31, 2000.



(b) Reports on Form 8-K - None

--------------------
        * Incorporated herein by reference to Boca Research, Inc.'s
Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The exhibit references following the (*) are the exhibit numbers in Boca Research's Form 10-K report by reference to which the exhibits of Boundless Corporation are being incorporated herein.

        ** Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed by Boca Research, Inc. with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000







Boundless Corporation


By: /s/ Joseph Gardner
--------------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)