Form 10-Q
period 2000-06-30
BOUNDLESS CORP
filed 2000-08-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended June 30, 2000

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

                                      11788
                                   (Zip Code)

                                  (631) 342-7400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   No
      ----   -----

As of June 30, 2000, the Registrant had approximately 4,626,571 shares of Common Stock, $.01 par value per share outstanding.

                                    1 of 18

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2000
   (unaudited) and December 31, 1999..................................... 3

Consolidated Statements of Operations (unaudited)
for the three and six months ended June 30, 2000 and 1999................ 4

Consolidated Statements of Cash Flows (unaudited)
   for the six months ended June 30, 2000 and 1999....................... 5

Notes to Consolidated Financial Statements (unaudited)................... 6


                                    2 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  June 30,   December 31,
                                                                    2000        1999
                                                                ----------  ------------
Current assets:                                                 (unaudited)
    Cash and cash equivalents.................................$       651   $    1,285
    Trade accounts receivable, net............................     14,129       12,378
    Income tax refund.........................................          -          833
    Inventories...............................................     11,750       13,751
    Deferred income taxes.....................................      2,576        2,576
    Prepaid expenses and other current assets.................      2,301        1,039
                                                              -----------   ----------
      Total current assets....................................     31,407       31,862
Property and equipment, net...................................     11,785       10,987
Goodwill, net.................................................      5,721        6,272
Other assets..................................................      1,650        1,339
                                                              -----------   ----------
                                                              $    50,563   $   50,460
                                                              ===========   ==========

             LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.........................$     2,335   $    1,650
    Accounts payable..........................................      6,781        6,148
    Accrued expenses..........................................      5,739        5,565
    Deferred revenue..........................................        215          557
                                                              -----------   ----------
      Total current liabilities...............................$    15,070   $   13,920
                                                              -----------   ----------
Long-term liabilities:
    Long-term debt, less current maturities...................     18,079       14,206
    Deferred income taxes.....................................        281          281
    Other ....................................................        673          638
                                                              -----------   ----------
      Total long-term liabilities.............................     19,033       15,125
                                                              -----------   ----------
      Total liabilities.......................................     34,103       29,045


Stockholders' equity:

    Preferred stock...........................................        -            -
    Common stock..............................................         46           45
    Additional paid-in capital................................     34,073       32,508
    Accumulated deficit.......................................    (17,659)     (11,138)
                                                              -----------   ----------
      Total stockholders' equity..............................     16,460       21,415
                                                              -----------   ----------
                                                              $    50,563   $   50,460
                                                              ===========   ==========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    3 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                               Six Months Ended    Three Months Ended
                                                   June 30,             June 30,
                                              ------------------- --------------------
                                                 2000     1999      2000      1999
                                              --------- --------- ---------- ---------
                                                   (unaudited)         (unaudited)
Revenue.......................................$ 40,143  $ 41,286  $  23,408  $ 20,230
Cost of revenue...............................  33,417    29,599     20,368    14,709
                                              --------  --------  ---------  --------
           Gross margin.......................   6,726    11,687      3,040     5,521
                                              --------  --------  ---------  --------

Operating expenses:
   Sales and marketing........................   5,825     4,393      3,118     2,460
   General and administrative.................   4,296     3,384      2,130     1,725
   Research and development...................   2,875     2,395      1,503     1,321
   Other (credits)............................     (11)     (550)       (17)     (609)
                                              --------  --------  ---------  --------
      Total operating expenses................  12,985     9,622      6,734     4,897
                                              --------  --------  ---------  --------
           Operating income (loss)............  (6,259)    2,065     (3,694)      624
   Interest expense, net......................     518       751        363       422
   Other expense (credits)....................    (256)      101       (256)      101
                                              --------  --------  ---------  --------
Income (loss) before income taxes.............  (6,521)    1,213     (3,801)      101
Income tax expense............................     -         461        -          39
                                              --------  --------  ---------  --------
Net income (loss).............................  (6,521)      752     (3,801)       62
Dividend on preferred stock of subsidiary.....                51                  -
Net income (loss) available for common .......
stockholders..................................$ (6,521) $    701  $  (3,801) $     62
                                              ========  ========  =========  ========
Weighted average common shares outstanding....   4,524     4,430      4,535     4,431
                                              ========  ========  =========  ========
Basic net income (loss) per common share......$  (1.44) $   0.16  $   (0.84) $   0.01
                                              ========  ========  =========  ========
Weighted average dilutive shares outstanding..   4,524     4,458      4,535     4,473
                                              ========  ========  =========  ========
Diluted net income (loss) per common share....$  (1.44) $   0.16  $   (0.84) $   0.01
                                              ========  ========  =========  ========












     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    4 of 18


                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                        For the Six Months Ended June 30,

                                                                  2000       1999
                                                               ----------  ----------
                                                               (unaudited) (unaudited)
Cash flows from operating activities:
    Net income (loss)......................................... $  (6,521)  $     752
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization...........................     1,375       1,084
      (Gain) loss on the disposition of assets................      (240)          8
      Deferred revenue........................................      (342)        (22)
      Provision for doubtful accounts.........................       309         206
      Provision for excess and obsolete inventory.............       115       1,133
      Options and warrants issued for services................       184         251
    Changes in assets and liabilities:
      Trade accounts receivable...............................    (2,059)     (1,557)
      Income tax refunds......................................       833         555
      Inventories.............................................     1,886      (1,370)
      Other assets............................................    (1,664)       (351)
      Accounts payable and accrued expenses...................       841         611
                                                               ---------   ---------
Net cash provided by (used in) operating activities...........    (5,283)      1,300
                                                               ---------   ---------
Cash flows from investing activities:
   Capital expenditures.......................................    (1,195)       (502)
   Proceeds from the sale of property.........................     1,538         -
                                                               ---------   ---------
Net cash (used in) investing activities.......................      (343)       (502)
                                                               ---------   ---------
Cash flows from financing activities:
   Payment of mandatorily redeemable preferred stock..........       -        (3,555)
   Proceeds from exercise of stock options....................     1,383          55
   Net proceeds from issuance of debt.........................     4,400      10,416
   Payments on loans payable and capital leases...............    (1,477)     (8,000)
   Payment of preferred stock dividend........................       -           (51)
                                                               ---------   ---------
Net cash provided by (used in) financing activities...........     4,306      (1,135)
                                                               ---------   ---------
Net decrease in cash and cash equivalents.....................      (634)       (337)
Cash and cash equivalents at beginning of year................     1,285         732
                                                               ---------   ---------
Cash and cash equivalents at end of period.................... $     651   $     395
                                                               =========   =========
Non-cash transactions:
   Options, warrants and common stock issued for services..... $     184   $     251
   Equipment acquisitions funded through debt.................     1,636         -
Cash paid for:
   Interest...................................................       671         804
   Taxes......................................................        91           9








     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    5 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollar amounts in thousands)
                                   (unaudited)

1.    Condensed Consolidated Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

On September 23, 1999, the Company announced the creation of a new subsidiary, Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), which will pursue opportunities in the electronic manufacturing services ("EMS") marketplace. Boundless Manufacturing will utilize the Company's state-of-the-art ISO 9002 certified manufacturing facility in Hauppauge and acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for OEM customers. Boundless Manufacturing intends to provide a complete supply chain that is designed and built to each customer's specifications.

On January 12, 2000, the Company announced the creation of a new subsidiary, Merinta, Inc. ("Merinta"), a provider of enabling software and technologies for Internet appliances ("IA"). Merinta intends to develop solutions to offer end-users an easy, enjoyable and visually rich Internet browsing experience while providing companies with a revolutionary way to market and grow online business. Merinta intends to initially market and sell software and services to corporations including financial services institutions, service providers, and telecommunications companies allowing these companies to provide their best customers with a customized IA solution that should increase brand awareness, customer loyalty and retention as well as decrease costs for acquiring customers. Merinta intends to license the software on a variety of operating systems- including Linux and Microsoft Windows CE. Merinta intends to offer complementary services to other consumer device manufacturers, accelerating the IA market for these organizations.

3.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                    6 of 18

                                                             June 30,      December 31,
                                                               2000            1999
                                                        ---------------- ----------------
Raw materials and purchased components................. $         9,723  $        11,620
Finished goods.........................................           1,500            1,719
Demonstration equipment................................              13               51
Service parts..........................................             514              361
                                                        ---------------  ---------------
Total inventories ..................................... $        11,750  $        13,751
                                                        ===============  ===============

4.  Equity

At June 30, 2000 and December 31, 1999 stockholders' equity consisted of the following:

                                                             June 30,      December 31,
                                                               2000            1999
                                                        ---------------- ----------------
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued.............................   $         -      $        -
Common stock, $0.01 par value, 25,000,000 shares
   authorized, 4,626,571 and 4,457,662 shares issued
   at June 30, 2000 and December 31,1999, respectively.             46               45
Additional paid-in capital.............................         34,073           32,508
Accumulated deficit....................................        (17,659)         (11,138)
                                                        --------------   --------------
Total stockholders' equity.............................   $     16,460    $      21,415
                                                        ==============   ==============

5.       Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the second quarter ended June 30, 2000 and 1999, sales to three major OEMs as a percentage of total revenues were 20% and 21%, respectively. During the second quarter ended June 30, 2000 the Company also made shipments against open orders from a value added reseller ("VAR") amounting to 25% of revenue for the quarter.

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

Information for the current year by business segment is presented below (in thousands):
                                    7 of 18

                                                            Boundless Boundless
Three Months Ended                              Elimi-      Technol-  Manufact-
June 30, 2000                           Total   nations     ogies     uring        Merinta
------------------------------------- --------- ----------- --------- ---------- -----------
Customer Revenue..................... $ 23,408              $ 14,504  $   2,975  $   5,929
Intersegment ........................           $ (15,241)            $  15,241
                                      --------  ---------   --------  ---------   --------
Total Revenue........................ $ 23,408  $ (15,241)  $ 14,504  $  18,216  $   5,929
                                      ========  =========   ========  =========  =========

Gross Margin......................... $  3,040              $  4,648  $    (154) $  (1,454)
                                      ========              ========  =========  =========
Gross Margin percent.................     13.0%                 32.0%      -5.2%     -24.5%
                                      ========              ========  =========  =========
Operating income (loss).............. $ (3,694)             $  1,583  $    (866) $  (4,155)
                                      ========              ========  =========  =========

                                                            Boundless Boundless
Six Months Ended                                Elimi-      Technol-  Manufact-
June 30, 2000                           Total   nations     ogies     uring        Merinta
------------------------------------- --------- ----------- --------- ---------- -----------
Customer Revenue..................... $ 40,143              $ 29,833  $  4,379   $   5,931
Intersegment ........................            $(24,617)            $ 24,617
                                      --------  ---------   --------  --------   ---------
Total Revenue........................ $ 40,143   $(24,617)  $ 29,833  $ 28,996   $   5,931
                                      ========  =========   ========  ========   =========

Gross Margin......................... $  6,726              $  8,834  $   (437)  $  (1,671)
                                      --------              --------  --------   ---------
Gross Margin percent.................     16.8%                 29.6%    -10.0%      -28.2%
                                      --------              --------  -------- - ---------
Operating income (loss).............. $ (6,259)             $  2,737  $ (1,714)  $  (7,026)
                                      ========              ========  ========   =========

Total assets by business segment      $ 50,563              $ 22,906  $ 23,372   $   4,285
                                      ========              ========  ========   =========

Pertinent financial data by major geographic segments for the second quarter ended June 30, 2000 and 1999 are:

                                                             June 30,      December 31,
                                                               2000            1999
                                                        ---------------- ----------------
Net sales to unaffiliated customers:

United States..........................................  $       18,075   $       12,779
United Kingdom.........................................             868            3,125
Other European countries...............................           2,209            3,108
Other foreign areas....................................           2,256            1,218
                                                        ---------------- ----------------
Total sales ...........................................  $       23,408   $       20,230
                                                        ================ ================

7.       Comprehensive Income

The Company has no material components of other comprehensive income and accordingly, net income (loss)approximates comprehensive income (loss)for the periods ended June 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

                                    8 of 18

FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2000

Revenue - Revenue for the quarter ended June 30, 2000 was $23,408 as compared to $20,230 for the quarter ended June 30, 1999. Revenue for the six months ended June 30 was $40,143 for 2000 versus $41,286 for 1999.

Sales of the Company's General Display Terminals declined 32% to $11,300 for the quarter ended June 30, 2000 from $16,548 for the quarter ended June 30, 1999. The decline for the latest quarter is principally attributable to a decline of $1,776 in sales to VT and Dorio distributors and a decline of $2,410 in sales to IBM. On a year-to-date basis revenue for General Display Terminals declined 31% to $23,785 from $34,271 for the periods ended June 30, 2000 and 1999 respectively. While the demand for General Display Terminals has been declining, the Company believes the substantial decline in the most recent quarters is attributable to Y2K residual effects on the sales of servers and other computing devices which drive demand for the Company's products. Additionally, sales to IBM have been particularly weak in Europe due to regional issues including the introduction of the Euro. The Company believes the market for General Display Terminals will continue to decline as customers move toward applications requiring graphical user interfaces.

Sales of the Company's WBT hardware and software amounted to $3,204 versus $3,146 for the periods ended June 30, 2000 and 1999, respectively. The Company believes this increase from the prior year would have been greater but for the production delays associated with the Company's recently announced Capio(R) II WBT. Revenue for the six months ended June 30, 2000 were $6,049 as compared to $5,927 for the six months ended June 30, 1999. The Company anticipates a higher year-to-year increase for the remainder of this year as the overall market acceptance of thin client computing continues to grow.

During the second quarter the Company's Merinta subsidiary recognized revenues of $5,929 (25% of total revenue) from the shipment of its recently released IA solution. Of the total revenue recognized, $5,346 represented hardware sales and $583 represented sales of Merinta's software solution.

Net revenue from the Company's repairs and spare parts business was $448 for the quarter ended June 30, 1999, down from $536 for the quarter ended June 30, 1998. For the six months ended June 30, 2000, repairs and spare parts sales were $953 versus $1,037 for the comparable period in 1999. The decline in the current year for both the three and six-month periods compared to 1999 stems from the overall decline in sales of General Display terminals over the past years as well as an increase in the reliability of the Company's product offerings.

Boca Research, Digital and IBM were the most significant customers for the Company's products, accounting for 11%, 5% and 4% of revenue respectively, for the quarter ended June 30, 2000. The loss of any of these as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margins for the three and six months ended June 30, 2000 were $3,040 (13% of revenue) and $6,726 (17% of revenue) respectively, as compared to gross margins of $5,521 (28% of revenue) and $11,687(28% of revenue) for the comparable periods in 1999. The decrease in gross margin as a percent of revenue is attributable to startup costs for the IA segment as well as the new Boundless Manufacturing operations in Boca Raton, Florida.

The gross margin loss associated with the sale of IA software and solutions during the second quarter was $(1,454) or 24.5% of IA revenue. This loss stemmed in part from component price increases from the supply chain which could not be passed to the customer as well as a decision by Merinta to subsidize the hardware in order to build an installed base of customers from which the IA concept and solution could be validated. Manufacturing costs and variances associated with the Company's new subsidiaries are expected to cause continued margin pressure until the later part of this year.

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

Total Operating Expenses - For the quarter ended June 30, 2000, operating expenses were $6,734 (29% of revenue), compared to expenses for the second quarter of 1999 of $4,897 (24% of revenue). For the six months ended June 30, 2000, operating expenses were $12,985 (32% of revenue) compared to expenses in the comparable period in 1999 of $9,622

                                    9 of 18

(23% of revenue). The year-to-year increases for the first six months are attributable to $1,506 of expenses associated with the Company's Boundless Manufacturing subsidiary, as well as $2,009 of expenses associated with the Company's Merinta subsidiary. These operating expense increases were anticipated, and are necessary to position the Company to exploit the growth opportunities in both the IA and EMS markets. These operating expense increases were anticipated, and are necessary to exploit the growth opportunities in both the IA and EMS markets.

Sales and Marketing Expenses - Sales and marketing expenses increased 27% to $3,118 (13% of revenue) for the quarter ended June 30, 2000 from $2,460 (12% of revenue) for the quarter ended June 30, 1999. Expenses for the first six months were $5,825 in 2000 versus $4,393 in 1999. This year-to-year increase is attributable to expanded marketing programs and personnel needed to launch our new Internet appliances subsidiary. Total Sales and Marketing expenses for this segment amounted to $999 for the quarter ended June 30, 2000 and $2,046 for the first six months of the year.

The Company promotes its products using media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs. The Company's installed base of over five million units of General Display Terminals is the primary target market for its WBTs. The Company's plan to reach this market is based on direct mail, telemarketing and advertising.

General and Administrative Expenses - General and administrative expenses increased to $2,130 (9% of revenue), from $1,725 (9% of revenue) for the three months ended June 30, 2000 and 1999, respectively. Expenses for the six-month period were $4,296 in 2000 versus $3,384 in 1999. The increase is mainly due to the hiring of additional executive personnel for management of the Company's newly created subsidiary, Boundless Manufacturing.

Research and Development Expenses - Research and development expenses for the second quarter increased 14% to $1,503 in 2000 from $1,321 in 1999. Expenses for the six-month period ended June 30, 2000 were $2,875, compared to $2,395 in the comparable period in 1999. The increase in the first six months is related to $2,137 of development expenses associated with the Company's IA segment offset in part, by reductions in development work being done on the Company's terminals business.

Interest Expense, net - Interest expense, net for the quarter ended June 30, 2000 was $363 compared to $422 for the comparable period in 1999. Interest expense, net for the six months was $518 in 2000 versus $751 in 1999. This decrease was mainly due to interest income earned from both an IRS refund and on a note receivable.

Income Tax Expense - In the first and second quarters of 2000, the Company did not record an income tax credit against the recorded loss before income taxes of $(2,720) and $(3,801) during those periods, respectively. Given the short operating history of the Company's new subsidiaries, there can be no assurance that the deferred tax asset resulting from the losses would result in future tax benefits. As a result, the Company has provided for a 100% valuation allowance against the deferred tax asset attributable to these respective losses.

Net Income (Loss)- For the quarter ended June 30, 2000, the Company recorded a net loss of $(3,801) compared to $62 of net income for the comparable period in 1999. The net loss for the six months ended June 30 was $ (6,521) compared to $701 of net income in 1999.

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

As of June 30, 2000, the Company had working capital of $16,337 as compared to $17,942 at December 31, 1999. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

The Company is highly leveraged. As of June 30, 2000, the Company had tangible net worth of $10,188 and total liabilities of $34,103. The Company's cash requirements at June 30, 2000 included repayment of a revolving loan of $9,900 plus interest, a term loan in the amount of $2,333 plus interest and a ten-year promissory note in the amount of $6,166 which requires monthly principal and interest payments through July 1, 2009.

Borrowing under the revolving loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-

                                    10 of 18
delineated eligible inventory. Up to $5,000 is available under the revolving loan for letters of credit. As a result of the borrowing base formula, the credit available to the Company could be adversely restricted in the event of further declines in the Company's sales and increases in orders may not be able to be financed under the Company's revolving credit line.

Boundless has an agreement with a commercial lender for a loan secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $6,166 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless' obligations to the lender.

In connection with the acquisition of the manufacturing assets of Boca Research, Inc. on March 6, 2000, Boundless Manufacturing issued a $1,000 note bearing interest at 6% per annum and due March 6, 2002. The note is payable in equal quarterly amounts plus accrued interest.

In connection with the creation of the Company's Merinta and Boundless Manufacturing subsidiaries as well as the acquisition of the manufacturing assets of Boca Research, Inc., the Company amended its revolving line of credit (the "Agreement") to, amongst other things, add both Merinta and Boundless Manufacturing as co-borrowers under the Agreement. The Agreement was executed May 25, 2000 and extended the termination date of the Agreement to April 14, 2003.

In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

Due to the level of investment made in the Merinta subsidiary, the Company had violated certain financial covenants as of the quarter ended June 30, 2000. The Company's lenders have indicated that they will waive the violations. Although the Company anticipates that it will receive the waiver shortly, there can be no absolute assurance that such waiver will be forthcoming.

Net cash used in operating activities for the six months ended June 30, 2000 was $5,603, attributable to a net loss of $6,521, an increase in accounts receivable of $2,059, and increases in other assets of $1,664. These uses of cash were partially offset by a reduction in inventories of $1,886, non-cash expenses (principally depreciation) of $1,401, an income tax refund of $833 and increases in payables of $841. Net cash used in investing activities was comprised of capital expenditures of $1,195, of which $733 relates to the acquisition of the manufacturing assets of Boca Research, Inc. and offset by proceeds from the sale of five acres of excess land of $1,538. Net cash provided by financing activities included funding from the Company's revolving loan, which had a net increase of $4,400, and proceeds from the exercise of common stock options in the amount of $1,383. This was partially offset by payments on other loans and lease obligations in the amount of $1,477.

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

New Product Introductions. If the Company cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, it may lose market share and its future revenue and earnings may suffer. The process of developing new high technology products and services is complex and uncertain. The Company must accurately anticipate customers' changing needs and emerging technological trends. The Company consequently must make long-term investments and commit significant resources before knowing whether its predictions will eventually result in products that the market will accept. After a product is developed, the Company must be able to manufacture sufficient volumes quickly at low enough costs. To do this, the Company must accurately forecast volumes, mix of products and configurations. Additionally, the supply and timing of a new product or service must match customers'

                                    11 of 18
demand and timing for the particular product or service. Given the wide variety of systems, products and services that Boundless offers, the process of planning production and managing inventory levels becomes increasingly difficult.

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

International. Sales outside the United States make up more than 25% of the Company's revenues. In addition, key suppliers are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety

                                    12 of 18
of international factors, including:

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

Acquisitions, Strategic Alliances, Joint Ventures and Divestitures. In the normal course of business, the Company frequently engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. The completion of any one transaction may have a material effect on the Company's financial position, results of operations or cash flows taken as a whole. Divestiture of a part of the Company's business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require the Company to integrate with a different company culture, management team and business infrastructure. The Company may also have to develop, manufacture and market products with its products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity into the Company depends on a variety of factors, including:

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

Stock Price. The Company's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect its stock price are:

o The Company's, or a competitor's, announcement of new products, services or technological innovations,

o   Quarterly increases or decreases in the Company's earnings,

                                    13 of 18

o   Changes in revenue or earnings estimates by the investment community, and

o   Speculation in the press or investment community.

General market conditions and domestic or international macroeconomic factors unrelated to the Company's performance may also affect the Company's stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

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

Year 2000 Compliance

Year 2000 Update

Through the first six months of the year 2000, the Company's operations around the world are functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). Boundless' customers have not reported any Year 2000 incidents. The Company has not experienced any significant Year 2000-related issue that would affect our ability to manufacture, ship, sell, or service our products.

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

                                    14 of 18

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At June 30, 2000 the Company had in place interest rate swap agreements in the amount of $7,361 at an effective average interest rate of 9.65%. Of this dollar amount, $2,333 represents an effective hedge of the Company's exposure to interest rate changes against the outstanding balance of the term loan; and such swap amount shall amortize in concert with the term loan payment schedule. The remaining balance of the swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the company's Revolving Loan.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2000 the Company's investments consisted of the investment of excess cash balances in overnight time deposits offered by Chase Manhattan Bank in London.

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

                                    15 of 18

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" in the Form 10-Q.

Exhibit 27: Financial Data Schedule

(b) Reports on Form 8-K - None

                                    16 of 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2000





Boundless Corporation

By: /s/Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

                                    17 of 18