Form 10-Q
period 2000-09-30
BOUNDLESS CORP
filed 2000-11-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30,2000



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


                                      11788
                                   (Zip Code)


                                  (631 342-7400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   No
      ----      -----


As of September 30,2000, the Registrant had approximately 4,626,571 shares of Common Stock, $.01 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
   December 31, 1999 .........................................................3

Consolidated Statements of Operations (unaudited)
   for the threee and nie months ended September 30, 2000 and 1999 ...........4

Consolidated Statements of Cash Flows (unaudited)
   for the nine months ended September 30, 2000 and 1999 .....................5

Notes to Consolidtaed Financial Statements (unaudited) .......................6

                                    2 OF 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         ASSETS

                                                                                           September 30,          December 31,
                                                                                                2000                  1999
                                                                                         -------------------  ---------------------
Current assets:                                                                              (unaudited)
   Cash and cash equivalents .........................................................          $       776           $      1,285
   Trade accounts receivable, net.....................................................               11,202                 12,378
   Income tax refund .................................................................                    -                    833
   Inventories........................................................................                9,890                 13,751
   Deferred income taxes..............................................................                2,576                  2,576
   Prepaid expenses and other current assets..........................................                2,176                  1,039
                                                                                         -------------------  ---------------------
      Total current assets............................................................               26,620                 31,862
Property and equipment, net ..........................................................               11,508                 10,987
Goodwill, net ........................................................................                5,445                  6,272
Other assets .........................................................................                1,682                  1,339
                                                                                         -------------------  ---------------------
                                                                                                $    45,255           $     50,460
                                                                                         ===================  =====================
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt .................................................          $     2,346           $      1,650
   Accounts payable ..................................................................                7,588                  6,148
   Accrued expenses ..................................................................                5,441                  5,565
   Deferred revenue ..................................................................                  658                    557
                                                                                         -------------------  ---------------------
      Total current liabilities ......................................................               16,033                 13,920
                                                                                         -------------------  ---------------------
Long-term liabilities:
   Long-term debt, less current maturities ...........................................               16,174                 14,206
   Deferred income taxes .............................................................                  281                    281
   Other .............................................................................                  717                    638
                                                                                         -------------------  ---------------------
      Total long-term liabilities ....................................................               17,172                 15,125
                                                                                         -------------------  ---------------------
      Total liabilities ..............................................................               33,205                 29,045

Stockholders' equity:
   Preferred stock ...................................................................                    -                      -
   Common stock ......................................................................                   46                     45
   Additional paid-in capital ........................................................               34,073                 32,508
   Accumulated deficit ...............................................................              (22,069)               (11,138)
                                                                                         -------------------  ---------------------
      Total stockholders' equity .....................................................               12,050                 21,415
                                                                                         -------------------  ---------------------
                                                                                                $    45,255            $    50,460
                                                                                         ===================  =====================








      See accompanying notes to condensed consolidated financial statements

                                    3 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                       Nine Months Ended            Three Months Ended
                                                                         September 30,                 September 30,
                                                                  ----------------------------- ----------------------------
                                                                       2000           1999          2000           1999
                                                                  --------------- ------------- -------------  -------------
                                                                           (unaudited)                  (unaudited)
Revenue.......................................                          $ 56,190       $61,256       $16,047        $19,970
Cost of revenue...............................                            46,947        43,610        13,530         14,011
                                                                  --------------- ------------- -------------  -------------
           Gross margin.......................                             9,243        17,646         2,517          5,959
                                                                  --------------- ------------- -------------  -------------
Operating expenses:
   Sales and marketing........................                             8,598         7,303         2,773          2,910
   General and administrative.................                             6,614         4,859         2,318          1,475
   Research and development...................                             4,738         3,884         1,863          1,489
   Other (credits)............................                              (499)       (2,832)         (488)        (2,282)
                                                                  --------------- ------------- -------------  -------------
      Total operating expenses................                            19,451        13,214         6,466          3,592
                                                                  --------------- ------------- -------------  -------------
           Operating income (loss)............                           (10,208)        4,432        (3,949)         2,367
   Interest expense, net......................                               979         1,110           461            359
   Other expense (credits)....................                              (256)          101             -              -
                                                                  --------------- ------------- -------------  -------------
Income (loss) before income taxes.............                           (10,931)        3,221        (4,410)         2,008
Income tax expense............................                                 -         1,226             -            765
                                                                  --------------- ------------- -------------  -------------
Net income (loss).............................                           (10,931)        1,995        (4,410)         1,243
Dividend on preferred stock of subsidiary.....                                 -            51             -              -
                                                                  --------------- ------------- -------------  -------------
Net income (loss) available for common
  stockholders................................                          $(10,931)      $ 1,944       $(4,410)       $ 1,243
                                                                  =============== ============= =============  =============
Weighted average common shares outstanding....                             4,532         4,432         4,542          4,438
                                                                  =============== ============= =============  =============
Basic net income (loss) per common share......                          $  (2.41)      $  0.44       $ (0.97)         $0.28
                                                                  =============== ============= =============  =============
Weighted average dilutive shares outstanding..                             4,532         4,456         4,542          4,461
                                                                  =============== ============= =============  =============
Diluted net income (loss) per common share....                          $  (2.41)      $  0.44       $ (0.97)         $0.28
                                                                  =============== ============= =============  =============







     See accompanying notes to condensed consolidated financial statements

                                    4 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                     For the Nine Months Ended September 30,


                                                                                    2000                  1999
                                                                               --------------        -------------
                                                                                (unaudited)             (unaudited)
Cash flows from operating activities:
   Net income (loss) ........................................................   $    (10,931)          $      1,995
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization .........................................          2,172                  1,597
      (Gain) loss on the disposition of assets ..............................           (235)                    22
      Deferred revenue ......................................................            101                    318
      Provision for doubtful accounts .......................................            245                    313
      Provision for excess and obsolete inventory ...........................            911                  1,462
      Options and warrants issued for services ..............................            184                    272
   Changes in assets and liabilities:
      Trade accounts receivable .............................................            931                 (3,528)
      Income tax refunds ....................................................            833                    555
      Inventories ...........................................................          2,949                   (595)
      Other assets ..........................................................         (1,661)                (1,206)
      Accounts payable and accrued expenses .................................          1,407                    307
                                                                               -------------         --------------
Net cash provided by (used in) operating activities .........................         (3,094)                 1,512
                                                                               -------------         --------------
Cash flows from investing activities:
   Capital expenditures .....................................................         (1,364)                  (753)
   Proceeds from the sale of property .......................................          1,538                      -
                                                                               -------------         --------------
Net cash (used in) investing activities .....................................            174                   (753)
                                                                               -------------         --------------
Cash flows from financing activities:
   Payment of mandatorily redeemable preferred stock.........................              -                 (3,555)
   Proceeds from exercise of stock options ..................................          1,383                     55
   Net proceeds from issuance of debt .......................................          4,400                 10,065
   Payments on loans payable and capital leases .............................         (3,372)                (8,000)
   Payment of preferred stock dividend ......................................              -                    (51)
                                                                               -------------         --------------
Net cash provided by (used in) financing activities .........................          2,411                 (1,486)
                                                                               -------------         --------------
Net decrease in cash and cash equivalents ...................................           (509)                  (727)
Cash and cash equivalents at beginning of year ..............................          1,285                    732
                                                                               -------------         --------------
Cash and cash equivalents at end of period ..................................      $     776           $          5
                                                                               -------------         --------------
Non-cash transactions:
   Options, warrants and common stock issued for services ...................     $      184           $        272
   Equipment acquisitions funded through debt ...............................          1,636                      -
Cash paid for:
   Interest .................................................................            952                  1,035
   Taxes ....................................................................            325                    370



     See accompanying notes to condensed consolidated financial statements

                                    5 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollar amounts in thousands)
                                   (unaudited)


1.    Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

On September 23, 1999, the Company created a new subsidiary, Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), which pursues opportunities in the electronic manufacturing services ("EMS") marketplace. Boundless Manufacturing utilizes the Company's state-of-the-art ISO 9002 certified manufacturing facility in Hauppauge and ISO 9002 compliant facility in Boca Raton and will acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for OEM customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications.

On January 12, 2000, the Company created a new subsidiary, Merinta, Inc. ("Merinta"), a provider of enabling software and technologies for Internet appliances ("IA"). Merinta develops solutions to offer end-users an easy, enjoyable and visually rich Internet browsing experience while providing companies with a revolutionary way to market and grow online business. Merinta intends to initially market and sell software and services to corporations including financial services institutions, service providers, and telecommunications companies allowing these companies to provide their best customers with a customized IA solution that should increase brand awareness, customer loyalty and retention as well as decrease costs for acquiring customers. Merinta intends to license the software on a variety of operating systems- including Linux and Microsoft Windows CE. Merinta offers complementary services to other consumer device manufacturers, accelerating the IA market for these organizations.

3.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                    6 of 18

                                                        September 30,     December 31,
                                                            2000              1999
                                                         ----------        -----------
Raw materials and purchased components .............     $    7,750        $    11,620
Finished goods .....................................          1,494              1,719
Demonstration equipment ............................              3                 51
Service parts ......................................            643                361
                                                         ----------        -----------
Total inventories ..................................     $    9,890             13,751
                                                         ==========        ===========

4.  Equity

At September 30, 2000 and December 31, 1999 stockholders' equity consisted of the following:

                                                        September 30,     December 31,
                                                            2000              1999
                                                         ----------        -----------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued ..........................     $        -        $         -
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 4,626,571 and 4,457 662 shares issued
  at September 30, 2000 and December 31, 1999,
  respectively. ....................................             46                 45
Additional paid-in capital .........................         34,073             32,508
Accumulated deficit ................................        (22,069)           (11,138)
                                                         ----------        -----------
  Total stockholders's equity ......................     $   12,050        $    21,415
                                                         ==========        ===========

5.    Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the third quarter ended September 30, 2000 and 1999, sales to three major OEMs as a percentage of total revenues were 30% and 23%, respectively.



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

Information for the current year by business segment is presented below (in thousands):


                                    7 of 18

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Boundless        Boundless
Three Months Ended                                       Elimi-           Technol-          Manufact-
September 30, 2000                           Total       nations          ogies             uring           Merinta
--------------------------------------- ---------------- ---------------- --------------- -------------- -------------
Customer Revenue..................             $ 16,047                          $13,160        $ 2,711      $    176
Intersegment .....................                              $ (8,876)                         8,876
                                        ---------------- ---------------- --------------- -------------- -------------
Total Revenue.....................             $ 16,047         $ (8,876)        $13,160        $11,587      $    176
                                        ================ ================ =============== ============== =============

Gross Margin......................             $  2,517                          $ 3,910        $    77      $ (1,470)
                                        ================                  =============== ============== =============
Gross Margin percent..............                15.7%                            29.7%           2.8%       -835.2%
                                        ================                  ============================================

Operating income (loss)...........             $ (3,949)                         $ 1,351        $  (877)     $ (4,423)
                                        ================                  =============== ============== =============


                                                                            Boundless         Boundless
Nine Months Ended                                        Elimi-             Technol-          Manufact-
September 30, 2000                           Total       nations            ogies             uring           Merinta
--------------------------------------- ---------------- ---------------- --------------- -------------- -------------
Customer Revenue..................             $ 56,190                          $42,993        $ 7,090      $  6,107
                                                                          --------------- -------------- -------------
Intersegment .....................                              $(33,493)                        33,493
                                        ---------------- ---------------- --------------- -------------- -------------
Total Revenue.....................             $ 56,190         $(33,493)        $42,993        $40,583      $  6,107
                                        ================ ================ =============== ============== =============

Gross Margin......................             $  9,243                          $12,744        $  (360)     $ (3,141)
                                        ================                  --------------- -------------- -------------
Gross Margin percent..............                16.4%                            29.6%          -5.1%        -51.4%
                                        ================                  ============================================

Operating income (loss)...........             $(10,208)                         $ 3,832        $(2,591)     $(11,449)
                                        ================                  =============== ============== =============


 Total assets by business segment              $ 45,255                          $22,079        $20,593      $  2,583
                                        ================                  =============== ============== =============


7.    Comprehensive Income

The Company has no material components of other comprehensive income and accordingly, net income (loss) approximates comprehensive income (loss) for the periods ended September 30, 2000 and 1999.

8.    Subsequent Events

On November 8, 2000, the Company announced it had received a $5,000 equity investment in its Merinta subsidiary from National Semiconductor Corporation ("National"). As part of a non-exclusive agreement, Merinta agreed to develop and optimize its solutions for hardware platforms based on National's Geode(TM) technologies, while National agreed to bundle Merinta's technology into upcoming development kits sold to design houses and OEMs. The two companies will co-market their solutions creating deployment programs tailored to meet their customers' specific needs.

                                    8 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Nine Month Periods Ended September 30, 2000

Revenue - Revenue for the quarter ended September 30, 2000 was $16,047 as compared to $19,970 for the quarter ended September 30,1999. Revenue for the nine months ended September 30 was $56,190 for 2000 versus $61,256 for 1999.

Sales of the Company's General Display Terminals declined 33% to $10,719 for the quarter ended September 30, 2000 from $16,043 for the quarter ended September 30, 1999. The decline for the latest quarter is principally attributable to a decline of $1,733 in sales to VT and Dorio distributors and a decline of $1,074 in sales to IBM. On a year-to-date basis, revenue for General Display Terminals declined 31% to $34,504 from $50,313 for the periods ended September 30,2000 and 1999 respectively. The Company believes the market for General Display Terminals will continue to decline as customers move toward applications requiring graphical user interfaces.

Sales of the Company's WBT hardware and software amounted to $2,441 versus $3,325 for the periods ended September 30, 2000 and 1999, respectively. Revenue for the nine months ended September 30, 2000 were $8,459 as compared to $9,253 for the nine months ended September 30, 1999. Discontinuation of the Viewpoint TC product line, production delays associated with the Company's recently announced Capio(R) II WBT, market driven pricing pressures and a general slowdown in European sales have all contributed to the year-to-year decline.

During the third quarter the Company's Merinta subsidiary recognized revenues of $176 from the shipment of its recently released IA solution. Revenue for the nine months ended September 30, 2000 were $6,107. Of the total revenue recognized, $5,452 represented hardware sales and $655 represented sales of Merinta's software solution.

Net revenue from the Company's repairs and spare parts business was $537 for the quarter ended September 30, 2000, down from $602 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, repairs and spare parts sales were $1,490 versus $1,640 for the comparable period in 1999. The decline in the current year compared to 1999 stems from the overall decline in sales of General Display terminals over the past years as well as an increase in the reliability of the Company's product offerings.

Boca Research, IBM and Digital were the most significant customers for the Company's products, accounting for 12%, 11% and 6% of revenue respectively, for the quarter ended September 30, 2000. The loss of any of these as a customer, and as a distribution channel for the Company's products, would have a material adverse effect on the Company's results of operations and liquidity.

Gross Margin - Gross margins for the three and nine months ended September 30, 2000 were $2,517 (16% of revenue) and $9,243 (16% of revenue) respectively, as compared to gross margins of $5,959 (30% of revenue) and $17,646 (29% of revenue) for the comparable periods in 1999. The decrease in gross margin as a percent of revenue is attributable to startup costs for the IA segment as well as the new Boundless Manufacturing operations in Boca Raton, Florida.

The gross margin loss associated with the sale of IA software and solutions during the nine months ending September 30, 2000 was $(3,141) or 51.4% of IA revenue. During the third quarter of 2000 the Company recorded an expense of $1,207 to reserve for potential excess IA inventory which was uniquely designed for one customer. Also contributing to the nine-month gross margin loss are component price increases from the supply chain which could not be passed to the customer as well as a decision by Merinta to subsidize the hardware in order to build an installed base of customers from which the IA concept and solution could be validated. Manufacturing costs and variances associated with the Company's new subsidiaries are expected to cause continued margin pressure for the remainder of this year.

In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions. From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product cost reductions in its

                                    9 of 18
research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available.

Total Operating Expenses - For the quarter ended September 30, 2000, operating expenses were $6,466 (40% of revenue), compared to expenses for the third quarter of 1999 of $3,592 (18% of revenue). For the nine months ended September 30, 2000, operating expenses were $19,451 (35% of revenue) compared to expenses in the comparable period in 1999 of $13,214 (22% of revenue). The year-to-year increases for the first nine months are attributable to $2,628 of expenses associated with the Company's Boundless Manufacturing subsidiary, as well as $6,468 of expenses associated with the Company's Merinta subsidiary. Operating expenses for the first nine months of 1999 also included income of $2,324 for a recovery on a partnership settlement.

Sales and Marketing Expenses - Sales and marketing expenses were $2,773 (17% of revenue) for the quarter ended September 30, 2000 versus $2,910 (15% of revenue) for the quarter ended September 30, 1999. Expenses for the first nine months were $8,598 in 2000 versus $7,303 in 1999. This year-to-year increase is attributable to expanded marketing programs and personnel needed to launch our new Internet appliances subsidiary. Total Sales and Marketing expenses for this segment amounted to $947 for the quarter ended September 30, 2000 and $2,993 for the first nine months of the year.

The Company promotes its products using media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs. The Company's installed base of over five million units of General Display Terminals is the primary target market for its WBTs. The Company's plan to reach this market is based on direct mail, telemarketing and advertising.

General and Administrative Expenses - General and administrative expenses increased to $2,318 (14% of revenue), from $1,475 (7% of revenue) for the three months ended September 30, 2000 and 1999, respectively. Expenses for the nine-month period were $6,614 in 2000 versus $4,859 in 1999. The increase is mainly due to the hiring of additional executive personnel for management of the Company's newly created subsidiary, Boundless Manufacturing and provisions for a newly instituted Company-wide employee bonus program.

Research and Development Expenses - Research and development expenses for the third quarter increased 25% to $1,863 in 2000 from $1,489 in 1999. Expenses for the nine-month period ended September 30, 2000 were $4,738, compared to $3,884 in the comparable period in 1999. The increase in the first nine months is related to $3,474 of development expenses associated with the Company's IA segment offset in part, by reductions in development work being done on the Company's terminals business.

Other (credits) - During the third quarter of 2000 the Company reduced Compaq warranty liabilities amounting to $326 due to expiration of the warranty period and $206 of unused 1999 accrued cooperative marketing programs. Other credits for the third quarter of 1999 also included income of $2,324 for a recovery on a partnership settlement.

Interest Expense, net - Interest expense, net for the quarter ended September 30, 2000 was $461 compared to $359 for the comparable period in 1999. This increase was mainly due to an increase in the amount of outstanding debt. Interest expense, net for the nine months was $979 in 2000 versus $1,110 in 1999. This decrease was mainly due to interest income earned from both an IRS refund and on two notes receivable.

Income Tax Expense - For the first nine months of 2000, the Company did not record an income tax credit against the recorded loss before income taxes of $(10,931). Given the short operating history of the Company's new subsidiaries, there can be no assurance that the deferred tax asset resulting from the losses would result in future tax benefits. As a result, the Company has provided for a 100% valuation allowance against the deferred tax asset attributable to these respective losses.

Net Income (Loss)- For the quarter ended September 30, 2000, the Company recorded a net loss of $(4,410) compared to $1,243 of net income for the comparable period in 1999. The net loss for the nine months ended September 30 was $(10,931) compared to $1,995 of net income in 1999.

Impact of Inflation - The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.
                                    10 of 18

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.

As of September 30, 2000, the Company had working capital of $10,587 as compared to $17,942 at December 31, 1999. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

The Company is highly leveraged. As of September 30, 2000, the Company had tangible net worth of $6,065 and total liabilities of $33,205. The Company's cash requirements at September 30, 2000 included repayment of a revolving loan of $9,000 plus interest, a term loan in the amount of $1,600 plus interest and a ten-year promissory note in the amount of $6,142 which requires monthly principal and interest payments through July 1, 2009.

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

Boundless has an agreement with a commercial lender for a loan secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $6,142 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless' obligations to the lender.

In connection with the acquisition of the manufacturing assets of Boca Research, Inc. on March 6, 2000, Boundless Manufacturing issued a $1,000 note bearing interest at 6% per annum and due March 6, 2002. The note is payable in equal quarterly amounts plus accrued interest. As of September 30, 2000 the remaining balance on the note payable was $750.

In connection with the equity investment secured for Merinta, the Company is in the process of amending the revolving credit line entered into May 25, 2000. The amendment will, amongst other things, exclude Merinta's accounts receivable and inventory from the borrowing base formula and prohibit the company from contributing cash toward Merinta's operating expenses.

In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

Due to the level of investment made in Merinta during the current year, the Company violated certain financial covenants as of the quarter ended September 30, 2000. The Company's lenders have waived the violations contingent on the successful completion of the amendment to the current revolving credit agreement and the delivery to the lenders, by December 15, 2000, of the Company's financial plan and outlook for the calendar year 2001 from which revised financial covenants will be determined. The Company anticipates it will meet the conditions of the waiver; however, there can be no assurance that such conditions will be met.

Net cash used in operating activities for the nine months ended September 30, 2000 was $3,094, attributable to a net loss of $10,931 and increases in other assets of $1,661. These uses of cash were partially offset by a reduction in accounts receivable of $931 and in inventories of $2,949, non-cash expenses of $3,378, an income tax refund of $833 and increases in payables of $1,407. Net cash used in investing activities was comprised of capital expenditures of $1,364, of which $733 relates to the acquisition of the manufacturing assets of Boca Research, Inc. and offset by proceeds from the sale of five acres of excess land of $1,538. Net cash provided by financing activities included funding from the Company's revolving loan, which had a net increase of $4,400 and proceeds from the exercise of common stock options in the amount of $1,383. This was partially offset by payments on other loans and lease obligations in the amount of $3,372.

Impact of Inflation - The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

Factors That Could Affect Future Results

Competition. The Company encounters aggressive competition in all areas of its business.
                                    11 of 18

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

Intellectual Property. The Company generally relies upon patent, copyright, trademark and trade secret laws in the United States and in certain other countries, and agreements with its employees, customers and partners, to establish and maintain its proprietary rights in its technology and products. However, any of the Company's intellectual proprietary rights could be challenged, invalidated or circumvented. The Company's intellectual property may not necessarily provide significant competitive advantages. Also, because of the rapid pace of technological change in the information technology industry, many of the Company's products rely on key technologies developed by third parties, and the Company may not be able to continue to obtain licenses from these third parties. Third parties may claim that the Company is infringing their intellectual property. Even if the Company does not believe that its products are infringing third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and
                                    12 of 18
resources away from its business. Claims of intellectual property infringement might also require the Company to enter into costly royalty or license agreements. If the Company cannot or does not license the infringed technology or substitute similar technology from another source, its business could suffer.

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

All of these efforts require varying levels of management resources, which may divert the
                                    13 of 18

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At September 30, 2000 the Company had in place interest rate swap agreements in the amount of $7,361 at an effective average interest rate of 9.3%. Of this dollar amount, $2,333 represents an effective hedge of the Company's exposure to interest rate changes against the outstanding balance of the term loan; and such swap amount shall amortize in concert with the term loan payment schedule. The remaining balance of the swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the company's Revolving Loan.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by

                                    14 of 18
limiting default risk, market risk and reinvestment risk. As of September 30, 2000 the Company's investments consisted of the investment of excess cash balances in overnight time deposits offered by Chase Manhattan Bank in London.

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

(B)   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 9, 2000





Boundless Corporation



By: /s/Joseph Gardner
--------------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)



                                    17 of 18