Form 10-K
period 2000-12-31
BOUNDLESS CORP
filed 2001-04-17
CIK 837472

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 2000

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

       Registrant's telephone number, including area code: (631) 342-7400

        Securities registered pursuant to Section 12(b) of the Act
                                      None

           Securities registered pursuant to Section 12(g) of the Act
                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filingrequirements for the past 90 days.
                                   Yes X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
       Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on March 12, 2001, is $7,573,071.

       As of March 12, 2001, the registrant had 4,740,160 shares of Common
                 Stock, $.01 par value per share, outstanding.

                 -----------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

General

     Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries- Boundless Technologies, Inc. ("Boundless Technologies"), Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), and Merinta Inc. ("Merinta")- is a provider of text and thin client terminals, manufacturing services, and software for the Internet appliances ("IA") market.

     Boundless Technologies, a wholly-owned subsidiary, is engaged in supplying computer terminals for commercial use. The Company's general strategy is to provide fast, easy-to-use, and cost-effective products that enable access to applications and data in commercial environments, including Windows-based applications, as well as older "legacy" applications, running on mainframes, mid-range, and Unix systems.

     Boundless Technologies principally designs, sells and supports (i) desktop computer display terminals, which generally do not have graphics capabilities, ("General Display Terminals"); (ii) thin client desktop display devices which enable access to Windows(R)computing environments ("Windows(R)-based Terminals" or "WBTs") and supporting software; and (iii) other products that are used in multi-user computing environments.

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

     Boundless Technologies offers standard and custom models of its General Display Terminals primarily to retail, financial, telecommunications and wholesale distribution businesses requiring them for data entry and point of sale activities. Standard and custom model thin clients and Windows(R)-based Terminals are being marketed by Boundless primarily to manufacturing, healthcare and social assistance, financial and insurance, wholesale trade, educational services and public administration businesses with light processing requirements and the need to provide concurrent information to customers on a variety of topics, such as billing and current and historical product and service information.

     Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of December 31, 2000, the Company owned approximately 55% of the outstanding shares of common stock of this subsidiary. Boundless Manufacturing is utilizing the Company's state-of-the-art ISO 9002 certified manufacturing facility in Hauppauge and will acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and The Netherlands.

     On March 6, 2000, Boundless Manufacturing acquired the manufacturing assets of Boca Research Inc. ("Boca") and assumed the lease of a 77,000 sq.ft. facility in Boca Raton, Florida. The transaction extends Boundless Manufacturing's existing capabilities by adding printed circuit board assemblies ("PCBAs") to its expertise. The transaction included the immediate employment by Boundless Manufacturing of approximately 70 Boca manufacturing employees.

     Merinta creates the software and infrastructure for a more enjoyable Internet experience. Through tightly integrated Remote Device Management and Services, professional services and Information Appliance ("IA") Client Software solutions, Merinta offers OEM and Vertical Channel customers a completely customizable user-experience, which enables their customers to differentiate themselves in the market and deliver tailored applications and services to the customer. Merinta's client solution, built upon the Linux operating system, in combination with server based Remote Device Management and Services products, support a wide range of IAs, including Web Terminals and Tablets, Set-Top Boxes, Residential Gateways and Wireless Handheld Devices. As of December 31, 2000, the Company owned approximately 84% of the outstanding common stock of Merinta, and had the right to vote approximately 70% of the outstanding voting securities of Merinta.

     On November 8, 2000, the Company announced Merinta received a $5,000,000 equity investment from National Semiconductor Corporation ("National") in consideration for the issuance of 1,733,102 shares of convertible preferred stock of Merinta. As part of a non-exclusive agreement, Merinta agreed to develop and optimize its solutions for hardware platforms based on National's Geode(TM) technologies, while National agreed to bundle Merinta's technology into upcoming development kits sold to design houses and OEMs. The two companies will co-market their solutions creating deployment programs tailored to meet their customers' specific needs.

     Reference is made to Notes 1, 3, and 7 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994.

Risk Factors

     The following factors relating to the Company, its business and management should carefully be considered in evaluating the Company and its prospects.

     Debt Structure and Liquidity. As of December 31, 2000, the Company had tangible net worth of $264,000 and total liabilities of $36,078,000. On May 25, 2000, the Company signed an agreement with The Chase Manhattan Bank ("Chase") amending and restating the existing credit line to add as co-borrowers Boundless Manufacturing and Merinta. Terms of the credit line (the "Chase Credit Line") were substantially similar to those previously in effect. The Chase Credit Line also provides for a $4,000,000 term loan, payable over a three-year period in equal quarterly installments beginning June 1999. The credit line expires April 14, 2003. On November 16, 2000, in connection with the equity investment secured for Merinta, the Company amended the revolving credit line entered into May 25, 2000. The amendment, amongst other things, excluded Merinta's accounts receivable and inventory from the borrowing base formula and prohibited the company from contributing cash toward Merinta's operating expenses. On April 17, 2001, the Chase Credit Line was further amended, including a reduction in the overall amount of the line from $15,000,000 to $12,000,000 as well as an immediate reduction in the amount of the line which could be collateralized by inventory from $5,000,000 to $3,800,000, to be reduced further by $100,000 per month beginning August 1, 2001.

     The Company's cash requirements at December 31, 2000 included repayment of $6,773,000, plus interest, outstanding under the revolving credit portion of the Chase Credit Line; payment of $1,267,000, plus interest, under the term loan; and payment of a $6,118,000 mortgage note, plus interest, on the Company's Hauppauge, NY, facility.

     In connection with the creation of Merinta, the Company assigned certain contracts, to which it was a party, to Merinta. In some instances the Company, to accomplish the assignment, guaranteed Merinta's performance of the contract. Particularly, the Company is a guarantor of a software license contract requiring monthly payments by Merinta of approximately $148,000 throughout 2001.

     The Company had intended to secure equity financing during the second quarter of 2000 to fund Merinta, Inc. As a result of a general softening of the equity markets, and a spate of failures amongst "dot.com" and Internet-centric public entities, the Company was not able to secure equity financing until November 2000. The Company believes that Merinta will require additional funding, beyond that secured in November, to continue operations beyond May 2001. The Company is actively seeking additional equity financing for Merinta, but there can be no assurance the Company will be successful in its efforts.

     The delay in securing the original funding caused the Company to continue to finance Merinta through its revolving line of credit and working capital, increasing the overall balance of its debt. As of December 31, 2000, the Company's working capital was $5,881,000 as compared to $17,942,000 as of December 31, 1999; and the Company was subject to limited supply interruptions due to its slowness in paying vendors. The Company believes that cash flows from operations will be sufficient to pay its current obligations when they come due; however, in the event of a prolonged interruption in the supply chain the Company's cash flow and working capital position would be adversely affected.

     In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the Chase Credit Line, the Company's cash flow would be further adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations. The Company's ability to obtain equity financing to reduce its debt and increase its stockholders' equity is adversely affected by such leverage and other risks described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Strategy. Approximately 63% of the Company's sales for the year ended December 31, 2000 were of General Display Terminals. The Company's strategy has been to increase its share of the General Display Terminals market. However, other manufacturers have been abandoning the General Display Terminals business, principally because of the erosion of gross margins and the market trend to newer technologies. The Company has been increasing its market share in order to increase its installed base of customers to which it can offer General Display Terminals or, for those desiring them, alternative products with enhanced features, such as thin clients and Windows(R)-based Terminals. The success of the Company's strategy depends on its ability to compete in the intensely competitive marketplace for its products. Initially, the success of this strategy is dependent on the success of the Company's Windows(R)-based Terminals. There can be no assurance that the Company's strategy is valid. See "-Products and Services - Windows(R)-based Terminals."

     Industry-wide sales of General Display Terminals have been declining over the past years. Recognizing the impact of this decline on the Company's profitability and liquidity, the Company began a diversification program in 1999 that resulted in the creation of Boundless Manufacturing and Merinta. Boundless Manufacturing is building upon the Company's 30-year OEM design, manufacturing and customer history to bring these services to the EMS. Similarly, Merinta is leveraging the Company's strength in the design of remote management software. Both subsidiaries are attempting to capitalize on the growth prospects of their respective industries; however, both markets are intensely competitive and there can be no assurance the Company will be successful in its diversification efforts.

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

     Dependence Upon Major Customers. IBM, Boca Research and Pioneer Standard were the Company's most significant customers in 2000, accounting for approximately 9%, 9% and 7%, respectively, of the Company's total revenue. On March 6, 2000, Boundless Manufacturing acquired the manufacturing assets of Boca Research Inc. ("Boca"). In connection with the transaction Boundless Manufacturing executed a supply agreement under which Boundless Manufacturing would supply product for sale in Boca's modem business, and Boca committed to minimum quarterly payments. For the year ended December 31, 2000, Boundless Manufacturing recognized $998 in minimum commitments. The commitment guarantee under the supply agreement expires in March 2001. While the Company believes its product solutions best meet the needs of IBM, Boca Research and Pioneer Standard, a decline in the level of sales to these customers, without growth in other areas of its business, could adversely affect the Company's results of operations.

     Dependence Upon Key Personnel. The Company's success will depend upon its key management, sales and technical personnel. The Company has an employment contract with Mr. J. Gerald Combs, its Chairman and Chief Executive Officer, and Mr. Jeffrey K. Moore, its Vice President, Corporate Development. Merinta has an employment contract with Mr. Kenneth East, its Chief Technology Officer. Boundless Manufacturing has employment contracts with Mr. Joseph Joy, its President, and Mr. Anthony Giovaniello, its Executive Vice President, Business Development. The Company does not have employment contracts with any of its other employees. In addition, the Company believes that, to succeed in the future, it will be required to continue to attract, retain and motivate additional skilled executive and technical sales and engineering employees who are in short supply because of great demand throughout the industry for their services. The loss of any of its existing key personnel or the inability to attract and retain key employees in the future could have a material adverse effect on the Company. See "Directors and Executive Officers of the Registrant."

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

     Dependence Upon Suppliers; Shortages of Subassemblies and Components. The Company purchases subassemblies and components for its products almost entirely from more than 40 domestic and Far East suppliers. Purchases from Wong Electronics Corp. and Tongkah Electronics SDN.BHD, which manufacture plug-in logic boards in China and Malaysia, respectively, for the Company's General Display Terminals and Windows(R)-based Terminals, accounted for approximately 8% and 12%, respectively, of the dollar amount of the Company's total purchases in 2000 of subassemblies and components. Additionally, Acer Inc. accounted for 15% of the Company's total component purchases while supplying the Company with inventory in satisfaction of Merinta's hardware requirements.

     During February 2001 the Company was advised that a majority ownership interest in its primary supplier of plug-in logic boards, Tongkah, was being sold and that new management desired to change the manufacturing profile of the company; requiring that Tongkah eliminate the services provided to the Company. As a result, the Company was required to move the production of its plug-in logic boards to a new supplier, Goldtron (HK) Limited, located in mainland China. The Company was subject to supply disruption due to the production transition; however, as of April 17, 2001, Goldtron had successfully transitioned production to its manufacturing facility and had achieved mass-production capability.

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

Products and Services

     General Display Terminals. The Company's General Display Terminals are ANSI/ASCII desktop text terminals, which generally do not have graphics capabilities. The Company offers standard and custom models, primarily for data entry and point of sale activities. General Display Terminals are sold by the Company under the Company's ADDS(R), Dorio(R) and VT(R) trademarks, as well as under OEM customers' trademarks. The ADDS, Dorio and VT brands are complementary products, providing slightly different features to various user segments.

     Thin client terminals. The Company's thin clients have no applications storage, utilize network servers for processing and are significantly smaller than general purpose PCs. They use Intel and Intel-compatible processors, and can support a wide variety of operating systems, including Microsoft Windows CE and Linux. The Company believes that the lower total operating costs and ease of administrating thin clients, generally, will allow thin clients to compete with PCs used in business networks although there is no assurance the Company's belief is correct.

     Target users for the Company's thin client terminals include manufacturing, healthcare and social assistance, financial and insurance, wholesale trade, educational services and public administration customers with light processing requirements and the need to provide concurrent information to end users on a variety of topics, such as billing and current and historical product and service information.

     Windows(R)-based Terminals. The Company's Windows(R)-based Terminals ("WBTs") are thin client terminals based solely on the Microsoft Windows CE operating system, and as such, are authorized by Microsoft to carry the Windows-based Terminal designation. They are generally based upon the same hardware platforms as the Company's other thin client terminals.

     Professional Services. Up to September 30, 1999, Boundless Technologies was a limited partner with GA eXpress ("GA"), the managing partner in the GAI Partnership. The GAI Partnership combined into a single business the development, distribution, maintenance and support of Pick-based computer systems and software running Boundless' version and GA's version of the Pick system on various hardware platforms. Prior to the formation of the GAI Partnership, a material portion of the Company's revenues was derived from its activities as a provider of consulting, installation, software and hardware maintenance, software upgrade and tuning, disaster backup and other professional services. These services were provided almost exclusively to Mentor Systems users and value added resellers ("VARs") of systems purchased from the Company as well as to users of the Company's other products desiring more service and support than the basic warranty provides. The Company is continuing to provide these services with respect to its desktop terminals and Windows(R)-based Terminals. Depot service during normal business hours is also provided within the United States by the Company for its desktop terminals.

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

     Boundless Manufacturing is focused on delivering a level of service and commitment, to both middle-market OEMs, and start-up companies, that is currently only available to top tier customers from the larger EMS companies. Boundless Manufacturing will develop relationships with those OEMs and ODMs whose supply chains can be completed or complemented by the company's unique capabilities, and diversify revenue risk by winning customers in several vertical markets including data storage, public and premise telco, office technology products, industrial controls and custom or embedded "PC" applications.

     Internet Appliance Software and Services. Merinta creates the software and infrastructure that enhances Internet browsing. Through tightly integrated Remote Device Management and Services, professional services and Information Appliance ("IA") Client Software solutions, Merinta offers OEM and Vertical Channel customers a completely customizable user-experience, which enables their customers to differentiate themselves in the market and deliver tailored applications and services to the customer. Merinta's client solution, built upon the Linux operating system, in combination with their server based Remote Device Management and Services products, support a wide range of IAs, including Web Terminals and Tablets, Set-Top Boxes, Residential Gateways and Wireless Handheld Devices.

     Percentage of Total Revenues. The table below sets forth, for each of the last three years ended December 31 the percentage of total revenue contributed by those classes of similar products or services which accounted for a material portion of consolidated revenue in any of such years. Material inter-company revenue has been eliminated.

               General         Windows(R)-       Electronic
               Display           Based          Manufacturing        Internet
Period        Terminals        Terminals          Services          Appliances
------        ---------        ---------          --------          ----------
2000            62.9%            15.1%              9.3%               9.6%
1999            80.0%            16.8%
1998            84.9%             9.3%

     Foreign Sales. Net foreign sales were approximately $18,280,000, $28,069,000 and $29,544,000 for 2000, 1999 and 1998, respectively. The tables below set forth for each of the last three years ended December 31 the approximate percentage of total revenue attributable to foreign sales and the percentage attributable to the European region.

                                   % of Total Revenue
                                   ------------------
Period                        Total                     Europe
------                        -----                     ------
2000                          25.7%                     19.5%

1999                          34.9%                     29.6%

1998                          32.8%                     28.3%


Manufacturing

     Assembly Operations. The Company's manufacturing operations are located in Boca Raton, Florida, and Hauppauge, New York, and include procurement of components and the assembly and testing of its products. In connection with the acquisition of the manufacturing assets of Boca Research, Inc., the Company acquired $1,800,000 of surface mount technology ("SMT") equipment. However, investment in production equipment has not been material to the Company's manufacturing operations. Semi-skilled and skilled workers assemble products using a cell-based manufacturing process in the Hauppauge, NY, facility and a continuous flow line process in the Boca Raton, FL, facility that allows the Company to assemble various products at mass production costs. The Company generally cross-trains its workers so that they are able to work at all work stations. Once assembled, all systems undergo a test cycle, using sophisticated diagnostic procedures and test equipment. The Company has earned and maintained ISO 9002 certification for both of its manufacturing facilities.

     The Hauppauge facility has a flexible manufacturing control system that is run by software developed by the Company. This system provides a flexible, customer-focused manufacturing approach that enables the Company to quickly customize products for orders of one to one thousand. Just-in-time systems allow the Company to achieve efficient asset utilization and fast response time to customers. The Company is generally able to fill orders within three to five days after receipt of an order. Accordingly, backlog has not traditionally been material to the Company.

     The Boca Raton facility has multiple assembly lines with sophisticated PCBA assembly and test equipment that operate utilizing a continuous flow process. The facility operates in a contract, build-to-order mode with a cycle time, including inventory leadtimes, of approximately twelve weeks from customer purchase order receipt to product shipment.

     The Company is using approximately 100,000 of its 155,000 square feet of space in the Hauppauge, NY, facility for manufacturing and has the capacity to manufacture approximately 1,000,000 units per year. The Company utilizes approximately 60,000 square feet of its 77,000 square feet of space in the Boca Raton, FL, facility for manufacturing; and has the capacity to assemble approximately 800,000 mixed size and technology PCBAs.

     Suppliers. The Company purchases subassemblies and components for its products almost entirely from more than 40 domestic and Far East suppliers. Purchases from Wong Electronics Corp. and Tongkah Electronics SDN.BHD, which manufacture plug-in logic boards in China and Malaysia, respectively, for the Company's General Display Terminals and Windows(R)-based Terminals, accounted for approximately 8% and 12%, respectively, of the dollar amount of the Company's total purchases in 2000 of subassemblies and components. Additionally, Acer Inc. accounted for 15% of the Company's total component purchases while supplying the Company with inventory in satisfaction of Merinta's hardware requirements.

     During February 2001 the Company was advised that a majority ownership interest in its primary supplier of plug-in logic boards, Tongkah, was being sold and that new management desired to change the manufacturing profile of the company; requiring that Tongkah eliminate the services provided to the Company. As a result, the Company was required to move the production of its plug-in logic boards to a new supplier, Goldtron (HK) Limited, located in mainland China. The Company was subject to supply disruption due to the production transition; however, as of April 17, 2001, Goldtron had successfully transitioned production to its manufacturing facility and had achieved mass-production capability.

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

     Warranties and Returns. The Company provides a one- to ten-year warranty covering defective materials and workmanship. The Company's products are serviced at depots that are geographically dispersed throughout the world. Users can purchase extended warranties of up to ten years or can pay for repairs on a time and materials basis. For the years 1998, 1999 and 2000, the Company's cost of warranty repairs was approximately 2.0%, 2.0%, and 1.4%, respectively, of the Company's total revenues. Software is not warranted by the Company, but users are permitted to return software for a refund within 30 days after purchase. Accordingly, customers are afforded the opportunity to use software on a trial basis through the Company's evaluation program. Revenue on software sales is recorded upon customer acceptance.

     A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized.

     Research and Development. During 2000, 1999 and 1998, the Company expended approximately $6,567,000, $5,908,000 and $3,666,000, respectively, on research and development activities. Boundless' research and development activities have historically related primarily to General Display Terminals and Network Graphics Displays. Because General Display Terminals are mature products, development activities over the past year have only included enhancements to the existing product family, freeing resources for development of the Company's Windows(R)-based Terminals and Internet Appliances. The Company has devoted more efforts to developing and acquiring new products and technologies that can shorten the time-to-market of the Company's products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Sales and Marketing

     Boundless Technologies markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. OEMs that do not want to maintain engineering or manufacturing resources can obtain products with their brand name from Boundless Technologies. Customers can buy Boundless Technologies' products from an international network of value-added resellers (VARs) and regional distributors. In order to reduce its dependence on existing OEM customers, Boundless Technologies has been increasing its distribution channel marketing and sales efforts and seeking additional OEM customers. Through its sales force, Boundless Technologies sells directly to large VARs and regional distributors and also sells to major national and international distributors. Boundless Technologies' sales force operates out of six geographically dispersed locations in the United States and a European office in the Netherlands.

     In selling its General Display Terminals, Boundless Technologies emphasizes customization, reliability and compatibility with a broad range of UNIX, Pick and other operating systems. In selling Boundless Technologies' thin clients and Windows(R)-based Terminals, the company emphasizes total cost of ownership, ease of administration, security and the ability to access numerous applications. The company's Windows(R)-based Terminals can access the more than 100,000 applications that run under Microsoft Windows, including Windows NT, Windows 95, Windows 98, and Windows 2000. The company's Windows(R)-based Terminals also provide access to UNIX and legacy applications. The company believes its expertise in integrating Windows(R)-based Terminals within the total system architecture is an important selling benefit.

     Boundless Technologies uses direct mail, telemarketing and cooperative marketing to promote its products. The company's installed user base of more than 5,000,000 General Display Terminals is the primary target market for its Windows(R)-based Terminals. The company believes the most effective way to reach this market is via cooperative marketing with its channel partners and an aggressive use of public relations.

     Boundless Technologies' business is not seasonal. The third quarter of the calendar year contributes slightly less revenue, as a percent of the total year's revenue, due to extended vacation periods in Europe, where sales of the company's VT/Dorio products are strong. Other fluctuations in quarterly sales result from large orders that are unrelated to the time of year.

     Boundless Manufacturing utilizes a direct sales force in selling EMS services. Boundless Manufacturing services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for OEM customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications.

     The Company has effectively implemented an outsourcing strategy and cut manufacturing costs for many prominent OEMs. Boundless Manufacturing is also focused on delivering a level of service and commitment to middle-market OEMs and start-up companies that is currently only available to top tier customers from the larger EMS companies. Boundless Manufacturing's strategy includes aggressively expanding our geographic footprint, service offering, technology base, and information technology infrastructure.

     For 30 years, the Company has manufactured high quality products and offered a full suite of supporting services. In the last decade, the Company has excelled in build-to-order mass-customized manufacturing, a capability that has evolved into a key core competency that offers a significant competitive advantage in its key markets. Boundless Manufacturing intends to leverage the expertise and capabilities resident within the Boundless family and seek synergistic opportunities to further develop their business and maximize shareholder value.

Competition

     The General Display Terminal market has undergone consolidation throughout the years, and the single largest competitor is Wyse Technology, Inc. ("Wyse"). General Display Terminal customer purchase criteria are based on quality, customization, compatibility with other terminals, and price. The Company holds the leadership position in this market.

     Currently, Boundless Technologies' principal competitors that manufacture and market thin clients and Windows(R)-based Terminals are Wyse, IBM, and Network Computing Devices, Inc. The Company's Windows(R)-based Terminals also compete with low-cost PCs and traditional higher-cost PCs. Customer purchase criteria for Windows(R)-based Terminals are primarily based upon reduced total cost of ownership, ease of administration, reliability, security and the breadth of applications access.

     The EMS market in 1999 was estimated to be in excess of $100 billion and served by over 3,000 competitors in the U.S. alone. Industry leaders ("Tier 1" EMS providers) have recorded a five-year average annual growth rate above 40%, while the industry as a whole is projected to see at least a 20% rate for at least the next five years. Success rests on capitalizing on the opportunity to build partnerships with technology product developers and marketers to provide a full range of design, engineering, manufacturing and customer care services in a fully integrated solution business.

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

     The trademarks ADDS, Viewpoint, VT, and Dorio, are registered in the United States Patent and Trademark Office and in a number of foreign countries. The trademarks ibrow and Persistent Portal are registered in the United States Patent and Trademark Office; with the trademark for ibrow pending in limited foreign countries.

Environmental Regulation

     Amounts incurred by Boundless in complying with federal, state and local legislation pertaining to protection of the environment during the past three years did not have a material effect upon capital expenditures or the financial condition of the Company.

Employees

     At December 31, 2000, the Company had approximately 371 full-time employees engaged as follows: 47 in product design and engineering, 234 in manufacturing and repair services, 40 in sales, systems services and marketing and 50 in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

     The Company owns a 155,000 square foot facility at 100 Marcus Boulevard, Hauppauge, New York, the principal manufacturing, sales and distribution facility of Boundless. Boundless Manufacturing leases approximately 70,000 square feet of manufacturing and office space in Boca Raton, Florida. The lease expires September 14, 2005, and calls for an annual base rent of $6.75 per square foot in the first year of the agreement, escalating to $7.60 per square foot in the fifth year. The Company leases approximately 15,630 square feet of office space in Austin, Texas, utilized by Merinta. The lease for this facility expires December 31, 2005. The current annual rent for the Austin facility is approximately $359,490. The Company also leases approximately 1,800 square feet of office space in New York, NY. The annual lease payment for the facility is approximately $160,000, and the lease expires November 2004. The Company leases four other small facilities throughout the United States for depot repair and support services. The annual lease commitments for these facilities are not material.

ITEM 3. LEGAL PROCEEDINGS

     An action was commenced by Kareem Mangaroo, employed by Boundless Technologies between February 1994 and April 1999 as a material handler ("Plaintiff"), on February 5, 2001, against Boundless Technologies, Boundless Corporation, and four employees of the Company (Joseph Gardner, its CFO, Michelle Flaherty, formerly manager of Human Resources, Thomas Iavarone, director of Logistics, and Anthony San Martin, manager of Shipping), seeking damages for the unlawful termination of Plaintiff's employment in violation of Plaintiff's rights under Title VII of the Civil Rights Act of 1964, as amended; the Equal Protection Clause and Due Process Clause, pursuant to the Civil Rights Act of 1886, as amended, 42 U.S.C. ss. 1981; and for damages as a result of the conspiratory actions of defendants to deprive Plaintiff of his equal protection and due process rights pursuant to 42 U.S.C. ss. 1985 and for violation of Plaintiff's rights under the Employee Retirement Income Security Act 29 U.S. C. ss.1001. Plaintiff further alleges claims under State law for breach of contract. The verified complaint was filed in the United States District Court, Eastern District of New York. Plaintiff seeks (i) compensatory damages of $1 million from each of Boundless Technologies and four employees of the company (jointly and severally), (ii) punitive damages of $2 million from each of Boundless Technologies, the Company, and four employees of the Company (jointly and severally), (iii) $1 million against Boundless Technologies for breach of contract, and (iv) the value of forfeited options, attorney's fees, costs of the action and other relief as the court deems necessary.

     The Company intends to vigorously defend this suit since it believes that it has meritorious defenses to the action. As of April 17, 2001, the Company was in process of answering this complaint.

     An action was commenced by Donald W. Lytle ("Plaintiff") on February 8, 2001, against Boundless Technologies, Inc., GN Netcom, Inc., Portal Connect, Inc., and Wholesale Audio Video, Inc. in the Iowa District Court, Johnson County; Law No. LACU061503 alleging negligence and products defects resulting in injuries to Plaintiff's hearing as a result of the use of the products. Plaintiff is suing for unspecified damages. Document requests have been served on Plaintiff; however, to date, no documents have yet been produced and no other discovery has taken place.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2000 to a vote of stockholders of the Company through the solicitation of proxies or otherwise.


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

     The Company's Common Stock is quoted on The American Stock Exchange ("AMEX") under the symbol BND. As of March 12, 2001, there were approximately 642 holders of record of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by AMEX, for the periods indicated. Price per share information has been restated for the one-for-ten reverse split.


Year Ended December 31, 2000:                        High         Low
                                                     ----         ---

     First quarter............................     $ 20.75      $ 8.38
     Second quarter...........................     $ 16.19      $ 4.50
     Third quarter............................     $  9.50      $ 4.38
     Fourth quarter...........................     $  7.75      $ 1.00

Year Ended December 31, 1999:

     First quarter............................     $  6.06      $ 4.25
     Second quarter...........................     $  6.25      $ 4.00
     Third quarter............................     $  5.88      $ 3.88
     Fourth quarter...........................     $  9.81      $ 3.44

The last sale price of the Company's Common Stock on March 12, 2001 was $ 1.75.

     On May 25, 2000, the Company granted warrants to purchase 50,000 shares of the company's Common Stock to its bank syndicate in connection with amendments to its revolving credit agreement. The warrant is exercisable at $6.88 per share of Common Stock, vested 100% at the date of grant, and expires May 24, 2005.

     On November 30, 1999 the Company issued warrants to purchase 67,340 shares of the Company's Common Stock to an independent consultant for services rendered in connection with the Company's implementation of a financial management and incentive compensation system. The warrant is exercisable at $9.69 per share of Common Stock and vests one year following the date of grant. The warrant expires November 30, 2003. On June 26, 2000, the Company issued additional warrants to purchase 20,000 shares of the Company's Common Stock to this consultant for work performed during 2000 on the implementation of the program noted above. The warrant is exercisable at $7.97 per share of Common Stock and vests one year following the date of grant. The warrant expires June 25, 2004.

     The Company believes that the issuances of the warrants described above were exempt from registration under Section 4 (2) of the Securities Act of 1933 as amended.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The statement of operations and balance sheet data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 set forth below have been derived from the financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere herein.

Consolidated Statement of Operations Data
For the years ended December 31:
  (in thousands, except per share data)

                                                   2000          1999           1998          1997           1996
                                                   ----          ----           ----          ----           ----
Total revenues                                  $ 71,369       $ 80,510       $ 90,202       $ 98,271      $138,255
Gross margin                                      11,364         23,812         25,999         24,766        28,557
Operating expenses:
  Sales and marketing                             11,951         10,292          8,308          7,417        10,433
  General and administrative                       8,691          6,979          5,845          6,213         8,120
  Research and development                         6,567          5,908          3,666          2,912         4,855
  Other charges (credits)                            290         (3,711)           (16)          (255)        1,980
                                                --------       --------       --------       --------      --------

     Total operating expenses                     27,499         19,468         17,803         16,287        25,388
                                                --------       --------       --------       --------      --------
Operating income (loss)                          (16,135)         4,344          8,196          8,479         3,169
Interest expense                                  (1,413)        (1,438)        (2,539)        (3,730)       (3,794)
                                                --------       --------       --------       --------      --------

Income (loss) before income tax                  (17,548)         2,906          5,657          4,749          (625)
Income tax (credit) expense                         (289)          (333)           749           (134)          962
                                                --------       --------       --------       --------      --------

Income (loss) from continuing operations         (17,259)         3,239          4,908          4,883        (1,587)

Loss from discontinued operations                   --             --             --             --          (9,652)

Net income (loss)                               $(17,259)      $  3,239       $  4,908       $  4,883      $(11,239)
                                                ========       ========       ========       ========      ========
Income (loss) per common share from
  continuing operations:

Basic                                           $  (3.81)      $    .72       $    .90       $    .89      $   (.44)
                                                ========       ========       ========       ========      ========
Diluted                                         $  (3.81)      $    .71       $    .90       $    .86      $   (.44)
                                                ========       ========       ========       ========      ========

Net income (loss) per common share:

Basic                                           $  (3.81)      $    .72       $    .90       $    .89        $(2.50)
                                                ========       ========       ========       ========      ========
Diluted                                         $  (3.81)      $    .71       $    .90        $  .86         $(2.50)
                                                ========       ========       ========       ========      ========

Consolidated Balance Sheet Data
At December 31:

(in thousands)
Working capital                                 $  5,881       $ 17,942       $  9,401       $  8,780      $  3,172
Total assets                                      46,829         50,460         49,348         54,548        69,525
Revolving credit loan (short-term)                  --             --             --            7,650        13,950
Long-term obligations                             13,442         14,206          7,129         10,288        14,300
Minority interest                                  5,000           --             --             --             --
Mandatorily redeemable preferred stock              --             --            3,555          3,555         3,555

Stockholders' equity                            $  5,751       $ 21,415       $ 16,657       $ 15,407      $  8,802

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Reference is made to Notes 1,3and 7 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994. The numbers and percentages contained in this Item 7 are approximate. Dollar amounts are stated in thousands.

Results of Operations

Years Ended December 31, 2000 and 1999

     Revenues: Revenues for the year ended December 31, 2000 were $71,369, as compared to $80,510 for the year ended December 31, 1999.

     Sales of the Company's General Display Terminals declined by 30.4% to $44,873 for the year ended December 31, 2000 from $64,486 for the year ended December 31, 1999. The decline is primarily attributable to a reduction in sales of the Company's VT/Dorio product line and sales to Digital and IBM, which, in combination, accounted for a decline of approximately $15,005, or 35%, from sales in 1999. The Company believes the market for General Display Terminals will continue to decline in the future as customers move toward applications requiring graphical user interfaces.

     Sales of the Company's Windows(R)-based Terminals decreased 20.2% to $10,792 versus $13,533 for the years 2000 and 1999, respectively. The decline is primarily attributable to delays in new / enhanced product introduction, as well as the Company's inability to secure a large volume OEM customer. The thin client computing concept has been implemented and in use for several years. During this time the market has had the opportunity to validate thin client ease of use and lower cost of ownership versus alternatives for accessing information, substantially enhancing market acceptance of thin client computing. In addition, changes in licensing schemes from software vendors and the creation of the ASP (application service providers) Industry Consortium (ASPIC), an industry group supporting the computing concept of delivering software applications to multiple entities from centralized data servers, were positive driving forces in enhancing the prospects of the thin client market. The market continues to grow year-on-year.

     Boundless Manufacturing recognized revenue of $8,879 for the year ended December 31, 2000, its first year of operation. On March 6, 2000, Boundless Manufacturing acquired the manufacturing assets of Boca Research Inc. ("Boca") and assumed the lease of a 77,000 sq.ft. facility in Boca Raton, Florida. The transaction extended Boundless Manufacturing's existing capabilities by adding printed circuit board assemblies ("PCBAs") to its expertise. The transaction included the immediate employment by Boundless Manufacturing of approximately 70 Boca Research manufacturing employees. In connection with the transaction Boundless Manufacturing executed a supply agreement under which Boundless Manufacturing would supply product for sale in Boca's modem business, and Boca committed to minimum quarterly payments. For the year ended December 31, 2000, Boundless Manufacturing recognized $998 in minimum commitments. The commitment guarantee under the supply agreement expires in March 2001.

     Merinta recorded net sales of $6,825 for the year ended December 31, 2000, its first year of operation. Of this amount, $5,452 represented hardware sales and $1,372 represented sales of Merinta's software solution. The hardware sales recorded during the year resulted from the roll-out of Merinta's ibrow(TM) solution to Internet Appliance Network, Inc. ("IAN"), primarily during the second quarter of the year. During the fourth quarter of 2000, IAN announced it was abandoning its strategy and substantially reduced its workforce, effectively ending the business relationship between Merinta and IAN.

     Net sales from the Company's repairs and spare parts business were approximately $1,902 for the year ended December 31, 2000 compared to $2,440 for the year ended December 31, 1999. Reliability improvements and enhanced product quality have reduced the Company's spare parts revenues as compared to prior years. In addition the general downtrend in unit sales have adversely affected this component of the Company's business. Due to these factors and new designs and engineering changes resulting in fewer components and increased reliability, the Company anticipates reduced repairs and spare parts revenue in the future.

     IBM, Boca Research and Pioneer Standard were the Company's most significant customers in 2000, accounting for approximately 9%, 9% and 7%, respectively, of the Company's total revenue. On March 6, 2000, Boundless Manufacturing acquired the manufacturing assets of Boca Research Inc. ("Boca"). In connection with the transaction Boundless Manufacturing executed a supply agreement under which Boundless Manufacturing would supply product for sale in Boca's modem business, and Boca committed to minimum quarterly payments. For the year ended December 31, 2000, Boundless Manufacturing recognized $998 in minimum commitments. The commitment guarantee under the supply agreement expires in March 2001. While the Company believes its product solutions best meet the needs of IBM, Boca Research and Pioneer Standard, a decline in the level of sales to these customers, without growth in other areas of its business, could adversely affect the Company's results of operations and liquidity.

     Gross Margin. Gross margin for the year ended December 31, 2000 was $11,364 (15.9% of revenue), as compared to gross margin for the year ended December 31, 1999 of $23,812 (29.6% of revenue). The decline in sales of General Display Terminals, which generate margins substantially larger than the Company's other business segments, was the primary contributor to the decline in margin. The gross margin loss associated with the sale of IA software and solutions for the year ended December 31, 2000 was $4,136 or 60.6% of IA revenue. During the third and fourth quarters of 2000 the Company recorded an expense of $2,731 to reserve for potential excess IA inventory which was uniquely designed for IAN. Also contributing to the gross margin decline are component price increases from the supply chain which could not be passed to the customer as well as a decision by Merinta to subsidize the hardware in order to build an installed base of customers from which the IA concept and solution could be validated.

     The Company anticipates that increased sales of WBTs will negatively impact gross margin due to the software license fees associated with the sale of this product. Gross margin in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

     Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 2000 or 1999. In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions.

     From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available. See "Asset Management."

     Total Operating Expenses. For the year ended December 31, 2000, operating expenses were $27,499 (38.5% of revenue), compared to expenses for 1999 of $19,468 (24.2 % of revenue).

     Sales and Marketing Expenses. Sales and marketing expenses increased 16.1% from $10,292 (12.8% of revenue) for the year ended 1999 to $11,951 (16.7% of revenue) for the year ended December 31, 2000. The increase is attributable to start-up expenses for the Company's two new subsidiaries, primarily relating to the addition of personnel, and travel related spending. In addition, the Company, through Merinta, recorded bad debt expense of $700 stemming from the cessation of the business relationship with IAN, noted above.

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

     General and Administrative Expenses. General and administrative expenses increased 24.5%, or $1,712, to $8,691 (12.2% of revenue), from $6,979 (8.7% of revenue) for the periods ending December 31, 2000 and 1999, respectively. The increase stems from spending for professional services including legal, standard accruals for the Company's employee bonus program earned in 2000, and expenses related to the implementation of the Company's new enterprise resource planning ("ERP") software. During the fourth quarter of 2000, the Company recorded additional goodwill amortization of $185. While in management's opinion there is currently no impairment in the carrying value of goodwill, it was determined that the useful life of goodwill should be shortened to be more reflective of the current rate of decline in the General Display Terminal product family. Accordingly, management changed the remaining useful life of five years to a remaining useful life of three years, commencing in the fourth quarter of 2000.

     Research and Development Expenses. Research and development expenses increased to $6,567 in 2000 from $5,908 in 1999. The increase is attributable to Merinta's development efforts in software related to Internet appliances and Boundless Technologies' development of its WBTs.

     Other Charges (Credits). During the third quarter of 2000 the Company reduced DEC warranty liabilities amounting to $326 due to expiration of the warranty period and $206 of unused 1999 accrued cooperative marketing programs. During the fourth quarter of 2000, the Company recorded a reserve of $112 against tooling which, as a result of the discontinuation of the business relationship with IAN, was deemed impaired. On September 30, 1999, Boundless Technologies sold its interest in the GAI Partnership to GA for $1,500,000 in cash, 1,133,333 shares of restricted common stock of GA, notes, and warrants to purchase shares of common stock of GA. The Company recorded a credit of $2,324 relating to the sale after having received a third-party valuation assessment of the value of the securities and convertible debt components of the settlement. In addition the Company released a number of overaccruals from prior years including $636 relating to the estimated warranty liability associated with the shipment of the Company's products to DEC as well as $494 relating to the estimate of outstanding claims against the Company's marketing development funds programs. During the fourth quarter of 2000 the Company reserved 100%, or $824, of the carrying value of the common stock and convertible debt which it had received in consideration for the sale of its interest in the GAI Partnership to GA in 1999. The reserve was recorded as a result of the deterioration in GA's economic position, its reporting of significant continuing losses and its announcement during the first quarter of 2001 that it had sold its hardware and services business and would restructure the company.

     Interest Expense(net). Interest expense (net of interest income) amounted to $1,413 for the year ended December 31, 2000 compared to $1,438 for 1999.

     Income Tax Credit. The Company recorded an income tax credit of $333 for the year ended December 31, 1999 compared to an income tax credit of $289 for the year ended December 31, 2000. In 2000, the Company established a valuation allowance of $5,950 against the portion of the net deferred tax assets, including net operating loss carryforwards, that it currently estimates may not be realized. In 1999, the Company recorded tax benefits of $1,531 relating to the reversals of a prior year overaccrual and the adjustment of deferred taxes as a result of tax examinations.

     Net Income. For the year ended December 31, 1999, net income was $3,239 (4.0% of revenue), compared to a net loss of $17,259 for the year ended December 31, 2000.

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

     Net sales from the Company's repairs and spare parts business approximated the 1998 results, increasing from $2,428 for the year ended December 31, 1998 to $2,440 for the year ended December 31, 1999. Reliability improvements and enhanced product quality have reduced the Company's spare parts revenues as compared to prior years. In addition the general downtrend in unit sales adversely affected this component of the Company's business.

     IBM was the most significant customer for the Company's products, accounting for 15% of revenues for the year ended December 31, 1999. Sales to Digital and NCR accounted for 7% and 3%, respectively, of revenues in 1999.

     Gross Margin. Gross margin for the year ended December 31, 1999 was $23,812 (29.6% of revenue), as compared to gross margin for the year ended December 31, 1998 of $25,999 (28.8% of revenue). Cost reduction activities and changes in the Company's product mix enabled the Company to increase its gross margin percent despite the decline in revenues. Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 1999 or 1998.

     Total Operating Expenses. For the year ended December 31, 1999, operating expenses were $19,468 (24.2% of revenue), compared to expenses for 1998 of $17,803 (19.7% of revenue).

     Sales and Marketing Expenses. Sales and marketing expenses increased 23.9% from $8,308 (9.2% of revenue) for the year ended 1998 to $10,292 (12.8% of revenue) for the year ended December 31, 1999. The increase related to spending to develop the Windows(R)-based Terminal market, including expenses relating to the introduction of the Company's new Capio(R) WBT. In addition, sales and marketing expenses for 1999 increased versus the prior period as the Company increased the sales headcount to accelerate acceptance of Internet appliances.

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

     Other Charges (Credits). On September 30, 1999, Boundless Technologies sold its interest in the GAI Partnership to GA for $1,500 in cash, 1,133,333 shares of restricted common stock of GA, notes, and warrants to purchase shares of common stock of GA. The Company previously disclosed that GA was in default of material obligations under the partnership agreement, including payment of past due royalties and other fees, which totaled $2,468 as of December 31, 1998. The Company reserved against all outstanding receivables during 1997, and, since that time, has recorded revenue attributable to the partnership on a cash basis only. The Company recorded a credit of $2,324 relating to the sale after having received a third-party valuation assessment of the value of the securities and convertible debt components of the settlement. In addition the Company released a number of overaccruals from prior years including $636 relating to the estimated warranty liability associated with the shipment of the Company's products to DEC as well as $494 relating to the estimate of outstanding claims against the Company's marketing development funds programs.

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

     Working capital was approximately $5,881 as of December 31, 2000, compared to $17,942 as of December 31, 1999. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

     The Company is highly leveraged. As of December 31, 2000, the Company had tangible net worth of $264 and total liabilities of $36,078. The Company's cash requirements at December 31, 2000 included repayment of a revolving loan of $6,773 plus interest, a term loan in the amount of $1,267 plus interest and a ten-year promissory note in the amount of $6,118 which requires monthly principal and interest payments through July 1, 2009.

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

     In connection with the equity investment secured for Merinta, the Company amended, in November 2000, the revolving credit loan entered into May 25, 2000. The amendment, amongst other things, excluded Merinta's accounts receivable and inventory from the borrowing base formula and prohibited the Company from contributing cash toward Merinta's operating expenses. On April 17, 2001, the Chase Credit Line was further amended, including a reduction in the overall amount of the line from $15,000,000 to $12,000,000 as well as an immediate reduction in the amount of the line which could be collateralized by inventory from $5,000,000 to $3,800,000, to be reduced further by $100,000 per month beginning August 1, 2001.

     Boundless Technologies has an agreement with a commercial lender for a loan secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $6,118 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless Technologies' obligations to the lender.

     In connection with the acquisition of the manufacturing assets of Boca Research, Inc. on March 6, 2000, Boundless Manufacturing issued a $1,000 note bearing interest at 6% per annum, due March 6, 2002. The note is payable in equal quarterly amounts plus accrued interest. At December 31, 2000 the remaining balance on the note payable was $625. The Company is a guarantor of Boundless Manufacturing's obligations under the note.

     In connection with the creation of Merinta, the Company assigned certain contracts, to which it was a party, to Merinta. In some instances the Company, to accomplish the assignment, guaranteed Merinta's performance of the contract. The Company is a guarantor of a Merinta software license contract requiring monthly payments of approximately $148 throughout 2001.

     The Company had intended to secure equity financing during the second quarter of 2000 to fund Merinta, Inc. However, the Company was not able to secure equity financing until November 2000. The delay in securing the original funding caused the Company to continue to finance Merinta through its revolving line of credit and working capital, increasing the overall balance of its debt. Delayed payments to its vendors have led to limited supply interruptions. In the event of a prolonged interruption in the supply chain the Company's cash flow and working capital position would be adversely affected.

     The Company believes that Merinta will require additional funding, beyond that secured in November, to continue operations beyond May 2001. The Company is actively seeking additional equity financing for Merinta, but there can be no assurance the Company will be successful in its efforts.

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from uncertainties related to global economies. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the Chase Credit Line, the Company's cash flow would be further adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations. The Company is seeking equity funding to improve its working capital position. However, the Company's ability to obtain equity financing to reduce its debt and increase its stockholders' equity is adversely affected by its current leverage. We cannot assure that additional financing will be available on favorable terms, if at all.

     Due to the level of investment made in Merinta during 2000, the Company violated certain financial covenants under the Chase credit line as of the quarter ended December 31, 2000. On April 17, 2001, the Company's lenders waived the violations and, in accordance with the amended revolving credit agreement, established new financial covenants for future quarters. The Company anticipates it will meet the revised covenants; however, there can be no assurance that such covenants will be met.

     Net cash used in operating activities during the year ended December 31, 2000 was $2,315, principally related to a net loss of $17,259 and $3,703 relating to capitalized software licenses. These amounts were offset by non-cash expenses, principally depreciation and amortization, of $5,679, decreases in inventory and accounts receivable of $2,982 and $1,854, respectively, and increases in accounts payable and other accrued expenses of $7,703. Net cash provided by investing activities was comprised of $108 stemming from the sale of vacant land at the Company's Hauppauge facility in the amount of $1,538 offset by capital expenditures of $1,430. Net cash provided by financing activities was principally comprised of the sale of convertible preferred stock of Merinta in the amount of $5,000 and proceeds of $4,400 from the issuance of long-term debt. These amounts were offset by repayments of $6,179 due under the company's mortgage note, term note and revolving line of credit.

     In addition to obligations previously discussed, long-term capital requirements at December 31, 2000 included: (i) a mortgage note payable to Independence Community Bank in the amount of $6,118, bearing interest at 7.75% per annum and payable monthly over a 25-year amortization schedule due on or before July 1, 2009 and secured by the Company's facility in Hauppauge, New York; (ii) a lease commitment of $359 for the calendar year 2001, escalating to $406 for the calendar year 2005, for Merinta's Austin, Texas facility; (iii) monthly capitalized lease payments of $36 through October 2002, and declining to $17 per month through April 2003, relating to expenditures associated with the Company's new computer system; and (iv) an annual lease commitment of $160 for office space in New York, NY, such lease expiring November 2004.

     At December 31, 2000, the Company's total long-term liabilities were approximately $14,121 and its current portion of long-term debt was approximately $2,273. The Company believes that cash generated by Boundless' operations will be sufficient to pay the Company's current and long-term debts, when due.

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

Inventory turnover was 4.4 times in 1998, 3.8 times in 1999, and 4.0 times in 2000. The decline in 1999 resulted from the Company's decision to accelerate receipt of material ahead of December 31, 1999 in order to minimize any potential Year 2000 disruption. Inventory reserves at December 31, 2000 were $4,308 and were $2,920 for the year ended December 31, 1999. The increase in inventory reserves is attributable principally to the termination of the business relationship with Internet Appliance Networks, Inc.

     Accounts Receivable. The Company sells its products on prepayment and net 30-day terms. Receivable turnover was 6.2 in 1998, 6.0 in 1999 and 6.4 in 2000.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is required for transactions entered into by the Company after December 31, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The effect of implementing FAS 133 on the Company's financial position or results of operations is not considered material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", which outlines the basic criteria which must be met to recognize revenue and provides guidance for presentation of revenue or for disclosure related to revenue recognition policies in financial statements filed with the SEC. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At December 31, 2000 the Company had in place interest rate swap agreements in the amount of $6,750 at an effective average interest rate of 9.1%. Of this dollar amount, $1,226 represents an effective hedge of the Company's exposure to interest rate changes against the outstanding balance of the term loan; and such swap amount shall amortize in concert with the term loan payment schedule. The remaining balance of the swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the Company's Revolving Loan. At December 31, 2000 the deferred loss resulting from the swap agreements, as calculated using the mark-to market method, was not material.

     The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2000 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                    Age      Positions and Offices
----                    ---      ---------------------
J. Gerald Combs         51       Chairman of the Board of Directors,
                                 Chief Executive Officer

Joseph Joy              47       President, Chief Operating Officer

Camillo Martino         38       Chief Executive Officer, Merinta Inc.

Anthony Giovaniello     45       Executive Vice President-
                                 Boundless Manufacturing Services, Inc.

Kenneth East            42       Chief Technology Officer- Merinta Inc.

Jeffrey K. Moore        31       Vice President, Corporate Development,
                                 Director

Joseph Gardner          41       Vice President -
                                 Finance, Chief Financial Officer

Gary Wood               57       Director

Daniel Matheson         51       Director

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

     Joseph Joy has served as President, Boundless Manufacturing Services, Inc. since September 1999; and, since March 9, 2001, as President and Chief Operating Officer of the Company. Mr. Joy has over twenty-five years experience in the computer and computer peripherals industries. Mr. Joy's experience includes general management, supply-based management, marketing, quality assurance and engineering. He has extensive experience in contract manufacturing from both the OEM customer and EMS provider perspective. From March 1998 to September 1999 Mr. Joy was Vice President Business and Supplier Development, Systems and Services Division, Solectron Corp. Prior to that he served as the Vice President of Supplier Management and Logistics for NCR's Computer Systems Group from March 1995 to March 1998. He received his MBA from Columbia University and BA from Georgetown University.

     Camillo Martino has served as the Chief Executive Officer of Merinta Inc., since January 1, 2001. Mr. Martino has extensive experience in the Internet Appliance ("IA") space, as well as seventeen years of success in marketing, business development and engineering management positions. Prior to joining Merinta Mr. Martino pioneered National Semiconductor's WebPAD(TM)product portfolio, leading to the adoption of the WebPAD by the majority of the manufacturing, channel and industry-enabling IA participants in the market. During his career at National Semiconductor Mr. Martino focused on the telecommunications, personal computing and consumer appliance businesses in their U.S. headquarters and international business operations in Japan, Asia and Australia.

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

     Gary E. Wood has been a member of the Company's Board of Directors since November 1996. Since January, 2001, Mr. Wood has been President of Collins Financial Services, Inc. Since April 1997 he has been an officer of Collins, serving as Executive Vice President prior to his recent promotion. Collins purchases nationwide portfolios of consumer debt and either resells or collects the accounts. Prior to joining Collins, and from April 1988 to December 1995, Mr. Wood was Executive Vice President of the Texas Taxpayers and Research Association. He has served as Staff Economist for Senator John Tower and as the Chief Economist of the Republican Policy Committee of the U.S. Senate. He was elected to two three-year terms on the Board of Directors of the Federal Reserve Bank of Dallas, and served on the Regional Advisory Oversight Board of the Resolution Trust Corporation. He has been a member of the Boards of The Capital Network and the Mental Health Association of Texas. Mr. Wood has a PhD in Finance from the University of Texas at Austin.

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


     The following individuals, although not executive officers or directors, are key employees and are expected to make significant contributions to the business of the Company:

     John Ryan ("Jack") is a supply chain and operations executive with over 25 years experience in Supply Base Management, Manufacturing Operations, Quality Assurance and Product Reliability within the Computer, Computer Peripheral, Microelectronics, and Communications industries. He is currently the Vice President for Supply Chain Innovation and Services for Boundless Manufacturing Services, Inc., and General Manager for the BMS Hauppauge Operation.

     Previously, Jack has held a variety of senior management positions in Supply Chain Management, Outsourcing, Manufacturing Operations and Quality Assurance for companies including Solectron, NCR and AT&T. Jack has worked at the SUNY Stony Brook Harriman School of Management and Policy as a lecturer on topics including High Velocity Flexible Manufacturing, Supply Chain Management and Strategic Planning for Manufacturing Operations.


     Robert Ferrari has served as Chief Strategy Officer of Merinta Inc., since December 2000. Mr. Ferrari has over 12 years of management and sales/marketing experience in the internet appliance ( IA), electronics and communications industries. His experience includes Vice President of Sales and Marketing at Philips Electronics, a global leader in the electronics and internet appliance sector, where he drove their internet appliance initiatives. Mr.Ferrari also has experience in founding and managing a management consulting firm, and held various executive positions at emerging technology companies such as Internet Appliance Network, ZipLink and WebSurfer Inc.

     Non-employee members of the Company's Board of Directors receive $12,000 annually, and $500 for each Board of Director meeting attended, as compensation for services rendered to the Company in their capacity as directors of the Company. In addition, non-employee members of the Company's Board of Directors receive $6,500 annually for services provided as a member of either the Audit or Compensation Committees. On December 28, 2000, the Company granted to each of Messrs. Matheson and Wood options to purchase 40,000 shares of Common Stock. The options vest immediately, expire December 27, 2005, and have an exercise price of $1.50 per share of Common Stock. Due to the significant increase in time devoted to the Company Messrs. Matheson and Wood also are entitled to payments of approximately $4,500 per month during the first six months of 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

     A review of the Forms 3 and 4 filed or due in 2000 relating to the Company's securities indicates that the filings made with the Commission were submitted on time.

ITEM 11. EXECUTIVE COMPENSATION

     The table below discloses all cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer, the executive officers of the Company who earned more than $100,000 for services rendered in all capacities to the Company during the fiscal year ended December 31, 2000, and the two highest paid individuals who earned more than $100,000 for services rendered to the Company but who were not executive officers at December 31, 2000 (collectively, the "named executive officers"). In addition, it provides information with respect to the compensation paid by the Company to the named executive officers during 1999 and 1998.

                           Summary Compensation Table

                                                                                        Long-Term
                                                       Annual Compensation            Compensation
                                               ------------------------------------   ------------
Name and Principal                                                     Other Annual                       All Other
Position                        Year           Salary       Bonus     Compensation     Options(#)(4)    Compensation
------------------              ----           ------       -----     ------------    -----------       ------------

J. Gerald Combs(1)             12/31/00       $325,000    $150,000             --      125,000               --
CEO and Chairman               12/31/99       $325,000     $50,000             --       50,000               --
                               12/31/98       $291,462    $150,000             --      150,000               --

Jeffrey K. Moore(5)            12/31/00       $145,198     $70,000         $9,500      105,000               --
Vice President, Corporate      12/31/99       $112,500     $25,000             --       50,000               --
Development                    12/31/98        $90,719          --             --           --               --

Kenneth East(3)                12/31/00       $167,887     $50,000             --           --               --
Chief Technology               12/31/99       $164,640     $50,000             --       20,000               --
Officer, Merinta               12/31/98       $137,489     $35,000        $17,130       30,000               --

Joseph Gardner                 12/31/00       $155,196     $62,500             --       40,000               --
Vice President-Finance         12/31/99       $140,193     $40,000             --       20,000               --
Chief Financial Officer        12/31/98       $140,962     $25,000             --           --               --

James Tillinghast(2)           12/31/00       $140,000          --        $50,148           --               --
Vice President, Sales          12/31/99       $140,000     $30,000        $69,448       45,000

Kevin Sieck(2)                 12/31/00       $120,000          --        $79,882           --               --
Sales Director                 12/31/99        $96,924     $10,000        $52,766       25,000

Anthony Giovaniello            12/31/00       $151,075     $29,167             --           --               --
Executive VP
Boundless Manufacturing

Joseph V. Joy                  12/31/00       $158,702     $25,000             --           --               --
President,
Chief Operating Officer


(1) See "Certain Relationships and Related Transactions" for options granted in 1999 to Mr. Combs to purchase shares of common stock of the Company's subsidiaries, Boundless Manufacturing and Merinta, which options were exercised by Mr. Combs during 1999.

(2) Other annual compensation consisted of commissions and, in addition for Mr. Tillinghast, consisted of $30,000 for reimbursement of relocation expenses in 1999. Messrs. Sieck and Tillinghast are no longer employed by the Company.

(3)  Other annual compensation consisted of relocation expense reimbursement.

(4) Options granted in July 2000 to each of Messrs. Combs and Moore for the purchase of 65,000 shares of Common Stock have a exercise price of $4.50 per share of Common Stock. All other grants to the named executive officers in 2000 have a strike price of $1.50 per share of Common Stock. With the exception of the options granted to Mr. Tillinghast in 1999, which have a strike price of $5.31 per share of Common Stock, all options granted in 1999 to the named executive officers have a strike price of $5.00 per share of Common Stock. With the exception of the 150,000 options granted to Mr. Combs in 1998, which have a strike price of $4.88 per share of Common Stock, the Company repriced the exercise price of all outstanding employee options on May 18, 1998 to $5.63 per share of Common Stock.

(5) Other Annual Compensation includes a car allowance of $9,500 in 2000. See "Certain Relationships and Related Transactions" for options granted in 1999 to Mr. Moore to purchase shares of common stock of the Company's subsidiaries, Boundless Manufacturing and Merinta, which options were exercised by Mr. Moore during 1999.

Employment Agreements and Change-in-Control Arrangements

     The Company has entered into employment agreements with Mr. Combs, the Company's Chairman of the Board and Chief Executive Officer, Mr. Jeffrey K. Moore, the Company's Vice President, Corporate Development, and Mr. East, the Chief Technology Officer of Merinta. The term of these agreements, as described below, may be extended beyond the initial term by the mutual agreement of Messrs. Combs, Moore and East, respectively, and the Company and on such basis as Messrs. Combs, Moore, and East, respectively, and the Company shall agree. Each such extension, unless expressly agreed otherwise, will be for one year commencing the year following the expiration of the initial term or any renewal term. The agreements may be terminated at any time by the written mutual consent of the Company and Messrs. Combs, Moore, and East, respectively. The agreements may be terminated by the Company for cause, as defined in the employment agreements, and, in such event, the employee will be entitled to such salary and benefits as have accrued under the employment agreements, respectively, through the effective date of the termination.

     With respect to Mr. Combs, the agreement was entered into March 1, 2000 and expires February 27, 2003. The agreement calls for an annual salary of $325,000, subject to an annual review by the Compensation Committee of the Board of Directors, as well as the grant of 65,000 options to purchase shares of the Company's Common Stock, such shares to vest pro rata on an annual basis over a three-year period. Should Mr. Comb's employment with the Company be terminated without cause, Mr. Combs would be entitled to deferred payments totaling thirty-six month's salary and bonus. In the event of a change-in-control, as defined in the agreement, Mr. Combs would be entitled to immediate payments totaling the annual base salary, plus the previous year's annual bonus multiplied by three, as well as immediate vesting of all options.

     Mr. Moore's employment agreement was entered into March 1, 2000 and expires February 27, 2003. The agreement calls for an annual salary of $150,000, subject to an annual review by the Compensation Committee of the Board of Directors, as well as the grant of 65,000 options to purchase shares of the Company's Common Stock, such shares to vest pro rata on an annual basis over a three-year period. Should Mr. Moore's employment with the Company be terminated without cause, Mr. Moore would be entitled to deferred payments totaling thirty-six month's salary and bonus. In the event of a change-in-control, as defined in the agreement, Mr. Moore would be entitled to immediate payments totaling the annual base salary, plus the previous year's annual bonus multiplied by three, as well as immediate vesting of all options.

     Mr. East's employment agreement was entered into October 11, 2000 and expires October 10, 2002. The agreement calls for an annual salary of $180,000, subject to an annual review by the Company's President and CEO; as well as a performance bonus ranging from 0%-66% of the employee's base salary. In connection with the purchase of preferred stock in Merinta by National Semiconductor, the agreement was assigned by the Company to Merinta on November 15, 2000.

     The Company and Boundless Manufacturing Services, Inc. have entered into employment agreements with Messrs. Joseph Joy and Anthony Giovaniello, respectively then the President of Boundless Manufacturing and Executive Vice President, Business Development. The terms and conditions of the agreements for each of Messrs. Joy and Giovaniello are substantially similar, having an initial term of approximately four years and expiring July 1, 2003, unless sooner extended or terminated as provided for in the agreements.

     The agreements call for the purchase, by each of Messrs. Joy and Giovaniello, of 12.5% of Boundless Manufacturing Services, Inc.'s issued and outstanding common stock. These shares may be repurchased by Boundless Manufacturing Services, in a manner as defined in the agreements, should that company fail to meet defined minimum performance standards. The agreements call for annual salaries of approximately $155,000, subject to an annual review; and a cash bonus of up to $100,000 annually determined by achievement against specified objectives. Pursuant to their employment agreements, Mr. Joy and Mr. Giovaniello will have the option, upon attainment of certain defined performance standards, to convert their shares of Boundless Manufacturing into up to an aggregate of 300,000 shares of the Company's Common Stock.

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

Compensation Committee Interlocks and Insider Participation

     Mr. Combs and Mr. Jeffrey Moore, who were executive officers of the Company during 2000, were also members of the Company's Board of Directors during such times and participated in deliberations concerning executive officer compensation. Their joint deliberations gave rise to conflicts of interest, which could have affected their compensation, and the number of stock options granted to them individually and as a group. Mr. Moore was also member of the Board and an officer of Morgan Kent Group during 2000 which had certain relationships, and entered into certain transactions, with the Company during 2000 as described below under "Item 13- Certain Relationships and Related Transactions."

1995/ 1997/ 2000 Incentive Plans

The Company's 1995 Incentive Plan covered the issuance of up to 600,000 shares of Common Stock. As additional shares were no longer available to be issued under the 1995 Incentive Plan, the Board adopted the 1997 Incentive Plan in July 1997 which covers the issuance of up to 1,000,000 shares of Common Stock. In December 2000 the Board created the 2000 Incentive Plan which covers up to 1,000,000 shares of Common Stock. The number of shares granted on a calendar year basis under the 2000 Incentive Plan is limited to 5% of the total number of shares of Common Stock outstanding, or 10% in any five-year period.

                        Option Grants in Last Fiscal Year

     The following table sets forth information, as of December 31, 2000, regarding the outstanding options to purchase the Company's Common Stock granted in 2000 under either the Company's 1995, 1997, or 2000 Incentive Plans to the named executive officers:


                             Number of                                                      Potential Realizable
                             Securities     Percent of Total                                  Value at Assumed
                             Underlying       Options/SARs     Exercise or                  Annual Rates of Stock
                            Options/SARs     Granted under     Base Price    Expiration    Price Appreciation for
          Name              Granted (#)     Incentive Plans      ($/Sh)        Date             Option Term
          ----              -----------     ---------------      ------        ----             -----------
                                                                                               5% ($)      10% ($)
                                                                                               ------      -------
J.Gerald Combs (1)             65,000            15.6%           $ 4.50      7/13/05           80,812      178,574
Jeffrey K. Moore(1)            65,000            15.6%           $ 4.50      7/13/05           80,812      178,574
J. Gerald Combs(2)             60,000            14.4%           $ 1.50      12/27/05          24,865       54,946
Jeffrey K. Moore(2)            40,000             9.6%           $ 1.50      12/27/05          16,577       36,631
Joseph Gardner(2)              40,000             9.6%           $ 1.50      12/27/05          16,577       36,631

--------------------------
(1) Options were granted 7/13/00 and vest over a three-year period at a rate of 50%, 25% and 25% respectively, per year, on the anniversary of the date of grant.

(2)  Options were granted 12/28/00 and vest immediately.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options to purchase shares of Common Stock at December 31, 2000.

                                                                                               Value of Unexercised
                                                     Number of Unexercised Options at        In-the-Money Options at
                                                          December 31, 2000 (#)              December 31, 2000 ($)(1)
                                                        -------------------------           -------------------------
                             Shares
                          Acquired on      Value
         Name             Exercise(#)    Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
         ----             -----------    --------      -----------      -------------      -----------      -------------
J. Gerald Combs                0            $0           340,000           140,000              $--               $--
Kenneth East                   0             0            29,166            20,834               --                --
Jeffrey K. Moore               0             0           115,000            90,000               --                --
Joseph Gardner               4,500       $10,688          65,248            26,252               --                --
James Tillinghast(2)           0             0            21,562            23,438               --                --
Kevin Sieck(2)                 0             0            10,937            14,063               --                --



(1) The last sale price of the Company's Common Stock on December 29, 2000, as reported by The American Stock Exchange, was $ 1.44.

(2)  Employment with the Company terminated January 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 12, 2001, by (i) each of the Company's directors and "named executive officers," (ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Except as indicated each such person has sole voting and investment powers with respect to his and her shares. The address of Morgan Kent Group is PO Box 1530, Buda, TX 78610-1530. The address of Unique Co-Operative Solutions Inc./ Oscar L. Smith is 9185 Bond, Overland Park, KS 66214.

                                       Number ofShares         Percentage of
Name of Beneficial Owner             Beneficially Owned      Outstanding Shares
------------------------             ------------------      ------------------
Morgan Kent Group, Inc.                    752,970(1)              14.5%
Stephen Maysonave                           86,641(3)(4)            1.8%
J. Gerald Combs                            353,700(3)               6.9%
Joseph V. Joy                               60,485(3)               1.3%
Camillo Martino                             50,000(3)               1.0%
Anthony Giovaniello                         17,660(3)                  *
Gary Wood                                   93,316(3)               1.9%
Daniel Matheson                             81,041(3)               1.7%
Jeffrey Moore                              127,500(2) (3)           2.6%
Joseph Gardner                              72,749(3)               1.5%
Kenneth East                                31,785(3)                  *
James Tillinghast(5)                        24,375(3)                  *
Kevin Sieck(5)                              11,979(3)                  *
Unique Co-Operative Solutions, Inc./
 Oscar L. Smith                            233,200                  4.9%
All current directors and executive
 officers as a group
 (eleven individuals)                    1,727,937(1)(3)           28.5%
---------------------------------

*    Less than 1%.

(1) Includes 457,502 shares underlying the warrants held by Morgan Kent Group (the "Morgan Kent Group Warrants") to purchase shares of Common Stock at an exercise price of $7.50 per share as to a warrant for 307,502 shares and at an exercise price of $5.82 as to a warrant for 150,000 shares.

(2) Excludes the shares beneficially owned by Morgan Kent Group. Under a stockholders agreement, holders of the majority of Series B Preferred of Morgan Kent Group have the power to elect three of the five directors constituting Morgan Kent Group's entire board of directors which has the sole voting power and, with the stockholders of Morgan Kent Group, shares the investment power with respect to the Common Stock owned by Morgan Kent Group. Messrs. Jeffrey K. Moore and Matthew R. Moore (the "Moore Brothers") together own a majority of the outstanding shares of the Series B Preferred. Each of the Moore Brothers disclaims beneficial ownership of the other's shares of Morgan Kent Group's Series B Preferred.

(3) Includes or consists of shares of Common Stock issuable upon exercise of options as follows: Mr. Combs: 352,500; Mr. Wood: 71,041; Mr. Matheson:
     81,041; Mr. Moore: 127,500; Mr. Maysonave: 76,041; Mr. Gardner: 68,249; Mr.
     East: 31,875; Mr. Tillinghast: 24,375; Mr. Joy: 8,097; Mr. Giovaniello:
     2,000; Mr. Martino: 50,000; and Mr. Sieck: 11,979.

(4) Resigned as a Member of the Board of Directors of the Company effective January 2000.


(5)  Employment with the Company terminated January 2001

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During April 1999 the Company entered into a one-year consulting agreement with CrossRoads Capital Corporation ("Cross Roads") to receive from Cross Roads financial advisory and investment banking services. Cross Roads is headed by Mr. Fred Schulman, President, who also is President of the Morgan Kent Group. Fees associated with this contract for the services provided by CrossRoads amounted to $10,000 per month. During March 2000 the consulting agreement was extended for an additional one-year period. In June 2000 the Company retained Cross Roads for the purpose of providing investor relations services. The agreement, which terminated December 31, 2000, called for fees of $150,000 plus expenses. The Company paid to Cross Roads $120,000 in 2000 under the financial advisory and investment banking services agreement and $133,500 in 2000 under the investor relations services agreement.

     In 1999 Morgan Kent paid the Company $2,000 in interest accruing on a $50,000 loan from the Company to Morgan Kent. The note evidencing such loan was entered into July 18, 1997 and was originally due and payable July 1999 but was extended to July 2001.

     On March 6, 2001, Unique Co-Operative Solutions, Inc. filed a Schedule 13D with the Securities and Exchange Commission in connection with its acquisition, over a period of time ending March 6, 2001, of 233,200 shares of Common Stock of the Company. During the past years Unique Co-Operative Solutions, Inc. has acted as a reseller of the Company's thin client products. For the year ended December 31, 2000, the Company recorded sales of approximately $128,000 to Unique Co-Operative Solutions, Inc. on terms substantially identical to those of other sellers of the Company's products.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
         AND REPORTS ON FORM 8-K                                       Page No.
                                                                       --------
(a) (1)(2)  Financial Statements and Schedules

            Index to Financial Statements                                 F-1

     All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the Year ended December 31, 2000 or is not applicable or required.

     (3) The exhibits listed in the exhibit index attached to this Report are filed as part of this Report.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

                                  EXHIBIT INDEX


Exhibit No.*             Description of Exhibit
------------             ----------------------
3.1[2]                   Certificate of Incorporation of Registrant and
                                Certificates of Amendment thereto.

3.2[1]                   By-Laws of Registrant.

10(a)                    Registrant's 1995 Incentive Plan (Incorporated by
                                reference to and filed as Exhibit E to
                                Registrant's Information Statement, dated
                                September 28, 1995).

10(b)                    Registrant's 1997 Incentive Plan (Incorporated by
                                reference to and filed as Exhibit A to
                                Registrant's Information Statement, dated
                                March 6, 1998).

10(c)**                  Registrant's 2000 Incentive Plan.

10(d)[4]                 Restatement, Extension, Assumption and Modification
                                Agreement, dated June 24, 1999, between
                                Boundless Technologies, Inc. and Independence Community Bank (Originally filed as
                                Exhibit 10(a)).

10(e)[4]                 Restated Business Installment Promissory Note, dated
                                June 24, 1999, from Boundless
                                Technologies, Inc. to Independence
                                Community Bank (Originally filed as Exhibit
                                10(b)).

10(f)[4]                 Restated Mortgage and Security Agreement, dated
                                June 24, 1999, between Boundless
                                Technologies, Inc. and Independence
                                Community Bank (Originally filed as Exhibit
                                10(c)).

10(g)[5]                 Promissory Note, dated September 30, 1999, in the
                                amount of $500,000 from General
                                Automation, Inc. to Boundless Technologies,
                                Inc. (Originally filed as Exhibit 10(p)).

10(h)[5]                 Secured Convertible Promissory Note from General
                                Automation, Inc. to Boundless
                                Technologies, Inc (Originally filed as
                                Exhibit 10(o)).

10(i)[5]                 Warrant issued by General Automation, Inc. to
                                Boundless Technologies, Inc (Originally filed as Exhibit 10(q)).

10(j)[5]                 Employment Agreement, dated July 1, 1999, among
                                Registrant, Boundless Manufacturing
                                Services, Inc. and Joseph Joy (Originally filed as Exhibit 10(f)).

10(k)[5]                 Employment Agreement, dated July 1, 1999, among
                                Registrant, Boundless Manufacturing
                                Services, Inc. and Anthony Giovaniello
                                (Originally filed as Exhibit 10(g)).

10(l) **                 Employment Agreement, dated March 1, 2000, among
                                Registrant, Boundless Technologies, Inc.
                                and James Gerald Combs.

10(m)**                  Employment Agreement, dated March 1, 2000, among
                                Registrant, Boundless Technologies, Inc.
                                and Jeffrey K. Moore.

Exhibit No.*             Description of Exhibit
------------             ----------------------
10(n)**                  Second Amended and Restated Credit Agreement and
                                Guaranty (plus exhibits thereto) dated as of May 25, 2000 among Boundless Technologies, Inc., Boundless Manufacturing Services, Inc. and Merinta as co-borrowers, Boundless Acquisition Corp. and Boundless Corporation, as guarantors, and The Chase Manhattan Bank, Silicon Valley Bank and National Bank of Canada as the Banks and The Chase Manhattan Bank, as Administrative Agent for the Banks.

10(o)**                  First Amendment, dated as of July 31, 2000, to
                                Second Amended and Restated Credit Agreement and Guaranty with Chase.

10(p)**                  Second Amendment, dated as of November 7, 2000, to
                                Second Amended and Restated Credit
                                Agreement and Guaranty with Chase.

10(q)**                  Third Amendment, dated as of November 16, 2000, to
                                Second Amended and Restated Credit
                                Agreement and Guaranty with Chase.

10(r)**                  Form of Warrant issued by Merinta Inc. to the Chase
                                Manhattan Bank, Silicon Valley Bank and
                                National Bank of Canada for the purchase of a total of 100,000 shares of Merinta common stock (40,000 shares on May 25, 2000, 25,000 shares on July 31, 2000 and 35,000 shares on November 7, 2000).

10(s)[3]                 Common Stock Purchase Warrant dated as of
                                April 14, 1999 issued to Chase Manhattan Bank for the purchase of Registrant's common stock (Originally filed as Exhibit 10(b)).

10(t)**                  Common Stock Purchase Warrant, dated as of May 25,
                                2000, issued to Chase Manhattan Bank for the purchase of Registrant's common stock.

10(u)**                  Merinta Inc.'s Amended and Restated Certificate of
                                Incorporation, effective November 6, 2000, including the terms of Merinta's Series A Convertible Preferred Stock issued to National Semiconductor Corporation.

11**                     Statement re Computation of Per Share Earnings.
                                See Consolidated Financial Statements.

21[5]                    List of Subsidiaries

23**                     Consent of BDO Seidman, LLP.

---------------
[1] Incorporated by reference to Registrant's Registration Statement on Form S-18 (File No. 33-32396-NY).

[2] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No.*             Description of Exhibit
------------             ----------------------
[3]                      Incorporated by reference to the Registrant's
                         Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

[4] Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

[5] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference. Unless otherwise indicated, documents incorporated by reference refer to the identical exhibit number in the original documents from which they are being incorporated.

**   Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 17, 2001

                              BOUNDLESS CORPORATION


                              By:   /s/ J. Gerald Comb
                                   --------------------------------------------
                                   J. Gerald Combs
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ J. Gerald Combs        Chairman of the Board of Directors,    April 17, 2001
--------------------       Chief Executive Officer
J. Gerald Combs

/s/ Joseph Gardner         Vice President - Finance,              April 17, 2001
---------------------      Chief Financial
Joseph Gardner             Officer (Principal Accounting
                           Officer)

/s/ Jeffrey K. Moore       Vice President, Director               April 17, 2001
---------------------
Jeffrey K. Moore

/s/ Daniel Matheson        Director                               April 17, 2001
---------------------
Daniel Matheson

/s/ Gary Wood              Director                               April 17, 2001
---------------------
Gary Wood

                     BOUNDLESS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-3

Consolidated Statements of Operations
  for the years ended December 31, 2000, 1999 and 1998                       F-4

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2000, 1999 and 1998                         F-5

Consolidated Statements of Cash Flows
  for the years ended December 31, 2000, 1999 and 1998                       F-6

Notes to Consolidated Financial Statements                                   F-8

Schedule I - Condensed Financial Information of Registrant                   S-1

Schedule II - Valuation and Qualifying Accounts                              S-4

                     BOUNDLESS CORPORATION AND SUBSIDIARIES


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Boundless Corporation
Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Boundless Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedules listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boundless Corporation and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America .

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.



                                         BDO Seidman, LLP

Melville, New York
March 23, 2001, except for Note 7 as to which the date is April 17, 2001

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     December 31,     December 31,
                                                                   ---------------  ---------------
                                                                        2000             1999
                                                                   ---------------  ---------------
Current assets:
  Cash and cash equivalents                                          $  3,697         $  1,285
  Trade accounts receivable, net                                        9,478           12,378
  Income tax refunds                                                      303              833
  Inventories (Note 4)                                                  9,925           13,751
  Deferred income taxes (Note 6)                                        2,281            2,576
  Prepaid software license fees                                         1,777              345
  Prepaid expenses and other current assets                               377              694
                                                                     --------         --------
     Total current assets                                              27,838           31,862
Property and equipment, net (Note 5)                                   11,021           10,987
Goodwill, net                                                           5,009            6,272
Prepaid software license fees                                           1,914               --
Other assets                                                            1,047            1,339
                                                                     --------         --------
                                                                     $ 46,829         $ 50,460
                                                                     ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 7)                         $  2,273         $  1,650
  Accounts payable                                                     11,829            6,148
  Accrued expenses                                                      7,547            5,565
  Deferred revenue                                                        308              557
                                                                     --------         --------
     Total current liabilities                                         21,957           13,920
                                                                     --------         --------
Long-term liabilities:
  Long-term debt, less current maturities (Note 7)                     13,442           14,206
  Deferred income taxes (Note 6)                                           --              281
  Other                                                                   679              638
                                                                     --------         --------
     Total long-term liabilities                                       14,121           15,125
                                                                     --------         --------
         Total liabilities                                             36,078           29,045
                                                                     --------         --------
Commitments and contingencies (Notes 1, 11 and 12)
Minority interest (Note 2)                                              5,000               --
                                                                     --------         --------
Stockholders' equity (Note 8):
  Preferred stock                                                          --               --
  Common stock                                                             46               45
  Additional paid-in capital                                           34,102           32,508
  Accumulated deficit                                                 (28,397)         (11,138)
                                                                     --------         --------
     Total stockholders' equity                                         5,751           21,415
                                                                     --------         --------
                                                                     $ 46,829         $ 50,460
                                                                     ========         ========



                   The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
                     (in thousands, except per share data)


                                      December 31,   December 31,  December 31,
                                      ------------   ------------  -----------
                                          2000           1999          1998
                                      ------------   ------------  -----------
Revenue:
  Product sales                        $ 68,180      $ 78,027      $ 87,774
  Software and services                   3,189         2,483         2,428
                                       --------      --------      --------
     Total revenue                       71,369        80,510        90,202
                                       --------      --------      --------
Cost of revenue:
  Product sales                          58,287        55,126        62,267
  Software and services                   1,718         1,572         1,936
                                       --------      --------      --------
     Total cost of revenue               60,005        56,698        64,203
                                       --------      --------      --------
       Gross margin                      11,364        23,812        25,999
                                       --------      --------      --------
Operating expenses:
  Sales and marketing                    11,951        10,292         8,308
  General and administrative              8,691         6,979         5,845
  Research and development                6,567         5,908         3,666
  Other charges (credits)
   (Notes 2 and 3)                          290        (3,711)          (16)
                                       --------      --------      --------
     Total operating expenses            27,499        19,468        17,803
                                       --------      --------      --------
       Operating income (loss)          (16,135)        4,344         8,196
  Interest expense, net                   1,413         1,438         2,539
                                       --------      --------      --------
Income (loss) before income taxes       (17,548)        2,906         5,657
Income tax (credit) expense (Note 6)       (289)         (333)          749
                                       --------      --------      --------
Net income  (loss)                      (17,259)        3,239         4,908
Dividend on preferred
stock of subsidiary                        --              50           497
                                       --------      --------      --------
Net income (loss) applicable
 to common stockholders                $(17,259)     $  3,189      $  4,411
                                       ========      ========      ========
Weighted average common
 shares outstanding                       4,535         4,438         4,893
                                       ========      ========      ========
Basic net income (loss)
 per common share                      $  (3.81)     $   0.72      $   0.90
                                       ========      ========      ========
Net income (loss) applicable
 to common stockholders
 adjusted for income impact
 of assumed conversions                $(17,259)     $  3,189      $  4,411
                                       ========      ========      ========
Weig-hted average dilutive
 shares outstanding                       4,535         4,490         4,926
                                       ========      ========      ========
Diluted net income (loss)
 per common share                      $  (3.81)     $   0.71      $   0.90
                                       ========      ========      ========


                   The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                       Common Stock          Additional
                                                    -------------------       Paid-in      Accumulated
                                                    Shares       Amount       Capital        Deficit          Total
                                                   ---------  ---------    -----------    -----------      ---------
Balance, January 1, 1998                            5,139         $ 51       $ 34,094      $ (18,738)       $ 15,407
Common stock repurchased and retired                 (710)          (7)        (3,493)                        (3,500)
Options and warrants issued for
  services to non-employees                                                       339                            339
Dividend on preferred stock of subsidiary                                                       (497)           (497)
Net income                                                                                     4,908           4,908
                                                    ------     -------      ---------      ----------      ----------
Balance, December 31, 1998                          4,429           44         30,940        (14,327)         16,657
Stock options exercised                                28            1            163                            164
Options and warrants issued for
  services to non-employees                                                       504                            504
Tax benefit related to employee stock options                                     901                            901
Dividend on preferred stock of subsidiary                                                        (50)            (50)
Net income                                                                                     3,239           3,239
                                                    ------     -------      ---------      ----------      ----------
Balance, December 31, 1999                          4,457           45         32,508        (11,138)         21,415
Stock options exercised                               121            1          1,001                          1,002
Options and warrants issued for
  services to non-employees                                                       197                            197
Warrants exercised                                     52                         396                            396
Net loss                                                                                     (17,259)        (17,259)
                                                   -------     -------      ---------      ----------     ----------
Balance, December 31, 2000                          4,630         $ 46       $ 34,102      $ (28,397)        $ 5,751
                                                   =======     =======      =========      ==========     ==========


                   The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended
                                 (in thousands)

                                                                                                December 31,
                                                                                ----------------------------------------
                                                                                    2000           1999         1998
                                                                                ---------------  -----------------------
Cash flows from operating activities:
  Net income  (loss)                                                              $(17,259)     $  3,239      $ 4,908
  Adjustments to reconcile net income (loss)to net cash provided by (used in)
       operating activities:
    Depreciation and amortization                                                    3,127         2,111        3,293
    (Gain) loss on the disposition of assets                                          (110)           59          160
    Credit from sale of partnership                                                     --        (2,324)          --
    Change in deferred revenues                                                       (249)          441          (64)
    Provision for doubtful accounts                                                  1,046           380          216
    Provision for excess and obsolete inventory                                        844           340          808
    Provision for long-term asset impairment                                           824            --           --
    Options and warrants issued for services                                           197           504          339
    Deferred taxes                                                                      14          (827)      (1,338)
Changes in assets and liabilities:
  Trade accounts receivable                                                          1,854           516         (201)
  Income tax refunds                                                                   530         1,072           --
  Inventories                                                                        2,982        (1,526)         310
  Other assets                                                                      (3,818)         (539)          80
  Accounts payable and accrued expenses                                              7,703        (1,266)        (553)
                                                                                  --------      --------      -------
Net cash:
  Provided by (used in) continuing operations                                       (2,315)        2,180        7,958
  Used in discontinued operations                                                       --            --           (4)
                                                                                  --------      --------      -------
Net cash provided by (used in)operating activities                                  (2,315)        2,180        7,954
Cash flows from investing activities:
  Capital expenditures                                                              (1,430)       (1,023)        (754)
  Proceeds from sale of partnership                                                     --         1,500           --
  Proceeds from sale of property                                                     1,538           --            --
                                                                                  --------      --------      -------
Net cash provided by (used in) investing activities                                    108           477         (754)
                                                                                  --------      --------      -------
Cash flows from financing activities:
  Payment of mandatorily redeemable preferred stock                                    --         (3,555)          --
  Sale of preferred stock of subsidiary to  minority parties                         5,000            --           --
  Proceeds from exercise of warrants and employee stock options                      1,398           164           --
  Net proceeds from issuance of long-term debt                                       4,400        10,412           --
  Purchase and retirement of common stock                                               --            --       (3,500)
  Payments on loans payable and capital leases                                      (6,179)       (9,075)      (5,400)
  Payment of preferred stock dividend                                                   --           (50)        (497)

                                                                                  --------      --------      -------
Net cash provided by (used in) financing activities                                  4,619        (2,104)      (9,397)
                                                                                  --------      --------      -------
Net increase (decrease) in cash and cash equivalents                                 2,412           553       (2,197)
Cash and cash equivalents at beginning of year                                       1,285           732        2,929
                                                                                  --------      --------      -------
Cash and cash equivalents at end of year                                          $  3,697      $  1,285      $   732
                                                                                  ========      ========      =======

                   The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                               For the Years Ended
                                 (in thousands)

                                                                                December 31,
                                                            -------------------------------------------------------
                                                                  2000               1999             1998
                                                            -----------------  ----------------------------------
Non-cash transactions:
  Options and warrants  issued for services                           $  197              $ 504            $ 339
  Equipment acquisitions funded through capital leases
     or long-term debt                                                 1,635                681               --
Cash paid for:
  Interest                                                             1,426              1,442            2,200
  Taxes                                                                  329                501            1,194






                   The accompanying notes are an integral part of these consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


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

Boundless Manufacturing Services ("Boundless Manufacturing"), which commenced operations in 2000, is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of December 31, 2000, the Company owned approximately 55% of the shares of common stock of this subsidiary. Boundless Manufacturing is utilizing the Company's state-of-the-art ISO 9002 certified manufacturing facility in Hauppauge and will acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and The Netherlands.

Merinta Inc. ("Merinta"), which commenced operations in 2000, creates the software and infrastructure for a more enjoyable Internet experience. Through tightly integrated Remote Device Management and Services, professional services and Information Appliance ("IA") Client Software solutions, Merinta offers OEM and Vertical Channel customers a completely customizable user-experience, which enables their customers to differentiate themselves in the market and deliver tailored applications and services to the customer. Merinta's client solution, built upon the Linux operating system, in combination with server based Remote Device Management and Services products, support a wide range of IAs, including Web Terminals and Tablets, Set-Top Boxes, Residential Gateways and Wireless Handheld Devices. As of December 31, 2000, the Company owned approximately 84% of the common stock of Merinta, and had the right to vote approximately 70% of the voting securities of Merinta. On a fully-diluted basis, assuming conversion of the preferred stock, warrants and options to purchase the common stock of Merinta, the Company owns approximately 58% of the common stock of Merinta.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, after elimination of intercompany accounts and transactions. As of December 31, 2000 the Company owned 100%, 84%, and 55% of the outstanding common stock of Boundless Technologies, Merinta and Boundless Manufacturing, respectively. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

Cash and Cash Equivalents

All highly liquid investments with original maturities at purchase of three months or less are considered cash equivalents.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)



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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of the assessment, management considers undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. When impairments are identified , the related assets are written down to fair value using discounted cash flows or other measures of fair value. As a result of this review, two tooling assets, amounting to $112, were identified as being impaired and were written off in 2000.

On September 30, 1999, the Company sold the entirety of its interest in the GAI Partnership to GA for a combination of cash, restricted securities of GA, convertible notes, and warrants. The value of debt and equity securities, reported as a long-term asset was $824. During the fourth quarter of 2000, the Company reserved 100% of the common stock and convertible debt which it had received in consideration for the sale of its interest in the GAI Partnership to GA in 1999. The reserve was recorded as a result of the deterioration in GA's economic position, its reporting of significant continuing losses and its announcement during the first quarter of 2001 that it had sold its hardware and services business and would restructure the company.

Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. During 2000, in view of a declining market in the text terminals business, with which the Company's goodwill is associated, management has reassessed its useful life. While in management's opinion there is currently no impairment in the carrying value of this long-lived asset, it was determined that the useful life of goodwill should be shortened to be more reflective of the current rate of decline in this segment of the business. Accordingly, management changed the remaining useful life of 5 years to a remaining useful life of 3 years, commencing in the fourth quarter of 2000. This change in accounting estimate increased amortization expense in 2000 by approximately $185. Amortization of goodwill amounted to $1,263 for the year ended December 31, 2000 and $1,078 for the years ended December 31, 1999 and 1998. Accumulated amortization of goodwill as of December 31, 2000 and 1999 was $5,782 and $4,519.

Minority Interest

     Minority interest represents the investment by National Semiconductor in Merinta's voting preferred stock, the holders of which are to receive quarterly non-cumulative dividends when, as and if declared by the Board of Directors.

No such dividends were declared during 2000. The Merinta voting preferred stock is convertible into Merinta's common stock, at the option of the holder or in the event of a Merinta public offering, subject to the terms of the purchase agreement between National Semiconductor and Merinta.

The net loss applicable to minority interest pertaining to common shareholders of subsidiaries was immaterial.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and long-term debt reported on the balance sheets approximate their fair value. The Company estimated the fair value of long-term debt by comparing the carrying amount to the future cash flows of the instrument, discounted using the Company's incremental rate of borrowing for a similar instrument.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. The Company has recorded an allowance for doubtful accounts of $1,588 and $627 as of December 31, 2000 and 1999, respectively. Service revenue is recognized when services are performed and billable. Revenue from maintenance and extended warranty agreements are deferred and recognized ratably over the term of the agreement. Software revenue is recognized upon delivery of the software to the customer and there is reasonable assurance of collectibility of the receivable. The Company had no single customer representing at least 10% of revenue in 2000 with one

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


customer representing 15% of total revenues in both 1999 and 1998.

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

Shipping and Handling

The Company records as revenue all amounts billed to customers for shipping and handling. All costs associated with shipping and handling are included in cost of revenue.

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $2,183, $2,140 and $2,476 for the years ended December 31, 2000, 1999 and 1998.

Net Income (Loss) Per Common Share

Net income (loss) available for common stockholders includes the effects of preferred stock dividends of a subsidiary.

SFAS No. 128, "Earnings Per Share" requires a reconciliation of the numerator and denominator of the basic net income (loss) per share computation to the numerator and denominator of the diluted net income (loss) per share computation, which is as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                (In thousands, except share and per share data)




                                                         For the Year Ended December 31, 2000
                                               ------------------------------------------------------
                                                     Loss             Shares           Per Share
                                                  (Numerator)       (Denominator)        Amount
                                               -----------------------------------------------------

Net loss                                            ($17,259)
Preferred stock dividends                                 --
                                               --------------

 Basic net loss per share:
 Loss applicable to common shareholders              (17,259)          4,535             ($3.81)
                                                                                ================
 Effect of dilutive securities:
 options and warrants                                     --              --

 Diluted net loss per share:
 Loss applicable to common shareholders
    plus assumed conversions                          ($17,259)           4,535           ($3.81)
                                               ================  ===============  =================

                                                         For the Year Ended December 31, 1999
                                               ------------------------------------------------------
                                                    Income            Shares           Per Share
                                                  (Numerator)       (Denominator)        Amount
                                               -----------------------------------------------------
Net income                                            $3,239
Preferred stock dividends                                (50)
                                                    --------

 Basic net income per share:
 Income applicable to common shareholders              3,189               4,438         $0.72
                                                                                        ======
 Effect of dilutive securities:
 options and warrants                                    --                  52
                                                    --------            --------

 Diluted net income per share:
 Income applicable to common shareholders
    plus assumed conversions                          $3,189               4,490         $0.71
                                                    ========             =======        ======

                                                         For the Year Ended December 31, 1998
                                               -----------------------------------------------------
                                                    Income            Shares           Per Share
                                                  (Numerator)       (Denominator)        Amount
                                               ---------------     --------------     --------------
Net income                                            $4,908
Preferred stock dividends                               (497)
                                                     -------

 Basic net income per share:
 Income applicable to common shareholders              4,411               4,893         $0.90
                                                                                        ======
 Effect of dilutive securities:
 options and warrants                                     --                  33
                                                    --------            --------

 Diluted net income per share:
 Income applicable to common shareholders
    plus assumed conversions                          $4,411               4,926         $0.90
                                                     =======             =======        ======

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


Options to purchase 2,223,520 shares of common stock at a weighted average price of $5.55 per share were not included in the computation of diluted net loss per share in 2000 because the options' exercise price was either greater than the average market price of the common shares or the effect of exercise would be antidilutive.

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

Comprehensive Income (Loss)

The Company has no material components of other comprehensive income (loss) and accordingly, net income (loss) approximates comprehensive income (loss) for all periods presented.

New  Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is required for transactions entered into by the Company after December 31, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The effect of implementing FAS 133 on the Company's financial position or results of operations is not considered material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", which outlines the basic criteria which must be met to recognize revenue and provides guidance for presentation of revenue or for disclosure related to revenue recognition policies in financial statements filed with the SEC. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

3.   GAI Partnership

On September 30, 1999, the Company sold the entirety of its interest in the GAI Partnership to GA for a combination of cash, restricted securities of GA, convertible notes, and warrants. GA was in default of material obligations under the partnership agreement, including payment of past due royalties and other fees, which totaled $2,468 as of December 31, 1998. The Company reserved against all outstanding receivables during 1997, and, since that time, has recorded revenue attributable to the partnership on a cash basis only. The Company recorded income of $2,324 relating to the sale after having received a third-party valuation assessment of the value of the securities and convertible debt components of the settlement. During the fourth quarter of 2000 the Company reserved 100% of the common stock and convertible debt which it had received in consideration for the sale of its interest in the GAI Partnership to GA in 1999. The reserve was recorded as a result of the deterioration in GA's economic position, its reporting of significant continuing losses and its announcement during the first quarter of 2001 that it had sold its hardware and services business and would restructure the company.



4.   Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis.

The major components of inventories are as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


                                                      December 31,
                                           -----------------------------------
                                               2000                  1999
                                           ---------------         -----------
Raw materials and purchased components        $     8,006          $     11,620
Finished goods                                      1,233                 1,719
Demonstraton equipment                                 --                    51
Service parts                                         686                   361
                                           --------------          ------------
                                              $     9,925           $    13,751
                                           ==============          ============

5.   Property and Equipment

Property and equipment consists of the following:


                                                      December 31,
                                           -----------------------------------
                                              2000                  1999
                                          --------------         -------------
 Land                                        $     2,502          $      3,780
 Buildings and improvements                        6,544                 6,338
 Machinery                                         8,751                 6,239
                                          --------------          ------------
                                                  17,797           $    16,357
 Less accumulated depreciation
  and amortization                                 6,776                 5,370
                                          --------------          ------------
                                             $    11,021           $    10,987
                                          ==============          ============

6.   Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

                                         2000             1999             1998
                                      -------          -------          -------
Current:
  Federal                             $  (303)         $   221          $ 1,599
  State                                    --              273              618
                                      -------          -------          -------
                                         (303)             494            2,217
                                      -------          -------          -------
Deferred:
  Federal                                  14             (869)          (1,248)
  State                                    --               42             (220)
                                      -------          -------          -------
                                           14             (827)          (1,468)
                                      -------          -------          -------
                                      $  (289)         $  (333)         $   749
                                      =======          =======          =======


The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to operations before income taxes as a result of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


                                                           2000       1999       1998
                                                        -------    -------    -------
Federal income tax at statutory rate                    $(5,966)   $   988    $ 1,923
Utilization of prior year net operating
  loss carryforwards                                       --         --         (531)
State income taxes, net of federal income tax benefit      --          180        379
Reversal of prior year overaccruals                        --         (410)      --
Adjustment of deferred taxes as a result of tax
  examinations                                             --       (1,121)      --
Other, net                                                 (273)        30         37
Change in valuation allowance on deferred
  tax assets                                              5,950       --       (1,059)
                                                        -------    -------    -------
     Income tax expense (benefit)                       $  (289)   $  (333)   $   749
                                                        =======    =======    =======

The components of the net deferred tax assets and liabilities were as follows:

                                                            December 31,
                                                         ------------------
                                                           2000       1999
                                                         -------    -------
Current deferred tax assets:
  Inventory                                             $ 1,623    $ 1,701
  Accounts receivable                                       603        238
  Warranties                                                434        637
  Other                                                     479       --
  Less valuation allowance                                 (858)      --
                                                        -------    -------
     Total current deferred tax assets                  $ 2,281    $ 2,576
                                                        =======    =======
Noncurrent deferred tax assets - Goodwill
  and other                                             $ 1,414    $   821
Noncurrent deferred tax liabilities - Property
  and equipment                                            (746)    (1,102)
Net operating loss carryforwards                          4,424       --
Less valuation allowance                                 (5,092)      --
                                                        -------    -------
     Net noncurrent deferred tax liabilities            $  --      $  (281)
                                                        =======    =======


The Company has provided a valuation allowance against the portion of the net deferred tax assets that it currently estimates may not be realized.

7.   Debt

Long-term debt at December 31, 2000 and 1999 consisted of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                                                  2000      1999
                                                                -------   -------
Note payable to Independence Community Bank, bearing interest at 7.75% payable monthly, balloon payment of $5,417 due on
  or before July 1, 2009, collateralized by land and building   $ 6,118   $ 6,713
Note payable to Boca Research,bearing interest  at 6% payable quarterly, principal due on or before  March 6, 2002
  collateralized by equipment                                       625      --
Revolving loan (a)                                                6,773     5,500
Term loan  (b)                                                    1,267     3,000
Capital lease obligation                                            932       643
                                                                -------   -------
                                                                 15,715    15,856
Less current maturities on long-term debt                         2,273     1,650
                                                                -------   -------
                                                                $13,442   $14,206
                                                                =======   =======

a) Notes payable were $6,773 and $5,500 at December 31, 2000 and 1999 respectively , under a $15,000 revolving credit agreement with a bank syndicate for loans and letters of credit. The revolving credit agreement expires April 14, 2003. There was a letter of credit outstanding totaling $2,957 at December 31, 1999. Borrowing under the Revolving Loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. On April 17, 2001, the revolving line of credit was reduced from a maximum amount of $15,000 to $12,000. The maximum amount of additional credit available under the revolving loan at December 31, 2000 and December 31, 1999 was $1,848 and $2,043.

The commitment fee is 0.5% per year on the average daily unused principal balance of the revolving loan and the outstanding letters of credit. The weighted average interest rate on short-term borrowings was 9.4%, 9.1% and 9.1% for the years ended December 31, 2000, 1999 and 1998, respectively.

For the quarter ending December 31, 2000, the Company violated certain financial covenants as defined in the revolving credit agreement. On April 17, 2001, the Company obtained waivers from the bank syndicate of the covenant violations and negotiated new covenants for the remainder of the agreement.

b) At December 31, 2000 the Company had outstanding a term loan with Chase Manhattan Bank in the amount of $1,267, the principal of which is due in equal monthly installments through December 31, 2001.

With respect to both the revolving and term loans:

   At the option of the Company, the interest rate is prime plus 1.25% or LIBOR plus 2.5%, the latter of which was the lower rate at 9.5% at December 31, 2000. At December 31, 2000, the Company had in place interest rate swap agreements in the amount of $6,750 at an effective average interest rate of 9.1%.

Boundless is prohibited from declaring or paying dividends on its stock, or redeeming or otherwise acquiring any class of capital stock during the term of the agreements without obtaining bank approval. The maximum aggregate amount that Boundless may loan or advance to the Company in a fiscal year is $500 less the total cash dividend Boundless paid to the Company in that year. The agreements require the Company to make contingent payments on the term loan should the Company obtain equity financing above a certain level by issuing stock.

With the exception of the Company's manufacturing facility in Hauppauge, NY, which is pledged as collateral against the note payable to Independence Community Bank, substantially all other assets of the Company are pledged as collateral against the revolving and term loans, including the common stock of Merinta held by the Company.

Aggregate debt scheduled maturities at December 31, 2000 were as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


2001                                  $ 2,273
2002                                      611
2003                                    7,025
2004                                      113
2005                                      122
2006-2009                               5,571
                                     --------
                                     $ 15,715
                                     ========

8.   Equity

At December 31, 2000 and 1999, stockholders' equity consisted of the following:

                                                          2000        1999
                                                      --------    --------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                             $   --      $   --
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 4,630,160 and 4,457,662 shares issued
  at December 31, 2000 and 1999, respectively               46          45
Additional paid-in capital                              34,102      32,508
Accumulated deficit                                    (28,397)    (11,138)
                                                      --------    --------
     Total stockholders' equity                       $  5,751    $ 21,415
                                                      ========    ========

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

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". During the years ended December 31, 2000, 1999 and 1998, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

The Company follows the disclosure requirements of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net income applicable to common stockholders and net income per share as if compensation cost for the Company's employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998 as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)



1.   Dividend yield of 0% for all years

2.   Expected volatility of 50% in 2000, 50% in 1999 and 59.1% in 1998

3. Risk-free interest rates ranging from 5.07% to 5.48% in 2000, 5.65% to 6.72% in 1999 and 4.58% to 4.91% in 1998

4.   Expected term of 3 years in 2000, 3 to 4 years in 1999 and 3 years in 1998.


Under the accounting provisions of SFAS No. 123, the Company's net income applicable to common stockholders and net income per share would have been increased to the pro forma amounts indicated below:


                                                            2000         1999        1998
                                                      ----------    ---------   ---------
Net income (loss) applicable to common shareholders
  As reported                                         $  (17,259)   $   3,189   $   4,411
  Under SFAS No. 123                                     (18,005)       2,315       3,394

Net income(loss) per share
  As reported - basic                                 $    (3.81)  $    0.72    $    0.90
  As reported - diluted                                    (3.81)       0.71         0.90
  Under SFAS No. 123 - basic                               (3.97)       0.52         0.69
  Under SFAS No. 123 - diluted                             (3.97)       0.51         0.69


A summary of the status of the Company's stock options and warrants as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


Options - Boundless Corporation                                    2000                               1999
                                                      ----------------------------        -------------------------------
                                                                          Weighted
                                                                          Average                            Weighted
                                                                          Exercise                            Average
                                                        Shares            Price             Shares         Exercise Price
                                                      ----------          ---------       ----------       --------------
Outstanding at beginning of year                      1,395,765           $5.70              923,716           $ 8.26
  Granted                                               417,000            2.76              705,360             5.13
  Exercised                                            (161,539)          (8.67)             (29,053)           (5.60)
  Forfeited                                            (105,048)          (5.90)            (204,258)          (15.30)
                                                      ---------           -----           ----------           ------
Outstanding at end of year                            1,546,178           $4.61            1,395,765           $ 5.70
                                                      =========           =====           ==========           ======
Options exercisable at end of year                    1,052,441           $4.49              661,563           $ 6.47
                                                      =========           =====           ==========           ======
Weighted average fair value
  of options granted during the year                                      $1.22                                $ 2.47
                                                                          =====                                ======



                                                               1998
                                               ---------------------------------
                                                                Weighted Average
                                                  Share          Exercise Price
                                               -----------      ----------------
Outstanding at beginning of year                 698,798           $ 11.98
  Granted                                        723,885              5.51
  Exercised                                           --                --
  Forfeited                                     (498,967)            (9.53)
                                                --------           --------
Outstanding at end of year                       923,716           $  8.26
                                                ========           ========
Options exercisable at end of year               617,131           $  9.80
                                                ========           ========
Weighted average fair value
  of options granted during the year                               $  2.51
                                                                   ========



Warrants- Boundless Corporation                           2000                                     1999
                                        ----------------------------------------- -----------------------------------------
                                                                Weighted Average                         Weighted Average
                                                Shares          Exercise Price           Shares          Exercise Price
                                        ----------------------- ----------------- -------------------  --------------------
Outstanding at beginning of year               640,058             $ 7.85               534,492             $ 8.27
  Granted                                       70,000               7.19               117,340               7.80
  Exercised                                    (31,375)             10.00                    --                 --
  Forfeited                                     (1,341)            (12.96)              (11,774)            (26.08)
                                               -------             ------               -------             ------
Outstanding at end of year                     677,342             $ 7.67               640,058             $ 7.85
                                               =======             ======               =======             ======
Warrants exercisable at end of year            657,342             $ 7.67               572,718             $ 7.64
                                               =======             ======               =======             ======
Weighted average fair value
  of warrants granted during the year                              $ 2.60                                   $ 2.32
                                                                   ======                                   ======

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)




                                                                1998
                                                     ---------------------------
                                                                Weighted Average
                                                     Shares      Exercise Price
                                                     ------     ---------------
Outstanding at beginning of year                     475,609       $14.56
  Granted                                            150,826         5.82
  Exercised                                               --           --
  Forfeited                                          (91,943)      (36.75)
                                                    --------       ------
Outstanding at end of year                           534,492       $ 8.27
                                                    ========       ======
Warrants exercisable at end of year                  534,492       $ 8.27
                                                    ========       ======
Weighted average fair value
  of warrants granted during the year                              $ 1.86
                                                                   ======


Options- Merinta                                               2000
                                                   -----------------------------
                                                                Weighted Average
                                                     Shares      Exercise Price
                                                     ------     ---------------
Outstanding at beginning of year                          --       $  0.00
  Granted                                          2,319,258          0.11
  Exercised                                               --            --
  Forfeited                                         (331,250)         0.04
                                                   ---------       -------
Outstanding at end of year                         1,988,008       $   .12
                                                   =========       =======



The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2000:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                                                                Weighted
                                                Number         Weighted          Average            Number
                                             Outstanding at     Average         Remaining        Exercisable at
                                              December 31,     Exercise      Contractual Life     December 31,
        Options - Boundless Corp.                2000            Price          (Years)               2000
                                           -------------------------------------------------------------------
                                                    220,000         $ 1.50              4.99          220,000
                                                    206,113           3.63              3.40          140,592
                                                    182,836           4.43              4.11           38,480
                                                    150,753           4.88              2.42          100,393
                                                    279,166           5.00              3.14          130,741
                                                     97,915           5.30              3.26           49,795
                                                    330,185           5.63              1.54          315,550
                                                     43,210           7.58              3.25           20,890
                                                     30,000          10.30              1.25           30,000
                                                      6,000          15.70              1.97            6,000
                                           ----------------   ------------   ---------------   --------------
                                                  1,546,178         $ 4.61              3.11        1,052,441
                                           ================   ============   ===============   ==============

                                                Number         Weighted          Average            Number
                                             Outstanding at     Average         Remaining        Exercisable at
                                              December 31,     Exercise      Contractual Life     December 31,
        Warrants - Boundless Corp.                2000            Price          (Years)               2000
                                           -------------------------------------------------------------------
                                                    150,000         $ 5.80              4.38          150,000
                                                    307,502           7.50              3.95          307,502
                                                     20,000           7.97              3.48               --
                                                     50,000           6.88              4.40           50,000
                                                      2,500          18.40              3.95            2,500
                                                     30,000          18.60              1.39           30,000
                                                     35,000           4.50              3.28           35,000
                                                     15,000           7.00              3.28           15,000
                                                     67,340           9.69              2.92           67,340
                                           ----------------   ------------   ---------------   --------------
                                                    677,342         $ 7.67              3.80          657,342
                                           ================   ============   ===============   ==============

                                                Number         Weighted          Average            Number
                                             Outstanding at     Average         Remaining        Exercisable at
                                              December 31,     Exercise      Contractual Life     December 31,
        Options - Merinta                        2000            Price          (Years)               2000
                                           -------------------------------------------------------------------
                                                  1,213,008         $ 0.02              3.00               --
                                                     30,000           0.10              3.30               --
                                                     15,000           0.20              3.60               --
                                                    715,000           0.25              3.75               --
                                                      5,000           0.25              3.67               --
                                                     10,000           2.89              3.90               --
                                           ----------------   -------------  ---------------   --------------
                                                  1,988,008         $ 0.12              3.40               --
                                           ================   ============   ===============   ==============

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


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

In March 1999, the Company granted to Donald Norman, a member of the Company's Board of Advisors, 10,000 options to purchase shares of Common Stock at $4.25 per share for consulting services and the Company recorded an expense of $20 for the grant.

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

In May 1999 the Company granted 20, 000 options to purchase shares of Common Stock at $4.25 per share to The Investor Relations Group for consulting services and the Company recorded an expense of $37 for the grant.

In May 1999 the Company granted 16,418 options to purchase shares of Common Stock at $4.213 per share to Charles Dickerson for consulting services and the Company recorded an expense of $22 for the grant.

In July 1999 the Company granted 20,000 options to purchase shares of Common Stock at $5.813 per share to Nate Kemler for consulting services and the Company recorded an expense of $21 for the grant.

In September 1999 the Company granted 35, 000 options to purchase shares of Common Stock at $4.125 per share for consulting services and the Company recorded an expense of $63 for the grant.

In November 1999 the Company granted 67,340 options to purchase shares of Common Stock at $9.69 per share to Stern Stewart, a consulting services firm and the Company recorded an expense of $150 for the grant.

In January 2000, the Company granted 60,000 options to purchase shares of Merinta's Common Stock to 3 financial advisors for services rendered and the Company recorded an expense of $1 for the grant.

In May 2000, the Company granted a warrant to purchase 50,000 shares of Common Stock at $6.88 per share to Chase Manhattan Bank for bank fees and the Company recorded an expense of $ 137 for the grant.

In June 2000, the Company granted a warrant to purchase 20,000 shares of Common Stock at $7.97 per share to Stern Stewart, a consulting services firm and the Company recorded an expense of $ 47 for the grant.

In October 2000, the Company granted 20,000 options to purchase shares of Merinta's Common Stock to 2 financial advisors for services rendered and the Company recorded an expense of $5 for the grant.

In October 2000, the Company granted 25,000 options to purchase shares of Merinta's Common Stock to outside legal counsel for services rendered and the Company recorded an expense of $6 for the grant.


The warrants issued to non-employees were recorded based on the fair values of the warrants on the grant date, using the Black-Scholes option-pricing model.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


10.  Related Party Transactions

In April 1997, the Company signed a consulting agreement with Morgan Kent Group, a stockholder of the Company, under which the Company agreed to pay Morgan Kent Group $20 per month to provide financial advisory services. In October 1997, the Company prepaid this fee in the amount of $380 for services to be rendered in October 1997 and thereafter. Expenses for 1998 under this agreement were $240.

On July 18, 1997, Morgan Kent Group issued to the Company a promissory note in the amount of $50, bearing interest at the rate applicable to the Company under its revolving credit line, in consideration for a loan made by the Company. The first interest payment is due one year following the execution of the note and quarterly thereafter. The note, which was originally due and payable July 18, 1999, was extended to July 2001.

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

Mr. Maysonave was granted options on February 18, 1999, to purchase 15,000 shares of Common Stock at $5.00 per share that expire in February 2004. The options vest over a four-year period as follows- 25% following the first anniversary of the date of grant and pro rata over the remaining three-year period. The options granted to Mr. Maysonave were for consulting services provided to the Company, and the Company recorded an expense of $40,000 related to the grant. On September 17, 1999, Mr. Maysonave was granted 15,000 options to purchase shares of Common Stock at $4.125 per share that expire September 2004. The 15,000 options were granted for services Mr. Maysonave provided as a consultant to the Company and vested immediately on the date of grant. The Company recorded an expense of $25,000 relating to the grant of the 15,000 options. In addition, the Company recorded as expense $150,000 paid to Mr. Maysonave relating to Mr. Maysonave's consulting services to the Company throughout 1999 and $38,519 for services rendered in 2000.

During April 1999 the Company entered into a one-year consulting agreement with CrossRoads Capital Corporation ("Cross Roads") to receive from Cross Roads financial advisory and investment banking services. Cross Roads is headed by Mr. Fred Schulman, President, who also is President of the Morgan Kent Group. Fees associated with this contract for the services provided by CrossRoads amounted to $10,000 per month. During March 2000 the consulting agreement was extended for an additional one-year period. The Company paid to Cross Roads $90,000 and $120,000 in 1999 and 2000, respectively, under the financial advisory and investment banking services agreement.

During 1999, Boundless Manufacturing issued shares of its common stock as follows: 400 shares (12.5% of the outstanding) to each of Joseph Joy and Anthony Giovaniello for $5.00 per share, 320 shares (10% of the outstanding) to each of
J. Gerald Combs and Jeffrey Moore upon their exercise of employee stock options at an exercise price of $5.50 per share, and 1,760 shares (55% of the outstanding) to the Company. Pursuant to their employment agreements, Mr. Joy and Mr. Giovaniello will have the option, upon attainment of certain defined performance standards, to convert their shares of Boundless Manufacturing into up to an aggregate of 300,000 shares of the Company's Common Stock. See "Executive Compensation Employment Agreements and Change-in-Control Arrangements" for terms of Boundless' employment agreements with Messrs. Joy and Giovaniello. The Company has allocated 160 shares of its Boundless Manufacturing common stock for future issuance under Boundless Manufacturing's incentive plan.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


During 1999, Merinta adopted an incentive plan and reserved 30% of its common stock for issuance under the plan. Each of Mr. Combs and Mr. J. Moore in 1999 exercised Merinta employee stock options previously issued to him and, as a result, each was issued shares representing 6.5% of Merinta's common stock. Boundless Manufacturing and Merinta received third party fairness opinions before granting options to Messrs. Combs and Moore.

In June 2000 the Company retained Cross Roads for the purpose of providing investor relations services. The agreement, which terminated December 31, 2000, called for fees of $150,000 plus expenses. The Company paid to Cross Roads $133,500 in 2000 under the investor relations services agreement.

11.  Commitments

Leases

The Company leases certain manufacturing, sales and administrative facilities and office equipment under operating lease agreements, which expire at various times through May 2003. The most significant leases are for the Company's facility in Boca Raton, Florida which expires in September 2005 with a total outstanding commitment of $2,371 and for the Merinta facility in Austin , Texas which expires in December 2005 with a total outstanding commitment of $1,915. Total rent expense was $935, $825, and $680 in 2000, 1999 and 1998, respectively.

Future minimum rental commitments as of December 31, 2000 were as follows:

2001                                    $       1,197
2002                                            1,145
2003                                            1,132
2004                                            1,152
2005                                              841
                                        -------------
                                        $       5,467
                                        =============
Other Commitments

The Company has entered into employment agreements with certain of its executive officers. The contracts vary in duration, with July 1, 2003 being the latest expiration date. In total, the current annual salary called for during the terms of the agreements amounts to $965,000, adjusted on an annual basis at the discretion of the Compensation Committee of the Board of Directors. The agreements call for annual bonuses, of varying amounts, also awarded at the discretion of the Chief Executive Officer/Chairman of the Board of Directors or, in the case of the employment agreements with the Chairman and Vice Chairman of the Board of Directors, the Compensation Committee of the Board of Directors.

12.  Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably.

An action was commenced by Kareem Mangaroo, employed by Boundless Technologies between February 1994 and April 1999 as a material handler, ("Plaintiff") on February 5, 2001, against Boundless Technologies, Boundless Corporation, and four employees of the Company (Joseph Gardner, its CFO, Michelle Flaherty, formerly manager of Human Resources, Thomas Iavarone, director of Logistics, and Anthony San Martin, manager of Shipping), seeking damages for the unlawful termination of Plaintiff's employment in violation of Plaintiff's rights under Title VII of the Civil Rights Act of 1964, as amended; the Equal Protection Clause and Due Process Clause, pursuant to the Civil Rights Act of 1886, as amended, 42 U.S.C. ss. 1981; and for damages as a result of the conspiratory actions of defendants to deprive Plaintiff of his equal protection and due process rights pursuant to 42 U.S.C. ss. 1985 and for violation of Plaintiff's rights under the Employee Retirement Income Security Act 29 U.S. C. ss.1001. Plaintiff further alleges claims under State law for breach of contract. The verified complaint was filed in the United States District Court, Eastern District of New York. Plaintiff seeks (i) compensatory damages of $1 million from each of Boundless Technologies and four employees of the company (jointly and severally), (ii) punitive damages of $2 million from each of Boundless Technologies, the Company, and four employees of the Company (jointly and severally), (iii) $1 million against Boundless Technologies for breach of contract, and (iv) the value of forfeited options, attorney's fees, costs of the action and other relief as the court deems necessary.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)



The Company intends to vigorously defend this suit since it believes that it has meritorious defenses to the action. As of March 23, 2001, the Company was in process of answering this complaint.

An action was commenced by Donald W. Lytle ("Plaintiff") on February 8, 2001, against Boundless Technologies, Inc., GN Netcom, Inc., Portal Connect, Inc., and Wholesale Audio Video, Inc. in the Iowa District Court, Johnson County; Law No. LACU061503 alleging negligence and products liability resulting in injuries to Plaintiff's hearing as a result of the use of the products. Plaintiff is suing for unspecified damages. Document requests have been served on Plaintiff; however, to date, no documents have yet been produced and no other discovery has taken place.

13.  Segment Reporting and Geographic Information

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

Information for the current year by business segment is presented below (in thousands):



                                                             Boundless      Boundless
For the year ended                               Elimi-      Technol-       Manufact-
December 31, 2000                     Total      nations     ogies/Corp.    uring       Merinta
--------------------------------   --------     --------     ------------   --------    --------
 Customer Revenue                  $ 71,369                     $ 55,665    $  8,879    $  6,825
 Intercompany Revenue                           $(41,649)                     41,649
                                   --------     --------     ------------   --------    --------
Total Revenue                      $ 71,369     $(41,649)       $ 55,665    $ 50,528    $  6,825
                                   ========     ========     ===========    ========    ========
Gross Margin                       $ 11,364                     $ 16,183    $   (683)   $ (4,136)
                                   ========                  -----------    --------    --------
Gross Margin percent                   15.9%                        29.1%       (1.4)%     (60.6)%
                                                             ===========    ========    ========

Operating income (loss)            $(16,135)                    $  3,178    $ (3,578)   $(15,735)
                                   ========                 ============    ========    ========

Total assets by business segment   $ 46,829                     $ 18,601    $ 20,337    $  7,891
                                   ========                 ============    ========    ========

Foreign sales were approximately $18,280, $28,069 and $29,544 for 2000, 1999 and 1998, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:


                                                   2000        1999        1998
                                                   ----        ----        ----

United Kingdom                                        7%         14%         11%
Other European countries                             13%         16%         17%
Other foreign countries                               6%          5%          5%
                                                   ----        ----        ----
     Total                                           26%         35%         33%
                                                   ====        ====        ====

All significant long-lived assets of the Company are in the United States.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


14.  Defined Contribution Plan

The Company provides a 401(k) retirement savings plan (the "401(k) Plan") for its full-time employees. Under the provisions of the 401(k) Plan, each participant may elect to contribute up to 15% of his or her annual salary. At its discretion, the Company may make contributions to the 401(k) Plan. During the years ended December 31, 2000, 1999 and 1998 the Company made contributions of $173, $70 and $69.

15.  Selected Quarterly Financial Data - (unaudited)

Provided below is the selected unaudited quarterly financial data from 2000 and 1999. The underlying per share information is calculated from the weighted average shares outstanding each quarter, which may fluctuate. Therefore, the sum of the quarters per share information may not equal the total year amounts.

Net loss for the three months ended December 31, 2000 reflects a reserve of $824 against the value of debt and equity securities of General Automation, Inc., amortization of goodwill of $185 related to the change to a 3 year remaining useful life and $2,324 related to reserves and accruals associated with Merinta's transactions with Internet Appliance Network, Inc.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


                                                                For the three months ended
                                                 December 31,    September 30,       June 30,          March 31,
                                           ----------------------------------------------------------------------
                                                 2000               2000               2000            2000
                                           -----------------  -----------------  ---------------- ---------------
Net revenue                                        $ 15,179           $ 16,047          $ 23,408        $ 16,735
Cost of product sold and services                    13,058             13,530            20,368          13,049
Gross profit                                          2,121              2,517             3,040           3,686
Net loss                                             (6,328)            (4,410)           (3,801)         (2,720)


Per share amounts:
Basic loss per common share                        $  (1.37)          $  (0.97)         $  (0.84)       $  (0.61)
Diluted loss per common share                      $  (1.37)          $  (0.97)         $  (0.84)       $  (0.61)


                                                                 For the three months ended
                                                 December 31,    September 30,       June 30,          March 31,
                                           ----------------------------------------------------------------------
                                                 1999               1999               1999            1999
                                           -----------------  -----------------  ---------------- ---------------

Net revenue                                        $ 19,254           $ 19,970          $ 20,230        $ 21,056
Cost of product sold and services                    13,088             14,011            14,709          14,890
Gross profit                                          6,166              5,959             5,521           6,166
Net income                                            1,245              1,243                62             689


Per share amounts:
Basic earnings per common share                    $   0.28           $   0.28          $   0.01        $   0.14
Diluted earnings per common share                  $   0.27           $   0.28          $   0.01        $   0.14

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                    December 31,
                                                        -----------------------------------
                            ASSETS                          2000                   1999
                                                        ------------           ------------
Current assets:
  Cash and cash equivalents                               $     20                $    500
  Accounts receivable                                           66                      50
  Other current assets                                          --                      12
                                                          --------                --------
    Total current assets                                        86                     562
Investment in subsidiaries                                   6,470                  21,461
  Other assets                                                  --                       6
                                                          --------                --------
                                                          $  6,556                $ 22,029
                                                          ========                ========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        805                     614
                                                          --------                --------
    Total current liabilities                                  805                     614
                                                          --------                --------
    Total liabilities                                          805                     614
                                                          --------                --------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                       --                      --
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 4,630,160 and 4,457,662 shares issued
  at December 31, 2000 and 1999, respectively                   46                      45
Additional paid-in capital                                  34,102                  32,508
Accumulated deficit                                        (28,397)                (11,138)
                                                          --------                --------
    Total stockholders' equity                               5,751                  21,415
                                                          --------                --------
                                                          $  6,556                $ 22,029
                                                          ========                ========


            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
                                 (In thousands)

                                          December 31,
                                    ------------------------
                                    2000      1999     1998
                                   ------    ------   ------
Expenses:
  General and administrative       $  659    $  775  $   684
  Interest                            (35)        5       32
  Other charges                        --       153      510
                                   ------    ------   ------
                                      624       933    1,226
                                   ------    ------   ------
Loss before income taxes
 and other items below               (624)     (933)  (1,226)
 Income tax credit                     --       317      162
                                   ------    ------  -------
Loss before equity in income
(loss) of consolidated
subsidiaries                         (624)     (616)  (1,064)
Equity in income (loss)
of consolidated subsidiaries,
net of preferred stock
dividend of $0, $50
and $497 in 2000,
1999 and 1998                     (16,635)    3,805    5,475
                                   ------    ------   ------
Net income (loss)
applicable to common
stockholders                      (17,259)  $ 3,189   $4,411
                                  =======   =======   =======

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
                                 (In thousands)



                                                                                    December 31,
                                                                           -----------------------------
                                                                              2000       1999       1998
                                                                           -------    -------    -------
Net cash flows provided by (used in) operating activities                  $  (234)   $ 4,497    $ 5,050
Cash flows from investing activities:
  Investments in subsidiaries                                               (1,644)    (4,161)    (1,550)
                                                                           -------    -------    -------
    Net cash used in investing activities                                   (1,644)    (4,161)    (1,550)
Cash flows from financing activities:
  Purchase and retirement of common stock                                       --         --     (3,500)
  Proceeds from issuance of common stock                                     1,398        164         --
                                                                           -------    -------    -------
    Net cash provided by (used in) financing activities                      1,398        164     (3,500)
                                                                           -------    -------    -------
Net increase (decrease) in cash and cash equivalents                          (480)       500         --
Cash and cash equivalents at beginning of year                                 500         --         --
                                                                           -------    -------    -------
Cash and cash equivalents at end of year                                   $    20    $   500    $    --
                                                                           =======    =======    =======
Non-cash transactions:
  Options, warrants and common stock issued for services                       197        504        339
  Issuance of common stock for preferred dividend of subsidiary                 --         --       (497)



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        For the Years Ended December 31,



                           Balance at
                          Beginning of                                       Balance at
      Description           Period        Additions          Deductions     End of Period
------------------------  ------------   --------------  ----------------  --------------
Allowances:
 Doubtful accounts:
         2000               $  627        $ 1,046             $  85  (A)      $ 1,588
         1999                  489            380               242  (A)      $   627
         1998                  284            209                 4  (A)          489
 Inventory reserves:
         2000                2,920            844              (544) (B)        4,308
         1999                3,273            340               693  (B)        2,920
         1998                3,996            808             1,531  (B)        3,273
 Impairment reserves:
         2000                   --            824(C)             --               824
         1999                   --             --                --                --
         1998                   --             --                --                --






(A) Includes accounts written off during the period.
(B) Includes inventory written off during the period.
(C) Relates to other assets.

                              BOUNDLESS CORPORATION

                           INDEX OF EXHIBITS ATTACHED


Exhibit No.              Description of Exhibits
-----------              -----------------------

10(c)                    Registrant's 2000 Incentive Plan.

10(l) Employment Agreement, dated March 1, 2000, among Registrant, Boundless Technologies, Inc.
                                and James Gerald Combs.

10(m)                    Employment Agreement, dated March 1, 2000, among
                                Registrant, Boundless Technologies, Inc.
                                and Jeffrey K. Moore.

10(n)                    Second Amended and Restated Credit Agreement and
                                Guaranty (plus exhibits thereto) dated as of May 25, 2000 among Boundless Technologies, Inc., Boundless Manufacturing Services, Inc. and Merinta as co-borrowers, Boundless Acquisition Corp. and Boundless Corporation, as guarantors, and The Chase Manhattan Bank, Silicon Valley Bank and National Bank of Canada as the Banks and The Chase Manhattan Bank, as Administrative Agent for the Banks.

10(o)                    First Amendment, dated as of July 31, 2000, to Second
                                Amended and Restated Credit Agreement
                                and Guaranty with Chase.

10(p)                    Second Amendment, dated as of November 7, 2000, to
                                Second Amended and Restated Credit
                                Agreement and Guaranty with Chase.

10(q)                    Third Amendment, dated as of November 16, 2000, to
                                Second Amended and Restated Credit
                                Agreement and Guaranty with Chase.

10(r)                    Form of Warrant issued in 2000 by Merinta Inc. to
                                Registrant's lenders for the purchase of Merinta common stock.

10(t)                    Common Stock Purchase Warrant, dated as of May 25,
                                2000, issued to Chase Manhattan Bank for the purchase of Registrant's common stock.

10(u)                    Merinta Inc.'s Amended and Restated Certificate of
                                Incorporation, effective November 6, 2000, including the terms of Merinta's Series A Convertible Preferred Stock issued to National Semiconductor Corporation.

23                       Consent of BDO Seidman, LLP.