Form 10-Q
period 2001-03-31
BOUNDLESS CORP
filed 2001-05-15
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001


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

Yes [X]   No [_]


As of April 2, 2001, the Registrant had approximately 4,740,160 shares of Common Stock, $.01 par value per share outstanding.


                                     1 of 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
   December 31, 2000...........................................................3

Consolidated Statements of Operations and Comprehensive Loss (unaudited)
   for the three months ended March 31, 2001 and 2000..........................4

Consolidated Statements of Cash Flows (unaudited)
   for the three months ended March 31, 2001 and 2000..........................5

Notes to Consolidated Financial Statements (unaudited).........................6


                                    2 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS
                                                                                     March 31,       December 31,
                                                                                        2001             2000
                                                                                      --------         --------
Current assets:                                                                     (unaudited)
   Cash and cash equivalents ................................................         $    133         $  3,697
   Trade accounts receivable, net ...........................................            9,808            9,478
   Income tax refund ........................................................              303              303
   Inventories ..............................................................            9,597            9,925
   Deferred income taxes ....................................................            2,281            2,281
   Prepaid software license fees ............................................               54            1,777
   Prepaid expenses and other current assets ................................              299              377
                                                                                      --------         --------
      Total current assets ..................................................           22,475           27,838
Property and equipment, net .................................................           10,615           11,021
Goodwill, net ...............................................................            4,554            5,009
Prepaid software license fees ...............................................               --            1,914
Other assets ................................................................              531            1,047
                                                                                      --------         --------
                                                                                      $ 38,175         $ 46,829
                                                                                      ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ........................................         $  1,950         $  2,273
   Accounts payable .........................................................           10,600           11,829
   Accrued expenses and other current liabilities ...........................            8,082            7,547
   Deferred revenue .........................................................              280              308
   Net liabilities of discontinued operations ...............................            1,927               --
                                                                                      --------         --------
      Total current liabilities .............................................           22,839           21,957
                                                                                      --------         --------
Long-term liabilities:
   Long-term debt, less current maturities ..................................           14,124           13,442
   Other ....................................................................              727              679
                                                                                      --------         --------
      Total long-term liabilities ...........................................           14,851           14,121
                                                                                      --------         --------
      Total liabilities .....................................................           37,690           36,078

Minority interest ...........................................................               --            5,000
                                                                                      --------         --------

Stockholders' equity:
   Preferred stock ..........................................................               --               --
   Common stock .............................................................               47               46
   Additional paid-in capital ...............................................           34,326           34,102
   Accumulated deficit ......................................................          (33,783)         (28,397
   Accumulated other comprehensive loss .....................................             (105)              --
                                                                                      --------         --------
      Total stockholders' equity ............................................              485            5,751
                                                                                      --------         --------
                                                                                      $ 38,175         $ 46,829
                                                                                      ========         ========

See accompanying notes to condensed consolidated financial statements


                                    3 of 18

                          BOUNDLESS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2001          2000
                                                         ---------    ---------
                                                               (unaudited)
Revenue ..............................................   $  12,989    $  16,733
Cost of revenue ......................................      11,441       12,830
                                                         ---------    ---------
           Gross margin ..............................       1,548        3,903
                                                         ---------    ---------
Operating expenses:
   Sales and marketing ...............................       1,772        1,659
   General and administrative ........................       1,847        1,581
   Research and development ..........................         401          351
   Other charges .....................................          22            6
                                                         ---------    ---------
      Total operating expenses .......................       4,042        3,597
                                                         ---------    ---------
           Operating income (loss) ...................      (2,494)         306
   Interest expense, net .............................         426          155
                                                         ---------    ---------
Income (loss) before income taxes ....................      (2,920)         151
Income tax expense ...................................          --           --
                                                         ---------    ---------
Income (loss) before discontinued operations .........      (2,920)         151
Loss from discontinued operations ....................      (2,466)      (2,871)
                                                         ---------    ---------
Net (loss) ...........................................   $  (5,386)   $  (2,720)
                                                         =========    =========
Other Comprehensive Loss:
   Cumulative effect of adoption of FAS 133 ..........         (30)          --
   Cash flow hedges ..................................         (75)          --
                                                         ---------    ---------
      Other comprehensive (loss) .....................        (105)          --
                                                         ---------    ---------
Total comprehensive (loss) ...........................   $  (5,491)   $  (2,720)
                                                         =========    =========
Weighted average common shares outstanding ...........       4,667        4,491
                                                         =========    =========
Basic net income (loss) per common share:

   Continuing operations .............................       (0.63)        0.03
   Discontinued operations ...........................       (0.53)       (0.64)
                                                         ---------    ---------
Basic net income (loss) per common share .............   $   (1.16)   $   (0.61)
                                                         =========    =========
Weighted average dilutive shares outstanding .........       4,667        4,491
                                                         =========    =========
Diluted net income (loss) per common share
   Continuing operation ..............................       (0.63)        0.03
   Discontinued operation ............................       (0.53)       (0.64)
                                                         ---------    ---------
Diluted net income (loss) per common share ...........   $   (1.16)   $   (0.61)
                                                         =========    =========


See accompanying notes to condensed consolidated financial statements


                                    4 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                      For the Three Months Ended March 31,


                                                                                       2001          2000
                                                                                     -------       -------
                                                                                   (unaudited)   (unaudited)
Cash flows from operating activities:
   Net
   (loss) ......................................................................     $(5,386)      $(2,720)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
      Net loss from discontinued operations ....................................       2,466         2,871
      Depreciation and amortization ............................................         888           632
      (Gain) loss on the disposition of assets .................................           5             2
      Deferred revenue .........................................................         (28)           19
      Provision for doubtful accounts ..........................................          33            (3)
      Provision for excess and obsolete inventory ..............................          (3)           61
   Changes in assets and liabilities:
      Trade accounts receivable ................................................        (556)           92
      Income tax refunds .......................................................          --           833
      Inventories ..............................................................         331        (2,053)
      Other assets .............................................................         193          (938)
      Accounts payable and accrued expenses ....................................       1,471         2,602
      Net change in assets and liabilities of discontinued operations ..........      (3,386)       (2,871)
                                                                                     -------       -------
Net cash  (used in) operating activities .......................................      (3,972)       (1,473)
                                                                                     -------       -------
Cash flows from investing activities:
   Capital expenditures ........................................................        (177)       (1,954)
                                                                                     -------       -------
Net cash (used in) investing activities ........................................        (177)       (1,954)
                                                                                     -------       -------
Cash flows from financing activities:
   Proceeds from exercise of stock options .....................................          --         1,259
   Net proceeds from issuance of debt ..........................................         936         1,800
   Payments on loans payable and capital leases ................................        (577)         (404)
   Proceeds from issuance of common stock ......................................         226            --
                                                                                     -------       -------
Net cash provided by financing activities ......................................         585         2,655
                                                                                     -------       -------
Net (decrease) in cash and cash equivalents ....................................      (3,564)         (772)
Cash and cash equivalents at beginning of year .................................       3,697         1,285
                                                                                     -------       -------
Cash and cash equivalents at end of period .....................................     $   133       $   513
                                                                                     =======       =======
Cash paid for:
   Interest ....................................................................         260           309
   Taxes .......................................................................          11            38


See accompanying notes to condensed consolidated financial statements


                                    5 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

1.   Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Background

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

Boundless Technologies principally designs, sells and supports (i) desktop computer display terminals, which generally do not have graphics capabilities, ("General Display Terminals"); (ii) thin client desktop display devices which enable access to Windows(R) computing environments ("Windows(R)-based Terminals" or "WBTs") and supporting software; and (iii) other products that are used in multi-user computing environments.

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

Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of March 31, 2001, the Company owned approximately 55% of the outstanding shares of common stock of this subsidiary. Boundless Manufacturing operates from state-of-the-art ISO 9002 certified manufacturing facilities in Hauppauge, NY, and Boca Raton, FL, and will acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, PCBA assembly and test, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and The Netherlands.

Boundless Manufacturing is focused on delivering a level of service and commitment, to both middle-market OEMs, and start-up companies, that is currently only available to top


                                    6 of 18
tier customers from the larger EMS companies. Boundless Manufacturing will develop relationships with those OEMs and ODMs whose supply chains can be completed or complemented by the company's unique capabilities, and diversify revenue risk by winning customers in several vertical markets including data storage, public and premise telco, office technology products, industrial controls and custom or embedded "PC" applications.

On May 11, 2001, management decided to discontinue Merinta. See Note 8.


3.   Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                                                                March 31,             December 31,
                                                                                                   2001                   2001
                                                                                               ------------           ------------
Raw materials and purchased components ...............................................         $      7,808           $      8,006
Finished goods .......................................................................                1,112                  1,233
Service parts ........................................................................                  677                    686
                                                                                               ------------           ------------
Total inventories ....................................................................         $      9,597           $      9,925
                                                                                               ============           ============


4.  Equity

At March 31, 2001 and December 31, 2000 stockholders' equity consisted of the following:

                                                                                                March 31,             December 31,
                                                                                                   2001                   2001
                                                                                               ------------           ------------
Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, none issued ..........................................................         $         --           $         --
Common Stock, $0.01 par value, 1,000,000 shares
    authorized, 4,740,160 and 4,630,160 shares issued
    at March 31, 2001 and December 31, 2000, respectively ............................                   47                     46
Additional paid-in capital ...........................................................               34,326                 34,102
    Accumulated devicit ..............................................................              (33,783)               (28,397)
    Accumulated other comprehensive loss .............................................                 (105                     --
                                                                                               ------------           ------------
    Total stockholders' equity .......................................................         $        485           $      5,751
                                                                                               ============           ============


5.   Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the first quarter ended March 31, 2001 and 2000, sales to two major OEMs as a percentage of total revenues were 16% and 19%, respectively.

6.   Business Segments

The Company's manufacturing is conducted at its New York and Florida facilities and its sales force operates from six geographically dispersed locations in the United States and European offices in the Netherlands and United Kingdom.

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by its decision making group. In line with the formation of its two new subsidiaries, effective in 2000 the Company began managing its operations and reporting its financial results as three business segments. However, due to the decision to discontinue Merinta (see Note 8), only two continuing business segments remain. The results of the reportable segments are derived from Boundless' management reporting system. These results are based on Boundless' method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. These results are used to evaluate the performance of each segment and determine the appropriate resource allocation mix.


                                    7 of 18

Information for the current and prior year by business segment is presented below (in thousands):

                                                                                                      Boundless        Boundless
Three Months Ended                                                                  Elimi-            Technol-         Manufact-
31-Mar-01                                                             Total         nations           ogies/Corp.      uring
---------------------------------------------------------------   ------------      ------------      ------------     ------------
Customer Revenue .............................................    $     12,989                        $      9,472     $      3,517
Intercompany Revenue .........................................                      $     (6,556)                             6,556
                                                                  ------------      ------------      ------------     ------------
Total Revenue ................................................    $     12,989      $     (6,556)     $      9,472     $     10,073
                                                                  ============      ============      ============     ============

Gross Margin .................................................    $      1,548      $       (286)     $      2,165     $       (331)
                                                                  ============      ------------      ============     ============
Gross Margin percent .........................................           11.9%                                22.9%            -3.3%
                                                                  ============                        ============     ============

                                                                  ------------
Operating loss ...............................................    $     (2,494)                       $       (458)    $     (2,036)
                                                                  ============                        ============     ============
 Total assets by business segment ............................    $     38,175                        $     16,884     $     21,291
                                                                  ============                        ============     ============

                                                                                                      Boundless        Boundless
Three Months Ended                                                                  Elimi-            Technol-         Manufact-
31-Mar-00                                                             Total         nations           ogies/Corp.      uring
---------------------------------------------------------------   ------------      ------------      ------------     ------------

Customer Revenue .............................................    $     16,733                        $     15,329     $      1,404
Intercompany Revenue .........................................                      $     (9,376)                             9,376
                                                                  ------------      ------------      ------------     ------------
Total Revenue ................................................    $     16,733      $     (9,376)     $     15,329     $     10,780
                                                                  ============      ============      ============     ============

Gross Margin .................................................    $      3,903      $         --      $      4,186     $       (283)
                                                                  ============      ------------      ============     ============
Gross Margin percent .........................................           23.3%                                27.3%            -2.6%
                                                                  ============                        ============     ============

                                                                  ------------
Operating income (loss) ......................................    $        306                        $      1,154     $       (848)
                                                                  ============                        ============     ============

 Total assets by business segment ............................    $     51,259                        $     25,883     $     25,376
                                                                  ============                        ============     ============

Pertinent financial data by major geographic segments for the first quarter ended March 31, 2001 and 2000 are:

                                                                                                    March 31,           March 31,
                                                                                                       2001               2000
                                                                                                   ------------       ------------
Net sales to unaffiliated customers:
United States ..................................................................                   $      9,291       $     12,184
United Kingdom .................................................................                          1,557              1,370
Other European countries .......................................................                          1,936              2,169
Other foreign areas ............................................................                            205              1,010
                                                                                                   ------------       ------------
Total sales ....................................................................                   $     12,989       $     16,733
                                                                                                   ============       ============


                                    8 of 18

7.   Derivative Instruments

Effective January 1, 2001, the Company adopted FAS 133 as amended and interpreted. FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders' equity (as a component of accumulated other comprehensive loss), depending on whether a derivative instrument qualifies as a hedge transaction.

In the normal course of business, the Company is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, the Company uses interest rate swaps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instruments as cash flow hedges. Under these swaps, the Company agrees to pay fixed rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts, net of related income tax effect, are recorded as a component of accumulated other comprehensive loss. The Company does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by the Company as of March 31, 2001. The fair value of interest rate swap contracts are determined based on the discounted estimated cash flows derived from the forward yield curve at the inception of the swap versus the forward yield curve at the end of the reporting period.

To the extent that any of these swaps are not completely effective in offsetting the change in interest cash flows being hedged, the ineffective portion is immediately recognized in interest expenses. Effectiveness is measured on a quarterly basis using the cash flow method. No other cash payments are made unless the contract is terminated prior to maturity, in which case, the amount paid or received in settlement is established by agreement at the time of termination.

The adoption of FAS 133 at January 31, 2001, resulted in recording $30 in accumulated other comprehensive loss for the cumulative effect of the accounting change. As of March 31, 2001, the Company had interest rate swap contracts to pay fixed rates of interest (ranging from 8.18% to 9.35%) and receive variable rates of interest based on LIBOR on an aggregate of $6,444 notional amount of indebtedness with maturity dates ranging from March 2002 through March 2003. The aggregate fair market value of all interest rate swap contracts was ($105) on March 31, 2001 and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

8.   Discontinued Operations

On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following an investment by National Semiconductor in Merinta, the Company was prohibited from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, the cash generated from operations was not sufficient to cover its operating needs and the Company was not successful in raising additional equity investments to supplement the proceeds from National Semiconductor. As of May 11, 2001, Merinta had cash on hand which the Company believes is sufficient to execute an orderly shutdown of the subsidiary by June 17, 2001. The loss from discontinued operations for the period January 1 through March 31, 2001 was $2,466, compared to a loss of $2,871 for the same three month period in 2000. The Company does not expect to record a loss on the disposal of Merinta.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

First quarter of 2001 compared with first quarter of 2000

Revenue - Revenue for the quarter ended March 31, 2001 was $12,989 as compared to $16,733 for the quarter ended March 31, 2000.

Sales of the Company's General Display Terminals declined 41% to $7,280 for the quarter


                                    9 of 18
ended March 31, 2001 from $12,396 for the quarter ended March 31, 2000. Declining demand for General Display Terminals as well as a disruption in the supply chain causing component shortages were the main reasons for the decrease in revenue.

During February 2001 the Company was advised that a majority ownership interest in its primary supplier of plug-in logic boards, Tongkah, was being sold and that new management desired to change the manufacturing profile of the company, requiring that Tongkah eliminate the services provided to the Company. As a result, the Company was required to move the production of its plug-in logic boards to a new supplier, Goldtron (HK) Limited, located in mainland China. The Company was subject to supply disruption due to the production transition; however, as of April 17, 2001, Goldtron had successfully transitioned production to its manufacturing facility and had achieved mass-production capability.

The Company believes the market for General Display Terminals will continue to decline as customers move toward applications requiring graphical user interfaces.

Revenues for the period ending March 31, 2001, from Boundless Manufacturing were $3,517, excluding intercompany revenue, as compared to $1,404 for the period ending March 31, 2000. The revenue growth is attributable both to the start-up nature of Boundless Manufacturing during the first quarter of 2000, as well as the beginning of production for significant customers during the first quarter of 2001. The Company anticipates continued growth in revenues from this segment of the business as Boundless Manufacturing executes its plan of offering a complete and complementary line of services to both middle-market OEMs, and start-up companies.

Sales of the Company's WBT hardware and software amounted to $2,167 versus $2,845 for the periods ended March 31, 2001 and 2000, respectively. The Company believes this decrease from the prior year is attributable to the lack of price competitiveness of its product offering. The Company anticipates a year-to-year increase for the remainder of this year as the Company introduces aggressive targeted marketing programs, lower-priced products due to initiated cost reduction programs, as well as increases due to the continued growth in the overall market acceptance of thin client computing.

Net revenue from the Company's repairs and spare parts business for the quarter ended March 31, 2001 was $551 as compared to $505 for the quarter ended March 31, 2000.

IBM and Compaq were the most significant customers for the Company's products, accounting for 8% and 8% of revenue, respectively, for the quarter ended March 31, 2001.

Gross Margin - Gross margin for the three months ended March 31, 2001 was $1,548 (12% of revenue) compared to gross margin of $3,903(23% of revenue) for the first quarter of 2000. The decrease in gross margin as a percent of revenue is attributable to the decline in the General Display Terminals revenue, which yields higher profit margins than the other product lines and business segments of the Company. In addition, excess capacity at the Company's manufacturing facilities resulted in under-absorbed overhead expenses of $536, or 4% of revenue.

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

The Company anticipates that increased sales of WBTs will negatively impact gross margin due to the software license fees associated with the sale of this product. Although asset management is a stronger indication of ultimate profitability, the shift in revenue mix toward electronic manufacturing services will also adversely affect gross margin as a percent of revenue. Gross margin in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

Total Operating Expenses - For the quarter ended March 31, 2001, operating expenses increased 12% to $4,042 (31% of revenue), compared to expenses for the first quarter of 2000 of $3,597(21% of revenue). This increase is attributable to $695 in additional expenses associated with the Company's Boundless Manufacturing subsidiary.

Sales and Marketing Expenses - Sales and marketing expenses increased 7% to $1,772 (14% of revenue) for the quarter ended March 31, 2001 from $1,659 (10% of revenue) for the quarter ended March 31, 2000. This increase was mainly due to additional sales and program


                                    10 of 18
management personnel needed for the newly formed Boundless Manufacturing business.

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

General and Administrative Expenses - General and administrative expenses increased to $1,847 (14% of revenue), from $1,581 (9% of revenue) for the three months ended March 31, 2001 and 2000, respectively. Additional goodwill amortization in the amount of $179 was recorded in the first quarter of 2001 as compared to the first quarter of 2000.

Research and Development Expenses - Research and development expenses for the first quarter increased slightly to $401 in 2001 from $351 in 2000.

Interest Expense, net - Interest expense, net for the quarter ended March 31, 2001 was $426 compared to $155 for the comparable period in 2000. This year-to-year variance is mainly due to $197 of interest income received from the IRS during the first quarter of 2000.

Loss From Discontinued Operations- The loss from discontinued operations, net of applicable income taxes, for the period January 1 through March 31, 2001 was $2,466 relating to the Company's decision to discontinue the operations of Merinta. For the period ending March 31, 2000, the loss from discontinued operations, net of applicable income taxes was $2,871. The period ending March 31, 2000, represented Merinta's first quarter of operation. The Company believes that the net liabilities related to discontinued operations approximates the liabilities that the parent company has guaranteed to third parties. The Company does not expect to record a loss on the disposal of Merinta.

Income Tax Expense - For the first quarter of 2001 and 2000, the Company did not record an income tax credit against the recorded loss before income taxes of $5,386 and $2,720, respectively. As a result of uncertainties as to whether the related future tax benefits will be realized, the Company has provided for a 100% valuation allowance against the deferred tax assets attributable to these losses.

Net Income (Loss)- For the quarter ended March 31, 2001, the Company recorded a net loss of $(5,386), compared to net loss of $(2,720) for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.

As of March 31, 2001, the Company had a working capital deficiency of $364 as compared to working capital of $5,881 at December 31, 2000. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

On May 25, 2000, the Company signed an agreement with The Chase Manhattan Bank ("Chase") amending and restating the existing credit line to add as co-borrowers Boundless Manufacturing and Merinta. Terms of the credit line (the "Chase Credit Line") were substantially similar to those previously in effect. The Chase Credit Line also provides for a $4,000 term loan, payable over a three-year period in equal quarterly installments beginning June 1999. The credit line expires April 14, 2003. On November 16, 2000, in connection with the equity investment secured for Merinta, the Company amended the revolving credit line entered into May 25, 2000. The amendment, amongst other things, excluded Merinta's accounts receivable and inventory from the borrowing base formula and prohibited the company from contributing cash toward Merinta's operating expenses. On April 17, 2001, the Chase Credit Line was further amended, including a reduction in the overall amount of the line from $15,000 to $12,000 as well as an immediate reduction in the amount of the line which could be collateralized by inventory from $5,000 to $3,800, to be reduced further by $100 per month beginning August 1, 2001.

The Company is highly leveraged. As of March 31, 2001, the Company had negative tangible net worth of $4,384 and total liabilities of $37,690. The Company's liabilities at March 31, 2001 included repayment of a revolving loan of $7,710 plus interest maturing April 2003, a term loan in the amount of $933 plus interest due in equal monthly installments through December 2001, and a ten-year promissory note in the amount of $6,093 which requires monthly principal and interest payments through July 1, 2009.

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


                                    11 of 18

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

In connection with the acquisition of the manufacturing assets of Boca Research, Inc. on March 6, 2000 the Company signed a $1,000 note bearing interest at 6% per annum and due March 6, 2002. The note is payable in equal quarterly amounts plus accrued interest. As of March 31, 2001, the balance of the note was $500.

In connection with the creation of Merinta, the Company assigned certain contracts, to which it was a party, to Merinta. In some instances the Company, to accomplish the assignment, guaranteed Merinta's performance of the contract. Particularly, the Company is a guarantor of a software license contract requiring monthly payments by Merinta of approximately $148 throughout 2001. As of May 7, 2001, Merinta was in default of the agreement, having not made the mandatory monthly payment since January 2001. The Company is currently negotiating a paydown schedule with the software vendor. The Company leases approximately 15,630 square feet of office space in Austin, Texas, utilized by Merinta. The lease for this facility expires December 31, 2005. The current annual rent for the Austin facility is approximately $359. The Company is negotiating a sublease of this facility; but there can be no assurance the company will sublease the Austin space.

In the event there is a further decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

Net cash used in operating activities before discontinued operations for the three months ended March 31, 2001 was $3,972 attributable to a loss of $2,920, a net change in assets and liabilities of discontinued operations of $3,386, an increase in accounts receivable of $556 and increases other assets of $26. These uses of cash were partially offset by non-cash expenses (principally depreciation) of $895, a reduction of inventory of $331 and increases in payables and accrued expenses of $1,471. Net cash used in investing activities was comprised of capital expenditures of $177. Net cash provided by financing activities included funding from the Company's revolving loan, which had a net increase of $936 and issuance of common stock in the amount of $226. This was partially offset by payments on other loans and lease obligations in the amount of $577.

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


                                    12 of 18

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


                                    13 of 18

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

o    The overlap of different tax structures,

o    Unexpected changes in regulatory requirements,

o    Differing technology standards,

o Problems caused by the conversion of various European currencies to the Euro (see "Adoption of the Euro" section below), and

o    Natural disasters.

Market Risk. The Company is exposed to foreign currency exchange rate risk inherent in the Company's sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company is also exposed to interest rate risk inherent in its debt and investment portfolios. The Company's risk management strategy uses derivative financial instruments, primarily interest rate swaps, to hedge certain interest rate exposures. The Company's intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows; however, foreign currency transaction gains or losses have not been material to the Company's results of operations. The Company does not enter into derivatives for trading purposes.

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


                                    14 of 18

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

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and, depending on the context, "will," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described in the Company's Form 10-K for the year ended December 31, 2000. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At March 31, 2001 the Company had in place interest rate swap agreements in the amount of $6,444 at an effective average interest rate of 8.62%. Of this dollar amount, $933 represents an effective hedge of the Company's exposure to interest rate changes against the outstanding balance of the term loan; and such swap amount shall amortize in concert with the term loan payment schedule. The remaining balance of the swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the Company's Revolving Loan.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2001 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

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


                                    15 of 18

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds



(c) On February 23, 2001, the Company sold to three individuals 110,000 shares of unregistered Common Stock of the Company for proceeds of $225,000. Of the 110,000 shares, 85,612 shares were sold to two employees of the Company, one of whom was an executive officer. In connection with this sale, the Company granted to the three individuals warrants to purchase 27,500 shares of the Company's Common Stock. The warrants are exercisable at $2.40 per share of Common Stock and expire on the fourth anniversary from the date of issuance.

Item 6. Exhibits and Reports on Form 8-K



(a)  Exhibits

Exhibit 10.1: Fourth Amendment, dated as of March 21, 2001, to Second Amended and Restated Credit Agreement and Guaranty with Chase.


Exhibit 10.2: Fifth Amendment and Waiver, dated as of April 17, 2001, to Second Amended and Restated Credit Agreement and Guaranty with Chase.


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

Dated: May 14, 2001




Boundless Corporation


By: /s/Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)