Form 10-Q
period 2001-06-30
BOUNDLESS CORP
filed 2001-08-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

As of June 30, 2001, the Registrant had approximately 5,688,037 shares of Common Stock, $.01 par value per share outstanding.


                                    1 of 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
   December 31, 2000.........................................................3

Consolidated Statements of Operations and Comprehensive Loss (unaudited)
   for the three and six months ended June 30, 2001 and 2000.................4

Consolidated Statements of Cash Flows (unaudited)
   for the three and six months ended June 30, 2001 and 2000.................5

Notes to Consolidated Financial Statements (unaudited).......................6


                                    2 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                          June 30    December 31,
                                                                                            2001         2000
                                                                                         ----------  ------------
Current assets:                                                                          (unaudited)
   Cash and cash equivalents ...........................................................   $     99    $  3,697
   Trade accounts receivable, net ......................................................      8,270       9,478
   Income tax refund ...................................................................        303         303
   Inventories .........................................................................      9,230       9,925
   Deferred income taxes ...............................................................      2,281       2,281
   Prepaid software license fees .......................................................         44       1,777
   Prepaid expenses and other current assets ...........................................        202         377
                                                                                           --------    --------
      Total current assets .............................................................     20,429      27,838
Property and equipment, net ............................................................     10,540      11,021
Goodwill, net ..........................................................................      4,098       5,009
Prepaid software license fees ..........................................................         --       1,914
Other assets ...........................................................................        481       1,047
                                                                                           --------    --------
                                                                                           $ 35,548    $ 46,829
                                                                                           ========    ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt ...................................................   $    999    $  2,273
   Accounts payable ....................................................................     11,704      11,829
   Accrued expenses and other current liabilities ......................................      7,520       7,547
   Deferred revenue ....................................................................        300         308
   Net liabilities of discontinued operations ..........................................      1,911          --
                                                                                           --------    --------
      Total current liabilities ........................................................     22,434      21,957
                                                                                           --------    --------
Long-term liabilities:
   Long-term debt, less current maturities .............................................     12,642      13,442
   Other ...............................................................................        610         679
                                                                                           --------    --------
      Total long-term liabilities ......................................................     13,252      14,121
                                                                                           --------    --------
      Total liabilities ................................................................     35,686      36,078

Minority interest ......................................................................         --       5,000
                                                                                           --------    --------

Stockholders' equity (deficit):
   Common stock ........................................................................         57          46
   Additional paid-in capital ..........................................................     35,280      34,102
   Accumulated deficit .................................................................    (35,368)    (28,397)
   Accumulated other comprehensive loss ................................................       (107)         --
                                                                                           --------    --------
      Total stockholders' equity (deficit) .............................................       (138)      5,751
                                                                                           --------    --------
                                                                                           $ 35,548    $ 46,829
                                                                                           ========    ========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    3 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  Six Months Ended       Three Months Ended
                                                       June 30,               June 30,
                                                --------------------------------------------
                                                  2001        2000        2001        2000
                                                --------    --------    --------    --------
                                                     (unaudited)             (unaudited)
Revenue .....................................   $ 27,886    $ 34,212    $ 14,897    $ 17,480
Cost of revenue .............................     25,296      25,815      13,855      12,986
                                                --------    --------    --------    --------
           Gross margin .....................      2,590       8,397       1,042       4,494
                                                --------    --------    --------    --------
Operating expenses:
   Sales and marketing ......................      3,645       3,778       1,873       2,119
   General and administrative ...............      3,588       4,296       1,741       2,130
   Research and development .................        753         738         352         387
   Other (credits) ..........................     (1,765)       (267)     (1,787)       (273)
                                                --------    --------    --------    --------
      Total operating expenses ..............      6,221       8,545       2,179       4,363
                                                --------    --------    --------    --------
           Operating  income (loss) .........     (3,631)       (148)     (1,137)        131
   Interest expense, net ....................        874         518         448         363
                                                --------    --------    --------    --------
Loss before income taxes ....................     (4,505)       (666)     (1,585)       (232)
Income tax expense ..........................         --          --          --          --
                                                --------    --------    --------    --------
Loss before discontinued operations .........     (4,505)       (666)     (1,585)       (232)
Loss from discontinued operations ...........     (2,466)     (5,855)         --      (3,569)
                                                --------    --------    --------    --------
Net loss ....................................   $ (6,971)   $ (6,521)   $ (1,585)   $ (3,801)
                                                ========    ========    ========    ========
Other comprehensive loss:
   Cumulative effect of adoption of FAS 133 .        (30)         --          --          --
   Cash flow hedges .........................        (77)         --          (2)         --
                                                --------    --------    --------    --------
      Other comprehensive loss ..............       (107)         --          (2)         --
                                                --------    --------    --------    --------
Total comprehensive loss ....................   $ (7,078)   $ (6,521)   $ (1,587)   $ (3,801)
                                                ========    ========    ========    ========
Weighted average common shares outstanding ..      4,880       4,524       4,995       4,535
                                                ========    ========    ========    ========
Basic net (loss) per common share:
   Continuing operations ....................      (0.92)      (0.15)      (0.32)      (0.05)
   Discontinued operations ..................      (0.51)      (1.29)         --       (0.79)
                                                --------    --------    --------    --------
Basic net loss per common share .............   $  (1.43)   $  (1.44)   $  (0.32)   $  (0.84)
                                                ========    ========    ========    ========
Weighted average dilutive shares outstanding       4,880       4,524       4,995       4,535
                                                ========    ========    ========    ========
Diluted net loss per common share:
   Continuing operations ....................      (0.92)      (0.15)      (0.32)      (0.05)
   Discontinued operations ..................      (0.51)      (1.29)         --       (0.79)
                                                --------    --------    --------    --------
Diluted net loss per common share ...........   $  (1.43)   $  (1.44)   $  (0.32)   $  (0.84)
                                                ========    ========    ========    ========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    4 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                        For the Six Months Ended June 30,

                                                                           2001         2000
                                                                        -----------  -----------
                                                                        (unaudited)  (unaudited)
Cash flows from operating activities:
   Net (loss) .......................................................     $(6,971)     $(6,521)
   Adjustments to reconcile net (loss) to net cash  (used in)
    operating activities:
      Net loss from discontinued operations .........................       2,466        5,855
      Depreciation and amortization .................................       1,806        1,375
      (Gain) on the disposition of assets ...........................      (1,504)        (240)
      Deferred revenue ..............................................          (8)        (342)
      Provision for doubtful accounts ...............................         222          309
      Provision for excess and obsolete inventory ...................         524          115
      Options and warrants issued for services ......................          --          184
   Changes in assets and liabilities:
      Trade accounts receivable .....................................         793       (2,059)
      Income tax refunds ............................................          --          833
      Inventories ...................................................         171        1,886
      Other assets ..................................................         309       (1,664)
      Accounts payable and accrued expenses .........................       1,902          841
      Net change in assets and liabilities of discontinued operations      (3,538)      (5,855)
                                                                          -------      -------
Net cash (used in) operating activities .............................      (3,828)      (5,283)
                                                                          -------      -------
Cash flows from investing activities:
   Capital expenditures .............................................        (251)      (1,195)
   Proceeds from the sale of assets .................................       1,600        1,538
                                                                                       -------
                                                                          -------      -------
Net cash provided by investing activities ...........................       1,349          343
                                                                          -------      -------
Cash flows from financing activities:
   Proceeds from exercise of stock options ..........................          --        1,383
   Net proceeds from issuance of debt ...............................          --        4,400
   Payments on loans payable and capital leases .....................      (2,308)      (1,477)
   Proceeds from issuance of common stock ...........................       1,189           --
                                                                          -------      -------
Net cash provided by (used in) financing activities .................      (1,119)       4,306
                                                                          -------      -------
Net (decrease) in cash and cash equivalents .........................      (3,598)        (634)
Cash and cash equivalents at beginning of year ......................       3,697        1,285
                                                                          -------      -------
Cash and cash equivalents at end of period ..........................     $   .99      $   651
                                                                          =======      =======
Non-cash transactions:
   Options, warrants and common stock issued for services ...........     $    --      $   184
   Equipment acquisitions  funded through debt ......................         234        1,636
Cash paid for:
   Interest .........................................................         732          671
   Taxes ............................................................          12           91


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    5 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of June 30, 2001, the Company owned approximately 55% of the outstanding shares of common stock of this subsidiary. Boundless Manufacturing operates from state-of-the-art ISO 9002 certified manufacturing facilities in Hauppauge, NY, and Boca Raton, FL, and will acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, PCBA assembly and test, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and the Netherlands.

Boundless Manufacturing is focused on delivering a level of service and commitment, to both middle-market OEMs, and start-up companies, that is currently only available to top tier customers from the larger EMS companies. Boundless Manufacturing will develop relationships with those OEMs and ODMs whose supply chains can be completed or


                                    6 of 18
complemented by the company's unique capabilities, and diversify revenue risk by winning customers in several vertical markets including data storage, public and premise telco, office technology products, industrial controls and custom or embedded "PC" applications.

On May 11, 2001, management decided to discontinue Merinta. See Note 8.

3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                                 June 30,      December 31,
                                                                   2001            2000
                                                                 --------      ------------
Raw materials and purchased components ...................        $7,271          $8,006
Finished goods ...........................................         1,244           1,233
Service parts ............................................           715             686
                                                                  ------          ------
Total inventories ........................................        $9,230          $9,925
                                                                  ======          ======

4.  Equity

At June 30, 2001 and December 31, 2000 stockholders' equity (deficit) consisted of the following:


                                                                 June 30,      December 31,
                                                                   2001            2000
                                                                 --------      ------------
Common stock, $0.01 par value, 25,000,000 shares
   authorized, 5,688,037 and 4,630,160 shares issued
   at June 30, 2001 and December 31, 2000, respectively          $     57        $     46
Additional paid-in capital ............................            35,280          34,102
Accumulated deficit ...................................           (35,368)        (28,397)
Accumulated other comprehensive loss ..................              (107)             --
                                                                 --------        --------
   Total stockholders' equity (deficit) ...............          $   (138)       $  5,751
                                                                 ========        ========

5. Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy Boundless' products from an international network of value-added resellers
(VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the second quarter ended June 30, 2001 sales to two major OEMs as a percentage of total revenues were 37%, with no one OEM exceeding 10% for the quarter ended June 30, 2000.

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

Information for the current and prior year by business segment is presented below (in thousands):


                                    7 of 18

                                                                   Boundless      Boundless
Three Months Ended                                    Elimi-       Technol-       Manufact-
June 30, 2001                           Total         nations      ogies/Corp.    uring
---------------------------------     --------       --------      -----------    --------
Customer Revenue ...............      $ 14,897                      $  8,801      $  6,096
Intercompany Revenue ...........                     $ (6,738)                       6,738
                                      --------       --------       --------      --------
Total Revenue ..................      $ 14,897       $ (6,738)      $  8,801      $ 12,834
                                      ========       ========       ========      ========

Gross Margin ...................      $  1,042       $   (413)      $  1,574      $   (119)
                                      ========       ========       ========      ========
Gross Margin percent ...........           7.0%                         17.9%         -0.9%

Operating income (loss) ........      $ (1,137)                     $    488      $ (1,625)
                                      ========                      ========      ========


                                                                   Boundless     Boundless
Three Months Ended                                    Elimi-       Technol-      Manufact-
June 30, 2000                           Total         nations      ogies/Corp.   uring
---------------------------------     --------       --------      -----------   ---------
Customer Revenue ...............      $ 17,480                      $ 14,505      $  2,975
Intercompany Revenue ...........                     $(15,241)                      15,241
                                      --------       --------       --------      --------
Total Revenue ..................      $ 17,480       $(15,241)      $ 14,505      $ 18,216
                                      ========       ========       ========      ========

Gross Margin ...................      $  4,494                      $  4,648      $   (154)
                                      ========                      ========      ========
Gross Margin percent ...........          25.7%                         32.0%         -0.8%

                                      --------
Operating income (loss) ........      $    131                      $  1,583      $ (1,452)
                                      ========                      ========      ========


                                                                   Boundless      Boundless
Six Months Ended                                     Elimi-        Technol-       Manufact-
June 30, 2001                           Total        nations       ogies/Corp.    uring
---------------------------------     --------       --------      -----------    --------
Customer Revenue ................     $ 27,886                      $ 18,273      $  9,613
Intercompany Revenue ............                    $(13,294)                      13,294
                                      --------       --------       --------      --------
Total Revenue ...................     $ 27,886       $(13,294)      $ 18,273      $ 22,907
                                      ========       ========       ========      ========

Gross Margin ....................     $  2,590       $   (699)      $  3,739      $   (450)
                                      ========       ========       ========      ========
Gross Margin percent ............          9.3%                         20.5%         -2.0%

                                      --------
Operating income (loss) .........     $ (3,631)                     $     29      $ (3,660)
                                      ========                      ========      ========

 Total assets by business segment     $ 35,548                      $ 15,202      $ 20,346
                                      ========                      ========      ========


                                                                   Boundless      Boundless
Six Months Ended                                     Elimi-        Technol-       Manufact-
June 30, 2000                          Total         nations       ogies/Corp.    uring
---------------------------------     --------       --------      -----------    --------
Customer Revenue ................     $ 34,212                      $ 29,833      $  4,379
Intercompany Revenue ............                    $(24,617)                      24,617
                                      --------       --------       --------      --------
Total Revenue ...................     $ 34,212       $(24,617)      $ 29,833      $ 28,996
                                      ========       ========       ========      ========

Gross Margin ....................     $  7,226                      $  8,834      $ (1,608)
                                      ========                      ========      ========
Gross Margin percent ............         21.1%                         29.6%         -5.5%

                                      --------
Operating income (loss) .........     $   (148)                     $  2,737      $ (2,885)
                                      ========                      ========      ========

 Total assets by business segment     $ 46,278                      $ 22,906      $ 23,372
                                      ========                      ========      ========

Pertinent financial data by major geographic segments for the second quarter ended June 30, 2001 and 2000 are:


                                    8 of 18

                                                                 June 30,       June 30,
                                                                   2001           2000
                                                                  -------        -------
Net sales to unaffiliated customers:
United States ...........................................         $11,828        $12,147
United Kingdom ..........................................             929            868
Germany .................................................           1,002            358
Other European countries ................................             587          2,140
Other foreign areas .....................................             551          1,967
                                                                  -------        -------
Total sales .............................................         $14,897        $17,480
                                                                  =======        =======

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

In the normal course of business, the Company is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, the Company uses interest rate swaps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instruments as cash flow hedges. Under these swaps, the Company agrees to pay fixed rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts, net of related income tax effect, are recorded as a component of accumulated other comprehensive loss. The Company does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by the Company as of June 30, 2001. The fair value of interest rate swap contracts are determined based on the discounted estimated cash flows derived from the forward yield curve at the inception of the swap versus the forward yield curve at the end of the reporting period.

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

The adoption of FAS 133 at January 1, 2001, resulted in recording $30 in accumulated other comprehensive loss for the cumulative effect of the accounting change. As of June 30, 2001, the Company had interest rate swap contracts to pay fixed rates of interest (ranging from 8.18% to 9.35%) and receive variable rates of interest based on LIBOR on an aggregate of $6,444 notional amount of indebtedness with maturity dates ranging from March 2002 through March 2003. The aggregate fair market value of all interest rate swap contracts was ($107) on June 30, 2001 and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

8. Discontinued Operations

On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following an investment by National Semiconductor in Merinta, the Company was prohibited from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, the cash generated from operations was not sufficient to cover its operating needs and the Company was not successful in raising additional equity investments to supplement the proceeds from National Semiconductor. The loss from discontinued operations for the period January 1 through March 31, 2001 was $2,466. The Company does not expect to record a loss on the disposal of Merinta (inclusive of operating results subsequent to March 31, 2001), which will occur in the third quarter of 2001.


                                    9 of 18

9. On June 29, 2001 the Company completed the sale of its thin client business to Neoware Systems, Inc. ("Neoware"). The sale included the Company's Capio(R) product line, SAM Remote Administrator Software, associated intellectual properties and access to the existing thin client distribution and customer databases. The sale also included an outsourcing arrangement to continue to produce, service, and support the Capio family of products for Neoware. Proceeds from the sale amounted to $1,600. In connection with the purchase and outsourcing arrangement, Neoware made a direct equity investment in the Company of $300, and received 333,334 shares of the Company's common stock as well as warrants to purchase an additional 33,334 shares of the Company's common stock at an exercise price of $0.99 per share. The warrants expire five years from the date of original issuance.

10. New Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $4,098 and other intangible assets is $354. Amortization expense during the six-month period ended June 30, 2001 was $1,033. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Six Month Periods Ending June 30, 2001

Revenue - Revenue for the quarter ended June 30, 2001 was $14,897 as compared to $17,480 for the quarter ended June 30, 2000. Revenue for the six months ended June 30 2001 was $27,886 versus $34,212 for 2000.

Sales of the Company's General Display Terminals declined 41% to $7,558 for the quarter ended June 30, 2001 from $11,300 for the quarter ended June 30, 2000. On a year-to-year basis revenue for General Display Terminals declined 38% to $14,838 from $23,785 in year 2000. Declining demand for General Display Terminals as well as a disruption in the supply chain which caused component shortages were the main reasons for the decrease in revenue.


                                    10 of 18

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

Revenues for the quarter ending June 30, 2001, from Boundless Manufacturing were $6,096, excluding intercompany revenue, as compared to $2,975 for the quarter ending June 30, 2000. Revenue for the six-month period for Boundless Manufacturing was $9,613 in 2001 versus $4,379 for the comparable period in 2000. The revenue growth is attributable both to the start-up nature of Boundless Manufacturing during the first half of 2000, as well as the beginning of production for significant customers during the first half of 2001. The Company anticipates continued growth in revenues from this segment of the business as Boundless Manufacturing executes its plan of offering a complete and complementary line of services to both middle-market OEMs, and start-up companies.

Sales of the Company's WBT hardware and software amounted to $1,200 versus $3,204 for the periods ended June 30, 2001 and 2000, respectively. Much of this decline was attributable to the anticipated sale of this product line to Neoware on June 29, 2001. See Note 9.

Net revenue from the Company's repairs and spare parts business for the quarter ended June 30, 2001 was $570 as compared to $448 for the quarter ended June 30, 2000.

Comdial and Hewlett Packard were the most significant customers for the Company's products, accounting for 27% and 10% of revenue, respectively, for the quarter ended June 30, 2001.

Gross Margin - Gross margin for the three and six months ended June 30, 2001 was $1,042 (7% of revenue) and $2,590 (9% of revenue) respectively, as compared to gross margins of $4,494(26% of revenue) and $8,397 (25% of revenue) for the comparable periods in 2000. The decrease in gross margin as a percent of revenue is attributable to the decline in the General Display Terminals revenue, which yields higher profit margins than the other product lines and business segments of the Company. In addition, excess capacity at the Company's manufacturing facilities resulted in under-absorbed overhead expenses of $1,498, or 10% of revenue for the first six months of 2001.

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

Total Operating Expenses - For the quarter ended June 30, 2001, operating expenses decreased 42% to $2,179 (15% of revenue), compared to expenses for the second quarter of 2000 of $4,363(25% of revenue). For the six months ended June 30, 2001, operating expenses were $6,221 compared to expenses in the comparable period in 2000 of $ 8,545. This decrease is attributable to $1,500 in additional income associated with the Company's sale of the Capio product line to Neoware as well as $300 income related to the release of expired warranty reserves.

Sales and Marketing Expenses - Sales and marketing expenses decreased 7% to $1,873 (13% of revenue) for the quarter ended June 30, 2001 from $2,119 (12% of revenue) for the quarter ended June 30, 2000. Expenses for the first six months were $3,645 in 2001 versus $3,778 in 2000. This decrease was mainly due to a reduction in second quarter expenditures for marketing programs related to the Capio product line. The Company promotes its products using media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs.


                                    11 of 18

General and Administrative Expenses - General and administrative expenses decreased to $1,741 (12% of revenue), from $2,130 (12% of revenue) for the three months ended June 30, 2001 and 2000, respectively. Expenses for the six-month period ended June 30 2001 were $3,588 versus $4,296 in 2000. The decrease in expenses is mainly due to a reduction in personnel costs and outside consulting services.

Research and Development Expenses - Research and development expenses for the second quarter decreased slightly to $352 in 2001 from $387 in 2000. For the six-month period ended June 30, 2001 expenses were $ 753 compared to $738 in 2000.

Interest Expense, net - Interest expense, net for the quarter ended June 30, 2001 was $448 compared to $363 for the comparable period in 2000. Interest expense, net for the six months was $874 in 2001 versus $518 in 2000. This year-to-year variance is mainly due to $197 of interest income received from the IRS during the second quarter of 2000.

Loss From Discontinued Operations- The loss from discontinued operations, net of applicable income taxes, for the period January 1 through June 30, 2001 was $2,466 relating to the Company's decision to discontinue the operations of Merinta. For the period ending June 30, 2000, the loss from discontinued operations, net of applicable income taxes was $3,569. The Company believes that the net liabilities related to discontinued operations approximates the liabilities that the parent company has guaranteed to third parties. The Company does not expect to record a loss on the disposal of Merinta.

Income Tax Expense - For the second quarter of 2001 and 2000, the Company did not record an income tax credit against the recorded loss before income taxes of $1,585 and $3,801, respectively. As a result of uncertainties as to whether the related future tax benefits will be realized, the Company has provided for a 100% valuation allowance against the deferred tax assets attributable to these losses.

Net Income (Loss)- For the quarter ended June 30, 2001, the Company recorded a net loss of $(1,585), compared to net loss of $(3,801) for the quarter ended June 30, 2000. The net loss for the six months ended June 30, 2001 was $(6,971) compared to a net loss of $(6,521)in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.

As of June 30, 2001, the Company had a working capital deficiency of $2,005 as compared to working capital of $5,881 at December 31, 2000. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

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

The Company is highly leveraged. As of June 30, 2001, the Company had negative tangible net worth of $4,416 and total liabilities of $35,686. The Company's liabilities at June 30, 2001 included repayment of a revolving loan of $6,226 plus interest maturing April 2003, a term loan in the amount of $400 plus interest due in equal monthly installments through December 2001, a capital lease in the amount of $948 which requires monthly principal and interest payments through May 2003 and a ten-year promissory note in the amount of $6,067 which requires monthly principal and interest payments through July 1, 2009.

Borrowing under the revolving loan is based on a borrowing base formula of up to 80% of eligible receivables, plus 50% of delineated eligible inventory, plus 30%


                                    12 of 18
of non-delineated eligible inventory. Up to $5,000 is available under the revolving loan for letters of credit. As a result of the borrowing base formula, the credit available to the Company could be adversely restricted in the event of further declines in the Company's sales and increases in orders may not be able to be financed under the Company's revolving credit line.

Boundless has an agreement with a commercial lender for a loan secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $6,067 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless' obligations to the lender.

In connection with the creation of Merinta, the Company assigned certain contracts, to which it was a party, to Merinta. In some instances the Company, to accomplish the assignment, guaranteed Merinta's performance of the contract. Particularly, the Company is a guarantor of a software license contract requiring monthly payments by Merinta of approximately $148 throughout 2001. As of August 6, 2001, Merinta was in default of the agreement, having not made the mandatory monthly payment since January 2001. The Company is currently negotiating a paydown schedule with the software vendor.

In the event there is a further decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

Net cash used in operating activities for the three months ended June 30, 2001 was $3,828 attributable to a loss before discontinued operations of $4,505, a loss from discontinued operations of $2,466 and a net change in assets and liabilities of discontinued operations of $3,538. These uses of cash were partially offset by non-cash expenses of $2,544, a reduction in accounts receivable of $793, a reduction of inventory of $171, a decrease in other assets of $309 and increases in payables and accrued expenses of $1,902. Net cash provided by investing activities was comprised of capital expenditures of $251 and the proceeds from the sale of assets in the amount of $1,600. Net cash used in financing activities included payments of the Company's revolving loan in the amount of $548, on the term loan in the amount of $867 and on other loans and lease obligations in the amount of $893. This was partially offset by issuance of common stock in the amount of $1,189.

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


                                    13 of 18

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


                                    14 of 18

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


                                    15 of 18

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At June 30, 2001 the Company had in place interest rate swap agreements in the amount of $6,444 at an effective average interest rate of 8.62%. The balance of the swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the Company's term and revolving loans.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2001 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

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


                                    16 of 18

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c) During the quarter ended June 30, 2001, the Company sold to fourteen individuals (the "Subscribers") 947,877 shares of unregistered Common Stock of the Company for proceeds of $964. Proceeds of the offering were used for general working capital purposes. Of the 947,877 shares, 116,854 shares were sold to seven employees of the Company, four of whom were executive officers. In addition, a member of the Company's Board of Directors participated in the sale, purchasing 23,149 shares of Common Stock. The purchase price was calculated by taking seventy (70%) of the average closing price of the Common Stock on the American Stock Exchange during the thirty (30)consecutive trading days ending on the trading date immediately preceding the purchase date. In connection with this sale, the Company granted to the Subscribers warrants to purchase 94,793 shares of the Company's Common Stock. The warrants are exercisable at between $0.99 and $1.19 per share of Common Stock and expire on the fifth anniversary from the date of issuance.

Item 5. Other Information

On June 29, 2001 the Company completed the sale of its thin client business to Neoware Systems, Inc., ("Neoware"). The sale included the Company's Capio(R) product line, SAM Remote Administrator Software, associated intellectual properties and access to the existing thin client distribution and customer databases. The sale also included an outsourcing arrangement to continue to produce, service, and support the Capio family of products for Neoware. Proceeds from the sale amounted to $1,600. In connection with the purchase and outsourcing arrangement, Neoware made a direct equity investment in the Company of $300 and received 333,334 shares of the Company's common stock as well as warrants to purchase an additional 33,334 shares of the Company's common stock at an exercise price of $0.99 per share. The warrants expire five years from the date of original issuance.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I-Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.


(b) Reports on Form 8-K - None


                                    17 of 18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001



Boundless Corporation

By: /s/Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)


                                    18 of 18