Form 10-Q
period 2001-09-30
BOUNDLESS CORP
filed 2001-11-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934


                For the Quarterly Period Ended September 30, 2001


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

Yes  __X__   No  _____


As of September 30, 2001, the Registrant had approximately 5,688,037 shares of Common Stock, $.01 par value per share outstanding.


                                     1 of 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
     December 31, 2000 .....................................................   3

Consolidated Statements of Operations and Comprehensive Loss (unaudited)
     for the three and nine months ended September 30, 2001 and 2000 .......   4

Consolidated Statements of Cash Flows (unaudited)
     for the nine months ended September 30, 2001 and 2000 .................   5

Notes to Consolidated Financial Statements (unaudited) .....................   6


                                     2 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            September 30    December 31,
                                                                2001            2000
                                                             -----------    -----------
                                                             (unaudited)
Current assets:
     Cash and cash equivalents ...........................   $        26    $     3,697
     Trade accounts receivable, net ......................        10,024          9,478
     Income tax refund ...................................           296            303
     Inventories .........................................         9,221          9,925
     Deferred income taxes ...............................         2,281          2,281
     Prepaid software license fees .......................            38          1,777
     Prepaid expenses and other current assets ...........           327            377
                                                             -----------    -----------
          Total current assets ...........................        22,213         27,838
Property and equipment, net ..............................        10,245         11,021
Goodwill, net ............................................         3,643          5,009
Prepaid software license fees ............................          --            1,914
Other assets .............................................           424          1,047
                                                             -----------    -----------
                                                             $    36,525    $    46,829
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ...................   $       723    $     2,273
     Accounts payable ....................................        14,802         11,829
     Accrued expenses and other current liabilities ......         5,991          7,547
     Deferred revenue ....................................           311            308
                                                             -----------    -----------
          Total current liabilities ......................        21,827         21,957
                                                             -----------    -----------
Long-term liabilities:
     Long-term debt, less current maturities .............        13,789         13,442
     Other ...............................................           528            679
                                                             -----------    -----------
          Total long-term liabilities ....................        14,317         14,121
                                                             -----------    -----------
          Total liabilities ..............................        36,144         36,078

Minority interest ........................................          --            5,000
                                                             -----------    -----------

Stockholders' equity:
     Common stock ........................................            57             46
     Additional paid-in capital ..........................        35,280         34,102
     Accumulated deficit .................................       (34,828)       (28,397)
     Accumulated other comprehensive loss ................          (128)          --
                                                             -----------    -----------
          Total stockholders' equity .....................           381          5,751
                                                             -----------    -----------
                                                             $    36,525    $    46,829
                                                             ===========    ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    3 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Nine Months Ended              Three Months Ended
                                                                 September 30,                  September 30,
                                                           --------------------------    --------------------------
                                                              2001           2000           2001           2000
                                                           -----------    -----------    -----------    -----------
                                                                   (unaudited)                   (unaudited)
Revenue ................................................   $    45,960    $    50,083    $    18,074    $    15,871
Cost of revenue ........................................        40,901         37,699         15,605         11,884
                                                           -----------    -----------    -----------    -----------
          Gross margin .................................         5,059         12,384          2,469          3,987
                                                           -----------    -----------    -----------    -----------
Operating expenses:
     Sales and marketing ...............................         4,813          5,605          1,168          1,827
     General and administrative ........................         5,137          6,614          1,549          2,318
     Research and development ..........................         1,080          1,264            327            526
     Other (credits) ...................................        (2,097)          (755)          (332)          (488)
                                                           -----------    -----------    -----------    -----------
       Total operating expenses ........................         8,933         12,728          2,712          4,183
                                                           -----------    -----------    -----------    -----------
          Operating income (loss) ......................        (3,874)          (344)          (243)          (196)
     Interest expense, net .............................         1,210            979            336            461
                                                           -----------    -----------    -----------    -----------
Loss before income taxes ...............................        (5,084)        (1,323)          (579)          (657)
Income tax (credit) ....................................          (803)          --             (803)          --
                                                           -----------    -----------    -----------    -----------
Income (loss) from continuing operations ...............        (4,281)        (1,323)           224           (657)
                                                           ===========    ===========    ===========    ===========
Discontinued operations:
Loss from operations of discontinued subsidiary.........        (2,466)        (9,608)          --           (3,753)
Gain on disposal of subsidiary .........................           316           --              316           --
                                                           -----------    -----------    -----------    -----------
     Gain (loss) from discontinued operations ..........        (2,150)        (9,608)           316         (3,753)
                                                           -----------    -----------    -----------    -----------
Net income (loss) ......................................   $    (6,431)   $   (10,931)   $       540    $    (4,410)
                                                           ===========    ===========    ===========    ===========
Other comprehensive loss:
     Cumulative effect of adoption of FAS 133 ..........           (30)          --             --             --
     Cash flow hedges ..................................           (98)          --              (21)          --
                                                           -----------    -----------    -----------    -----------
       Other comprehensive loss ........................          (128)          --              (21)          --
                                                           -----------    -----------    -----------    -----------
Total comprehensive income (loss) ......................   $    (6,559)   $   (10,931)   $       519    $    (4,410)
                                                           ===========    ===========    ===========    ===========
Weighted average common shares outstanding .............         5,022          4,524          5,087          4,542
                                                           ===========    ===========    ===========    ===========
Basic net income (loss) per common share:
     Continuing operations .............................         (0.85)         (0.29)          0.04          (0.14)
     Discontinued operations ...........................         (0.43)         (2.12)          0.06          (0.83)
                                                           -----------    -----------    -----------    -----------
Basic net income (loss) per common share ...............   $     (1.28)   $     (2.41)   $      0.10    $     (0.97)
                                                           ===========    ===========    ===========    ===========
Weighted average dilutive shares outstanding ...........         5,022          4,524          5,090          4,542
                                                           ===========    ===========    ===========    ===========
Diluted net income (loss)per common share:
     Continuing operations .............................         (0.85)         (0.29)          0.04          (0.14)
     Discontinued operations ...........................         (0.43)         (2.12)          0.06          (0.83)
                                                           -----------    -----------    -----------    -----------
Diluted net income (loss)per common share ..............   $     (1.28)   $     (2.41)   $      0.10    $     (0.97)
                                                           ===========    ===========    ===========    ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    4 of 18

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                     For the Nine Months Ended September 30,


                                                                                       2001        2000
                                                                                     --------    --------
                                                                                    (unaudited) (unaudited)
Cash flows from operating activities:
     Net (loss) ..................................................................   $ (6,431)   $(10,931)
     Adjustments to reconcile net (loss) to net cash (used in)
       operating activities:
          Loss from discontinued operations ......................................      2,150       9,608
          Depreciation and amortization ..........................................      2,708       2,172
          (Gain) on the disposition of assets ....................................     (1,475)       (235)
          Deferred revenue .......................................................          3         101
          Provision for doubtful accounts ........................................        609         245
          Provision for excess and obsolete inventory ............................         97         911
          Options and warrants issued for services ...............................       --           184
     Changes in assets and liabilities:
          Trade accounts receivable ..............................................     (1,348)        931
          Income tax refunds .....................................................          7         833
          Inventories ............................................................        607       2,949
          Other assets ...........................................................        185      (1,661)
          Accounts payable and accrued expenses ..................................      3,390       1,407
          Net change in assets and liabilities of discontinued operations.........     (5,155)     (9,608)
                                                                                     --------    --------
Net cash (used in) operating activities ..........................................     (4,653)     (3,094)
                                                                                     --------    --------
Cash flows from investing activities:
     Capital expenditures ........................................................       (337)     (1,364)
     Proceeds from the sale of assets ............................................      1,600       1,538
                                                                                     --------    --------
Net cash provided by investing activities ........................................      1,263         174
                                                                                     --------    --------
Cash flows from financing activities:
     Proceeds from exercise of stock options .....................................       --         1,383
     Net proceeds from issuance of debt ..........................................        738       4,400
     Payments on loans payable and capital leases ................................     (2,208)     (3,372)
     Proceeds from issuance of common stock ......................................      1,189        --
                                                                                     --------    --------
Net cash provided by (used in) financing activities ..............................       (281)      2,411
                                                                                     --------    --------
Net (decrease) in cash and cash equivalents ......................................     (3,671)       (509)
Cash and cash equivalents at beginning of year ...................................      3,697       1,285
                                                                                     --------    --------
Cash and cash equivalents at end of period .......................................   $     26    $    776
                                                                                     ========    ========
Non-cash transactions:
     Options, warrants and common stock issued for services ......................   $   --      $    184
     Equipment acquisitions funded through debt ..................................        267       1,636
Cash paid for:
     Interest ....................................................................      1,045         952
     Taxes .......................................................................         16         325


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


1.   Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Background

Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries- Boundless Technologies, Inc. ("Boundless Technologies")and Boundless Manufacturing Services, Inc. ("Boundless Manufacturing") - is a provider of text and thin client terminals and manufacturing services.

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

Boundless Technologies principally designs, sells and supports desktop computer display terminals, which generally do not have graphics capabilities, ("General Display Terminals and other products that are used in multi-user computing environments. Boundless Technologies offers standard and custom models of its General Display Terminals primarily to retail, financial, telecommunications and wholesale distribution businesses requiring them for data entry and point of sale activities.

Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of September 30, 2001, the Company owned approximately 55% of the outstanding shares of common stock of this subsidiary. Boundless Manufacturing operates from state-of-the-art ISO 9002 certified manufacturing facilities in Hauppauge, NY, and Boca Raton, FL, and will acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, PCBA assembly and test, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and the Netherlands.

Boundless Manufacturing is focused on delivering a level of service and commitment, to both middle-market OEMs, and start-up companies, that is currently only available to top tier customers from the larger EMS companies. Boundless Manufacturing will develop relationships with those OEMs and on-demand manufacturers ("ODMs") whose supply chains can be completed or complemented by the company's unique capabilities, and diversify revenue risk by winning customers in several vertical markets including data storage, public and premise telco, office technology products, industrial controls and custom or embedded "PC" applications.

On May 11, 2001, management decided to discontinue Merinta, Inc.("Merinta"), a subsidiary that provided software for the Internet appliances market. See Note 8.


                                    6 of 18

3.   Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                    September 30,   December 31,
                                                        2001           2000
                                                      ---------     ---------
Raw materials and purchased components ............   $   7,558     $   8,006
Finished goods ....................................         912         1,233
Service parts .....................................         751           686
                                                      ---------     ---------
Total inventories .................................   $   9,221     $   9,925
                                                      =========     =========

4.   Equity

At September 30, 2001 and December 31, 2000 stockholders' equity consisted of the following:

                                                      September 30, December 31,
                                                           2001        2000
                                                         --------    --------
Common stock, $0.01 par value, 25,000,000 shares
     authorized, 5,688,037 and 4,630,160 shares issued
     at September 30, 2001 and December 31, 2000,
     respectively ....................................   $     57    $     46
Additional paid-in capital ...........................     35,280      34,102
Accumulated deficit ..................................    (34,828)    (28,397)
Accumulated other comprehensive loss .................       (128)       --
                                                         --------    --------
     Total stockholders' equity ......................   $    381    $  5,751
                                                         ========    ========

5.   Major Customers

The Company markets its terminal products through original equipment manufacturers ("OEMs") and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the third quarter ended September 30, 2001, sales to three major OEMs as a percentage of total revenues were 63% and sales to one major OEM accounted for 11% of total revenues in the third quarter of 2000.

6.   Business Segments

The Company's manufacturing is conducted at its New York and Florida facilities and its sales force operates from five geographically dispersed locations in the United States and United Kingdom.

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by its decision making group. In line with the formation of its two new subsidiaries, effective in 2000 the Company began managing its operations and reporting its financial results as three business segments. However, due to the decision to discontinue Merinta (see Note 8), only two continuing business segments remain. The results of the reportable segments are derived from the Company's management reporting system. These results are based on the Company's method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. These results are used to evaluate the performance of each segment and determine the appropriate resource allocation mix.


                                    7 of 18

Information for the current and prior year by business segment is presented below (in thousands):

                                                       Boundless     Boundless
Three Months Ended                         Elimi-      Technol-      Manufact-
September 30, 2001             Total       nations     ogies/Corp.   uring
--------------------------   ---------     ---------   ----------    ---------
Customer Revenue .........   $  18,074                  $   7,384    $  10,690
Intercompany Revenue .....                 $  (5,292)                    5,292
                             ---------     ---------    ---------    ---------
Total Revenue ............   $  18,074     $  (5,292)   $   7,384    $  15,982
                             =========     =========    =========    =========

Gross Margin .............   $   2,469     $    (187)   $   2,131    $     525
                             =========     =========    =========    =========
Gross Margin percent .....        13.7%                      28.9%         3.3%

Operating income (loss) ..   $    (243)                 $     756    $    (999)
                             =========                  =========    =========

                                                       Boundless     Boundless
Three Months Ended                         Elimi-      Technol-      Manufact-
September 30, 2000             Total       nations     ogies/Corp.   uring
--------------------------   ---------     ---------   ----------    ---------
Customer Revenue .........   $  15,871                  $  13,160    $   2,711
Intercompany Revenue .....                 $  (8,876)                    8,876
                             ---------     ---------    ---------    ---------
Total Revenue ............   $  15,871     $  (8,876)   $  13,160    $  11,587
                             =========     =========    =========    =========
Gross Margin .............   $   3,987                  $   3,910    $      77
                             =========                  =========    =========
Gross Margin percent .....        25.1%                      29.7%         0.7%

Operating income (loss) ..   $    (196)                 $   1,351    $  (1,547)
                             =========                  =========    =========

                                                       Boundless     Boundless
Nine Months Ended                          Elimi-      Technol-      Manufact-
September 30, 2001             Total       nations     ogies/Corp.   uring
--------------------------   ---------     ---------   ----------    ---------
Customer Revenue .........   $  45,960                  $  25,657    $  20,303
Intercompany Revenue .....                 $ (18,586)                   18,586
                             ---------     ---------    ---------    ---------
Total Revenue ............   $  45,960     $ (18,586)   $  25,657    $  38,889
                             =========     =========    =========    =========
Gross Margin .............   $   5,059     $    (886)   $   5,870    $      75
                             =========     =========    =========    =========
Gross Margin percent .....        11.0%                      22.9%         0.2%

Operating income (loss) ..   $  (3,874)                 $     785    $  (4,659)
                             =========                  =========    =========
Total assets by
  business segment .......   $  36,525                  $  14,564    $  21,961
                             =========                  =========    =========

                                                       Boundless     Boundless
Nine Months Ended                          Elimi-      Technol-      Manufact-
September 30, 2000             Total       nations     ogies/Corp.   uring
--------------------------   ---------     ---------   ----------    ---------
Customer Revenue .........   $  50,083                  $  42,993    $   7,090
Intercompany Revenue .....                 $ (33,493)                   33,493
                             ---------     ---------    ---------    ---------
Total Revenue ............   $  50,083     $ (33,493)   $  42,993    $  40,583
                             =========     =========    =========    =========
Gross Margin .............   $  12,384                  $  12,744    $    (360)
                             =========                  =========    =========
Gross Margin percent .....        24.7%                      29.6%       -0.9%

Operating income (loss) ..   $    (344)                 $   3,832    $  (4,176)
                             =========                  =========    =========
Total assets by
  business segment .......   $  42,672                  $  22,079    $  20,593
                             =========                  =========    =========


                                    8 of 18

Pertinent financial data by major geographic segments for the third quarter ended September 30, 2001 and 2000 are:

                                                  September 30,    September 30,
                                                      2001             2000
                                                  -------------    -------------
Net sales to unaffiliated customers:
United States ..................................    $15,301          $11,238
United Kingdom .................................      1,217            1,219
Other European countries .......................      1,314            2,269
Other foreign areas ............................        242            1,145
                                                    -------          -------
Total sales ....................................    $18,074          $15,871
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

In the normal course of business, the Company is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, the Company uses interest rate swaps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instruments as cash flow hedges. Under these swaps, the Company agrees to pay fixed rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts, net of related income tax effect, are recorded as a component of accumulated other comprehensive loss. The Company does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by the Company as of September 30, 2001. The fair values of interest rate swap contracts are determined based on the discounted estimated cash flows derived from the forward yield curve at the inception of the swap versus the forward yield curve at the end of the reporting period.

To the extent that any of these swaps are not completely effective in offsetting the change in interest cash flows being hedged, the ineffective portion is immediately recognized in interest expense. Effectiveness is measured on a quarterly basis using the cash flow method. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination.

The adoption of FAS 133 at January 1, 2001, resulted in recording $30 in accumulated other comprehensive loss for the cumulative effect of the accounting change. As of September 30, 2001, the Company had interest rate swap contracts to pay fixed rates of interest (ranging from 8.27% to 9.44%) and receive variable rates of interest based on LIBOR on an aggregate of $5,833 notional amount of indebtedness with maturity dates ranging from March 2002 through March 2003. The aggregate fair market value of all interest rate swap contracts was ($128) on September 30, 2001 and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

8.   Discontinued Operations

On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following an investment by National Semiconductor in Merinta, the Company was prohibited from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, the cash generated from operations was not sufficient to cover its operating needs and the Company was not successful in raising additional equity investments to supplement the proceeds from National Semiconductor. The loss from discontinued operations for the period January 1 through March 31, 2001 was $2,466. In the third quarter of 2001, the Company realized a gain of $316 on the disposal of Merinta, net of operating losses subsequent to March 31, 2001.

9. On June 29, 2001 the Company completed the sale of its thin client business to Neoware Systems, Inc. ("Neoware"). The sale included the Company's Capio(R) product line, SAM Remote Administrator Software, associated intellectual properties and access to the


                                    9 of 18
existing thin client distribution and customer databases. The sale also included an outsourcing arrangement to continue to produce, service, and support the Capio family of products for Neoware. Proceeds from the sale amounted to $1,600, and a gain on the sale of $1,500 is included in other credits in the statement of operations. In connection with the purchase and outsourcing arrangement, Neoware made a direct equity investment in the Company of $300, and received 333,334 shares of the Company's common stock as well as warrants to purchase an additional 33,334 shares of the Company's common stock at an exercise price of $0.99 per share. The warrants expire five years from the date of original issuance.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $3,643 and other intangible assets is $394. Amortization expense during the nine-month period ended September 30, 2001 was $1,550. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Nine Month Periods Ending September 30, 2001

Revenue - Revenue for the quarter ended September 30, 2001 was $18,074 as compared to $15,871 for the quarter ended September 30, 2000. Revenue for the nine months ended September 30 2001 was $45,960 versus $50,083 for 2000.

Sales of the Company's General Display Terminals declined 29% to $7,636 for the quarter ended September 30, 2001 from $10,719 for the quarter ended September 30, 2000. On a year-to-year basis revenue for General Display Terminals declined 35% to $22,474 from $34,504 in year 2000. Declining demand for General Display Terminals as well as a disruption in the supply chain, were the main reasons for the decrease in revenue.

During February 2001 the Company was advised that a majority ownership interest in its primary supplier of plug-in logic boards, Tongkah, was being sold and that new management desired to change the manufacturing profile of the company, requiring that Tongkah eliminate the services provided to the Company. As a result, the Company was required to move the production of its plug-in logic boards to a new supplier, Goldtron (HK) Limited, located in mainland China. The Company was subject to supply disruption due to the


                                    10 of 18
production transition; however, as of April 17, 2001, Goldtron had successfully transitioned production to its manufacturing facility and had achieved mass-production capability. The Company experienced residual effects of this disruption in their revenue through July of 2001.

The Company believes the market for General Display Terminals will continue to decline as customers move toward applications requiring graphical user interfaces.

Revenues for the quarter ended September 30, 2001, from Boundless Manufacturing were $10,690, excluding intercompany revenue, as compared to $2,711 for the quarter ended September 30, 2000. Revenue for the nine-month period for Boundless Manufacturing was $20,303 in 2001 versus $7,090 for the comparable period in 2000. The revenue growth is attributable both to the start-up nature of Boundless Manufacturing in 2000, as well as the beginning of production for significant customers in early 2001. The Company anticipates continued growth in revenues from this segment of the business as Boundless Manufacturing executes its plan of offering a complete and complementary line of services to both middle-market OEMs, and start-up companies.

Net revenue from the Company's repairs and spare parts business for the quarter ended September 30, 2001 was $499 as compared to $537 for the quarter ended September 30, 2000.

Comdial, IBM and Compaq were the most significant customers for the Company's products, accounting for 40%, 13% and 10% of revenue, respectively, for the quarter ended September 30, 2001.

Gross Margin - Gross margin for the three and nine months ended September 30, 2001 was $2,469 (14% of revenue) and $5,059 (11% of revenue) respectively, as compared to gross margins of $3,987(25% of revenue) and $12,384 (25% of revenue) for the comparable periods in 2000. The decrease in gross margin as a percent of revenue is attributable to the decline in the General Display Terminals revenue which yields higher profit margins than Boundless Manufacturing. In addition, excess capacity at the Company's manufacturing facilities resulted in under-absorbed overhead expenses of $1,553 for the first nine months of 2001.

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

Total Operating Expenses - For the quarter ended September 30, 2001, operating expenses decreased 35% to $2,712 (15% of revenue), compared to expenses for the third quarter of 2000 of $4,183(26% of revenue). For the nine months ended September 30, 2001, operating expenses were $8,933 compared to expenses in the comparable period in 2000 of $ 12,728. This decrease is attributable to various cost reduction programs the Company has implemented during the current year. Reductions in sales, marketing and general and administrative expenditures have been achieved through these programs as well as $1,500 in additional income associated with the Company's sale of the Capio product line to Neoware Systems, Inc., and $600 income related to the release of expired reserves.

Sales and Marketing Expenses - Sales and marketing expenses decreased 7% to $1,168 (6% of revenue) for the quarter ended September 30, 2001 from $1,827 (12% of revenue) for the quarter ended September 30, 2000. Expenses for the first nine months were $4,813 in 2001 versus $5,605 in 2000. This decrease was mainly due to a reduction in the second and third quarter expenditures for sales and marketing programs related to the Capio product line. The Company promotes its products using media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs.

General and Administrative Expenses - General and administrative expenses decreased to $1,549 (9% of revenue), from $2,318 (15% of revenue) for the three months ended September 30, 2001 and 2000, respectively. Expenses for the nine-month period ended September 30 2001 were $5,137 versus $6,614 in 2000. The decrease in expenses is mainly due to a reduction in personnel costs and outside consulting services.

Research and Development Expenses - Research and development expenses for the third


                                    11 of 18
quarter decreased to $327 in 2001 from $526 in 2000. This reduction was attributable to the cessation of development activities for the Capio product line. For the nine-month period ended September 30, 2001 expenses were $ 1,080 compared to $1,264 in 2000.

Interest Expense, net - Interest expense, net for the quarter ended September 30, 2001 was $336 compared to $461 for the comparable period in 2000. This reduction in the third quarter 2001 was attributable to lower outstanding debt as well as a credit of $60 relating to excess accrued interest expense. Interest expense, net for the nine months was $1,210 in 2001 versus $979 in 2000. This year-to-year increase is mainly due to $197 of interest income received from the IRS during the second quarter of 2000.

Loss From Discontinued Operations- The loss from discontinued operations, net of applicable income taxes, for the period January 1 through September 30, 2001 was $2,150 relating to the Company's decision to discontinue the operations of Merinta. For the nine months ended September 30, 2000, the loss from discontinued operations, net of applicable income taxes, was $9,608.

Income Tax Expense - In the third quarter of 2001, the Company recorded an income tax credit of $803, which represented an adjustment of previously provided income taxes. As a result of uncertainties as to whether the related future tax benefits will be realized, the Company has provided for a 100% valuation allowance against the deferred tax assets attributable to losses incurred in 2001 and 2000.

Net Income (Loss)- For the quarter ended September 30, 2001, the Company recorded net income of $540, compared to a net loss of $(4,410) for the quarter ended September 30, 2000. The net loss for the nine months ended September 30, 2001 was $(6,431) compared to a net loss of $(10,931)in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.

As of September 30, 2001, the Company had working capital of $386 as compared to working capital of $5,881 at December 31, 2000. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

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

The Company is highly leveraged. As of September 30, 2001, the Company had negative tangible net worth of $3,566 and total liabilities of $36,144. The Company's liabilities at September 30, 2001 included repayment of a revolving loan of $7,511 plus interest maturing April 2003, a term loan in the amount of $100 with the final monthly payment due in October 2001, a capital lease in the amount of $860 which requires monthly principal and interest payments through May 2003 and a ten-year promissory note in the amount of $6,041 which requires monthly principal and interest payments through July 1, 2009.

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

Boundless Technologies has an agreement with a commercial lender for a loan secured by a mortgage on the Company's facility located in Hauppauge, NY. The loan, which is in the principal amount of $6,041 and carries a fixed interest rate of 7.75%, is being amortized


                                    12 of 18
over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless' Technologies obligations to the lender.

In the event there is a further decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations or execute its business plan.

Net cash used in operating activities for the nine months ended September 30, 2001 was $4,653 attributable to a loss before discontinued operations of $4,281, a loss from discontinued operations of $2,150, an increase in trade accounts receivable of $1,348 and a net change in assets and liabilities of discontinued operations of $5,155. These uses of cash were partially offset by non-cash expenses of $1,942, a reduction of inventory of $607, a decrease in other assets of $185 and increases in payables and accrued expenses of $3,39000. Net cash provided by investing activities was comprised of capital expenditures of $337 and the proceeds from the sale of assets in the amount of $1,600. Net cash used in financing activities included payments on the term loan in the amount of $1,168 and on other loans and lease obligations in the amount of $1,040. This was partially offset by issuance of common stock in the amount of $1,189 and an increase in the Company's revolving loan in the amount of $738.

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

New Product Introductions. If the Company cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, it may lose market share and its future revenue and earnings may suffer. The process of developing new high technology products and services is complex and uncertain. The Company must accurately anticipate customers' changing needs and emerging technological trends. The Company consequently must make long-term investments and commit significant resources before knowing whether its predictions will eventually result in products that the market will accept. After a product is developed, the Company must be able to manufacture sufficient volumes quickly at low enough costs. To do this, the Company must accurately forecast volumes, mix of products and configurations. Additionally, the supply and timing of a new product or service must match customers' demand and timing for the particular product or service. Given the wide variety of systems, products and services that the Company offers, the process of planning production and managing inventory levels becomes increasingly difficult.

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


                                    13 of 18

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

o    The overlap of different tax structures,

o    Unexpected changes in regulatory requirements,

o    Differing technology standards,

o Problems caused by the conversion of various European currencies to the Euro (see "Adoption of the Euro" section below), and

o    Natural disasters.

Market Risk. The Company is exposed to foreign currency exchange rate risk inherent in the Company's sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company is also exposed to interest rate risk


                                    14 of 18
inherent in its debt and investment portfolios. The Company's risk management strategy uses derivative financial instruments, primarily interest rate swaps, to hedge certain interest rate exposures. The Company's intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows; however, foreign currency transaction gains or losses have not been material to the Company's results of operations. The Company does not enter into derivatives for trading purposes.

Acquisitions, Strategic Alliances, Joint Ventures and Divestitures. In the normal course of business, the Company frequently engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. The completion of any one transaction may have a material effect on the Company's financial position, results of operations or cash flows taken as a whole. Divestiture of a part of the Company's business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require the Company to integrate with a different company culture, management team and business infrastructure. The Company may also have to develop, manufacture and market products with its products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, the successful integration of the entity into the Company depends on a variety of factors, including:

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


                                    15 of 18

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At September 30, 2001 the Company had in place interest rate swap agreements in the amount of $5,833 at an effective average interest rate of 8.64%. The balance of the swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the Company's term and revolving loans.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2001 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

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


                                    16 of 18

                           PART II - OTHER INFORMATION


Item 4. Exhibits and Reports on Form 8-K

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


Dated: November 14, 2001


Boundless Corporation


By:  /s/Joseph Gardner
--------------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)


                                    18 of 18