Form 10-K
period 2001-12-31
BOUNDLESS CORP
filed 2002-04-01
CIK 837472

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

                   For the fiscal year ended December 31, 2001

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

             The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on March 11, 2002, is $4,852,363.

       As of March 11, 2002, the registrant had 5,688,037 shares of Common
                 Stock, $.01 par value per share, outstanding.

                                   ----------

                                     PART I

ITEM 1. BUSINESS

General

     Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries, Boundless Technologies, Inc. ("Boundless Technologies") and Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), is a provider of text terminals and manufacturing services.

     Boundless Technologies, a wholly-owned subsidiary, is engaged in supplying computer terminals for commercial use. The Company's general strategy is to provide fast, easy-to-use, and cost-effective products that enable access to applications and data in commercial environments, as well as older "legacy" applications, running on mainframes, mid-range, and Unix systems.

     Boundless Technologies principally designs, sells and supports (i) desktop computer display terminals, which generally do not have graphics capabilities, ("General Display Terminals"), and (ii) other products that are used in multi-user computing environments. Boundless Technologies also designed, sold and supported thin client desktop display devices which enabled access to Windows(R)computing environments ("Windows(R)-based Terminals" or "Thin Clients") until it sold its Windows(R)-based Terminals business to Neoware Systems, Inc. ("Neoware") in June 2001.

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

     In October 1995, Boundless Technologies acquired assets relating to the General Display Terminal products of Digital Equipment Corporation ("Digital") sold under the VT(R) and Dorio(R) brands, excluding the VT 400 Series (the "Digital Acquisition"). As no manufacturing facilities were included in the Digital Acquisition, Boundless Technologies transferred all production of the VT and Dorio product lines from Digital's facilities in the Far East to Boundless' plant in Hauppauge, New York.

     Boundless Technologies offers standard and custom models of its General Display Terminals primarily to retail, financial, telecommunications and wholesale distribution businesses requiring them for data entry and point of sale activities. Standard and custom model thin clients and Windows(R)-based Terminals were being marketed by Boundless primarily to manufacturing, healthcare and social assistance, financial and insurance, wholesale trade, educational services and public administration businesses with light processing requirements and the need to provide concurrent information to customers on a variety of topics, such as billing and current and historical product and service information.

     Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of December 31, 2001, the Company owned approximately 55% of the outstanding shares of common stock of this subsidiary. Boundless Manufacturing is utilizing the Company's state-of-the-art ISO 9002 certified manufacturing facility in Hauppauge and will acquire additional manufacturing facilities as may be required if its business expands. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development and product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and The Netherlands.

     On March 6, 2000, Boundless Manufacturing acquired the manufacturing assets of Boca Research Inc. ("Boca") and assumed the lease of a 77,000 sq.ft. facility in Boca Raton, Florida. The transaction extended Boundless Manufacturing's capabilities by adding printed circuit board assemblies ("PCBAs") to its expertise. The transaction included the immediate employment by Boundless Manufacturing of approximately 70 Boca manufacturing employees.

     The Company also owns a majority of the common stock of Merinta, Inc. ("Merinta"). Merinta created software and infrastructure to enable third parties to deploy internet-based applications. Through tightly integrated Remote Device Management and Services, professional services and Information Appliance ("IA") Client Software solutions, Merinta offered OEM and Vertical Channel customers a completely customizable user-experience, which enabled their customers to differentiate themselves in the market and deliver tailored applications and services to the end-user. Merinta's client solution, built upon the Linux operating system, in combination with server based Remote Device Management and Services products, supported a wide range of IAs, including Web Terminals and Tablets, Set-Top Boxes, Residential Gateways and Wireless Handheld Devices.

     On November 8, 2000, Merinta received a $5,000,000 equity investment from National Semiconductor Corporation ("National") in consideration for the issuance of 1,733,102 shares of convertible preferred stock of Merinta. As part of a non-exclusive agreement, Merinta agreed to develop and optimize its solutions for hardware platforms based on National's Geode(TM) technologies, while National agreed to bundle Merinta's technology into upcoming development kits sold to design houses and OEMs. The two companies intended to co-market their solutions creating deployment programs tailored to meet their customers' specific needs. As of December 31, 2001, the Company owned approximately 84% of the outstanding common stock of Merinta, and had the right to vote approximately 70% of the outstanding voting securities of Merinta.

     On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following the investment by National in Merinta, the Company was prohibited by its lender from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, the cash generated from operations was not sufficient to cover its operating needs and the Company was not successful in raising additional equity investments to supplement the proceeds from National Semiconductor. The loss from discontinued operations of Merinta for the years 2001 and 2000 was $2,150,000 and $14,004,000, respectively.

     Reference is made to Notes 1, 4, and 17 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994.

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

     Thin client terminals. The Company's thin clients had no applications storage, utilized network servers for processing and were significantly smaller than general purpose PCs. They used Intel and Intel-compatible processors, and could support a wide variety of operating systems, including Microsoft Windows CE and Linux.

     Target users for the Company's thin client terminals included manufacturing, healthcare and social assistance, financial and insurance, wholesale trade, educational services and public administration customers with light processing requirements and the need to provide concurrent information to end users on a variety of topics, such as billing and current and historical product and service information.

     Windows(R)-based Terminals. Windows(R)-based Terminals ("WBTs") are thin client terminals based solely on the Microsoft Windows CE operating system, and as such, are authorized by Microsoft to carry the Windows-based Terminal designation. They were generally based upon the same hardware platforms as the Company's other thin client terminals. On June 29, 2001 the Company completed the sale of its thin client business to Neoware. The sale included the Company's Capio(R) product line, SAM Remote Administrator Software, associated intellectual properties and access to the existing thin client distribution and customer databases. The sale also included an outsourcing arrangement to continue to produce, service, and support the Capio family of products for Neoware. Proceeds from the sale amounted to $1,600,000 and a gain on the sale of $1,500,000 is included in other credits in the statement of operations. In connection with the sale and outsourcing arrangement, Neoware made a direct equity investment in the Company of $300,000 and received 333,334 shares of the Company's common stock as well as warrants to purchase an additional 50,001 shares of the Company's common stock at an exercise price of $1.10 per share. The warrants expire five years from the date of original issuance.

     Professional Services. Up to September 30, 1999, Boundless Technologies was a limited partner with GA eXpress ("GA"), the managing partner in the GAI Partnership. The GAI Partnership combined into a single business the development, distribution, maintenance and support of Pick-based computer systems and software running Boundless' version and GA's version of the Pick system on various hardware platforms. Prior to the formation of the GAI Partnership, a material portion of the Company's revenues was derived from its activities as a provider of consulting, installation, software and hardware maintenance, software upgrade and tuning, disaster backup and other professional services. These services were provided almost exclusively to Mentor Systems users and value added resellers ("VARs") of systems purchased from the Company as well as to users of the Company's other products desiring more service and support than the basic warranty provides. The Company is continuing to provide these services with respect to its desktop terminals. Depot service during normal business hours is also provided within the United States by the Company for its desktop terminals.

     Electronic Manufacturing Services. Boundless Manufacturing Services participates in the EMS market space and provides services that include printed circuit board assembly, build-to-order mass-customized manufacturing, supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for OEM customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications.

     Boundless Manufacturing is focused on delivering a level of service and commitment, to both middle-market OEMs and start-up companies, that is currently only available to top tier customers from the larger EMS companies. In addition, it pursues smaller programs with larger OEM customers typically serviced by larger competitors. Boundless Manufacturing will develop relationships with those OEMs and ODMs whose supply chains can be completed or complemented by the company's unique capabilities, and diversify revenue risk by winning customers in several vertical markets including data storage, public and private telecommunications systems, office technology products, industrial controls and custom or embedded "PC" applications.

     Internet Appliance Software and Services. Merinta created the software and infrastructure to enhance Internet browsing. Through tightly integrated Remote Device Management and Services, professional services and Information Appliance ("IA") Client Software solutions, Merinta offered OEM and Vertical Channel customers a completely customizable user-experience, which enabled their customers to differentiate themselves in the market and deliver tailored applications and services to the customer. Merinta's client solution, built upon the Linux operating system, in combination with their server based Remote Device Management and Services products, supported a wide range of IAs, including web terminals and tablets, set-top boxes, residential gateways and wireless handheld devices.

     Percentage of Total Revenues. The table below sets forth, for each of the last three years ended December 31 the percentage of total revenue contributed by those classes of similar products or services which accounted for a material portion of consolidated revenue in any of such years. Material inter-company revenue has been eliminated.

            General Display      Windows(R)-Based      Electronic Manufacturing
Period        Terminals           Terminals                 Services
------        ---------           ---------                 --------
2001            49.6%                5.4%                    45.0%
2000            69.5%               16.7%                    13.8%
1999            80.0%               16.8%                      --

     Foreign Sales. Net foreign sales were approximately $13,047,000, $18,280,000 and $28,069,000 for 2001, 2000 and 1999, respectively. The tables below set forth, for each of the last three years ended December 31, the approximate percentage of total revenue attributable to foreign sales and the percentage attributable to the European region.

                               % of Total Revenue

Period                        Total                     Europe
------                        -----                     ------

2001                          21.9%                     19.5%

2000                          25.7%                     19.5%

1999                          34.9%                     29.6%

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

     The Company is using approximately 100,000 of its 155,000 square feet of space in the Hauppauge, NY, facility for manufacturing and has the capacity to manufacture approximately 1,000,000 desktop display devices per year. The Company utilizes approximately 60,000 square feet of its 77,000 square feet of space in the Boca Raton, FL, facility for manufacturing and has the capacity to assemble approximately 800,000 mixed size and technology PCBAs annually.

     Suppliers. The Company purchases subassemblies and components for its products almost entirely from more than 40 domestic and Far East suppliers. Purchases from Goldtron (HK) Limited and Comdial Corporation, accounted for approximately 9% and 8%, respectively, of the dollar amount of the Company's total purchases in 2001 of subassemblies and components. Purchases from Comdial Corporation relate to an asset purchase and supply agreement entered into between the Company and Comdial Corporation in February 2001which required the Company to purchase certain inventory of Comdial Corporation. The transition of production of certain Comdial Corporation products to the Company's Boca Raton, Florida, facility is complete; and the Company does not believe that purchases of inventory from Comdial Corporation in future periods will be material to its results of operations.

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

     While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, the Company generally sources such items from a single supplier so that it can take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead-time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead-time could have a material adverse effect on its sales and results of operations. The Company was subject to limited supply interruptions due to its slowness in paying vendors. In the event of a prolonged interruption in the supply chain, the Company's cash flow and working capital position would be adversely affected.

     Warranties. The Company provides a one- to ten-year warranty covering defective materials and workmanship. The Company's products are serviced at depots that are geographically dispersed throughout the world. Users can purchase extended warranties of up to ten years or can pay for repairs on a time and materials basis. For the years 1999, 2000 and 2001, the Company's cost of warranty repairs was approximately 2.0%, 1.4%, and 0.1%, respectively, of the Company's total revenues. Software is not warranted by the Company, but users are permitted to return software for a refund within 30 days after purchase. Accordingly, customers are afforded the opportunity to use software on a trial basis through the Company's evaluation program. Revenue on software sales is recorded upon customer acceptance.

     A provision for potential warranty liability is recorded at the time revenue is recognized.

     Research and Development. During 2001, 2000 and 1999, the Company expended approximately $1,381,000, $1,691,000 and $5,908,000, respectively, on research and development activities. Boundless' research and development activities have historically related primarily to General Display Terminals and Windows-based terminals. Because General Display Terminals are mature products, development activities over the past year have only included enhancements to the existing product family. Additionally, with the sale of the Windows-based terminal product line to Neoware, the resources required for product development activities has been further reduced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Sales and Marketing

     Boundless Technologies markets its terminal products through OEMs and other multi-tier distribution channels. OEMs that do not want to maintain engineering or manufacturing resources can obtain products with their brand name from Boundless Technologies. Customers can buy Boundless Technologies' products from an international network of value-added resellers (VARs) and regional distributors. In order to reduce its dependence on existing OEM customers, Boundless Technologies has been increasing its distribution channel marketing and sales efforts and seeking additional OEM customers. Through its sales force, Boundless Technologies sells directly to large VARs and regional distributors and also sells to major national and international distributors. Boundless Technologies' sales force operates out of two geographically dispersed locations in the United States and a European office in the United Kingdom.

     In selling its General Display Terminals, Boundless Technologies emphasizes customization, reliability and compatibility with a broad range of UNIX, Pick and other operating systems. In selling Boundless Technologies' thin clients and Windows(R)-based Terminals, the company emphasized total cost of ownership, ease of administration, security and the ability to access numerous applications. The company's Windows(R)-based Terminals could access the more than 100,000 applications that run under Microsoft Windows, including Windows NT, Windows 95, Windows 98, and Windows 2000. The company's Windows(R)-based Terminals also provided access to UNIX and legacy applications.

     Boundless Technologies uses direct mail, telemarketing and cooperative marketing to promote its products. The company believes the most effective way to reach this market is via cooperative marketing with its channel partners.

     Boundless Technologies' business is not seasonal. The third quarter of the calendar year contributes slightly less revenue, as a percent of the total year's revenue, due to extended vacation periods in Europe, where sales of the company's VT/Dorio products are strong. Other fluctuations in quarterly sales result from large orders that are unrelated to the time of year.

     Boundless Manufacturing utilizes a direct sales force in selling EMS services. Boundless Manufacturing services include supply chain optimization, global supply base management, printed circuit board and systems assembly, test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for OEM customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications.

     The Company has effectively implemented an outsourcing strategy and cut manufacturing costs for many prominent OEMs. Boundless Manufacturing is also focused on delivering a level of service and commitment to middle-market OEMs and start-up companies that is currently only available to top tier customers from the larger EMS companies. Boundless Manufacturing's strategy, the implementation of which is dependent on its ability to raise working capital, includes aggressively expanding our geographic footprint, service offering, technology base, and information technology infrastructure.

     For 30 years, Boundless Technologies has manufactured high quality products and offered a full suite of supporting services. In the last decade, Boundless Technologies has specialized in build-to-order mass-customized manufacturing, a capability that has evolved into a key core competency that we believe offers a significant competitive advantage in its key markets. Boundless Manufacturing intends to leverage the expertise and capabilities resident within the Boundless family and seek synergistic opportunities to further develop its business and maximize shareholder value.

     Comdial Corporation and IBM were the Company's most significant customers in 2001, accounting for approximately 24% and 11%, respectively, of the Company's total revenue. The Company believes a decline in the level of sales to these customers, without growth in other areas of its business, could adversely affect the Company's results of operations and liquidity.

Competition

     The General Display Terminal market has undergone consolidation throughout the years, and the Company's single largest competitor is Wyse Technology, Inc. ("Wyse"). General Display Terminal customer purchase criteria are based on quality, availability, customization, compatibility with other terminals, and price. The Company holds the leadership position in this market.

     The EMS market in 2001 was estimated by industry analysts to be in excess of $120 billion and was served by over 2,500 competitors in the U.S. alone. The number of competitors in this market has declined due to lack of capital, process expertise, or breadth of service offering. Among the industry leaders, ("Tier 1" EMS providers) although they have continued to grow this year, the rate has fallen below the five year average annual growth rate of 40%. The market continues to be characterized by merger activity, including Solectron's acquisition of C-MAC and Sanmina's merger with SCI. Overall, the industry is still projected to grow at least at a 20% annual rate for at least the next five years. Industry leaders Solectron Corporation, Sanmina/SCI, Celestica Inc., Flextronics, and Jabil Circuit, Inc., still represent a substantial portion of the industry's revenue, at approximately 40% in 2000. Success rests on capitalizing on the opportunity to build partnerships with technology product developers and marketers to provide a full range of design, engineering, manufacturing and customer care services in a fully integrated solution business. Boundless Manufacturing is focused on delivering a level of service and commitment, to both middle-market OEMs, and start-up companies, and for smaller programs with top tier OEM customers.

Patents, Trademarks and Licensing

     The Company owns approximately 25 patents relating to General Display Terminals issued in the United States and various foreign countries, none of which is believed to be material to its business. The patents expire during the next 11 years, with expiration dates ranging from October 2003 through August 2013. The Company believes that the knowledge and experience of its management and personnel and their ability to develop, manufacture and market the Company's products in response to specific customer needs is more significant than its patent rights.

     The trademarks ADDS, Viewpoint, VT, and Dorio, are registered in the United States Patent and Trademark Office and in a number of foreign countries.

Environmental Regulation

     Amounts incurred by Boundless in complying with federal, state and local legislation pertaining to protection of the environment during the past three years did not have a material effect upon capital expenditures or the financial condition of the Company. Our manufacturing facility in Boca Raton, Florida, produces plug-in circuit board assemblies using solder and other substances regulated under various federal and state laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. State and local agencies, as well as federal lawmakers, may impose new laws and regulations that could have a significant impact on our business.

Employees

     At December 31, 2001, the Company had approximately 287 full-time employees engaged as follows: 12 in product design and engineering, 226 in manufacturing and repair services, 18 in sales, systems services and marketing and 31 in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.

Risk Factors

     The following factors relating to the Company, its business and management should carefully be considered in evaluating the Company and its prospects.

     Going Concern Modification. The report of the Company's independent public accountants on the financial statements of the Company included in this Report on Form 10-K contains a going concern modification. (See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     Recent Operating Losses: The Company has incurred operating losses in its last two fiscal years. There can be no assurance that the Company will be able to achieve or sustain profitable operations in the future. (See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     Debt Structure and Liquidity. As of December 31, 2001, the Company had a tangible net worth deficit of $7,587,000 and total liabilities of $37,358,000. In addition, as of December 31, 2001, the Company had a working capital deficit of $16,473,000 as compared to working capital of $3,435,000 as of December 31, 2000.

     On May 25, 2000, the Company signed an agreement with JP Morgan Chase Bank ("Chase"), acting as the agent for a bank syndicate participating in the agreement, amending and restating the existing credit line to add as co-borrowers Boundless Manufacturing and Merinta. Terms of the credit line (the "Chase Credit Line") were substantially similar to those previously in effect. The Chase Credit Line also provides for a $4,000,000 term loan, payable over a three-year period in equal quarterly installments beginning June 1999. The credit line expires April 14, 2003.

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

     As of December 31, 2001, the Company was in violation of certain covenants of the Chase Credit Line. As of March 25, 2002, the covenant violations had not been waived by the participating banks. Additionally, during the first quarter of 2002, certain collateral against which the Company had secured borrowings was declared ineligible by Chase. The elimination of the collateral from the borrowing base formula caused the Company to be in an over-advanced position with respect to the Chase Credit Line. Under the terms of the Chase Credit Line, the Company is allowed an over-advance amount of only $750,000 and for no more than a 30-day period. On March 27, 2002, the Company signed an amendment to the Chase Credit Line wherein the Company agreed to limit the amount of the over-advance to $500,000 by April 5, 2002 and to $400,000 by April 12, 2002. As part of the agreement the Company also agreed to a reduction in the overall amount of the line from $12,000,000 to $6,500,000. As of March 27, 2002, the Company had $5,720,000 outstanding under the Chase Credit Line.

     The Company believes it will be successful in limiting the amount of the over-advance to the prescribed amounts in the timeframe allotted. However, there can be no assurance the Company will be successful. Should the Company be unsuccessful, Chase may rely on remedies defined in the Chase Credit Line, including calling the loan for immediate repayment.

     The Company is currently able to secure funds under the Chase Credit Line; however, there can be no assurance that, in light of the covenant violations and over-advanced position, the Company will continue to be able to borrow funds to meet its working capital needs. The Company's ability to pay vendors and secure material to satisfy customer orders for the Company's products would be materially impaired should the participating banks either call the loan or institute other restrictive conditions for further advances under the Chase Credit Line.

     The Company's cash requirements at December 31, 2001 included repayment of $8,507,000, plus interest, outstanding under the revolving credit portion of the Chase Credit Line and payment of a $5,946,000 mortgage note, plus interest, on the Company's Hauppauge, NY, facility. Due to the covenant violations under the loan agreements, these obligations have been reclassified to short-term debt in the Company's consolidated balance sheet as of December 31, 2001.

     In connection with the creation of Merinta, the Company assigned certain contracts, to which it was a party, to Merinta. In some instances the Company, to accomplish the assignment, guaranteed Merinta's performance of the contract, in other cases, although the contract was assigned the Company was not relieved of liabilities under the contract. Particularly, the Company is a guarantor of a software license contract requiring monthly payments by Merinta of approximately $148,000 throughout 2001. The Company reached an agreement with the software vendor to pay this liability over an extended period and had met its payment obligations through December 2001. Due to the Company's financial position, payments required under the agreement during the first three months of 2002 have not been made.

     In the event there is a decline in the Company's sales and further deterioration in earnings and/or an inability to borrow in accordance with availability under the Chase Credit Line, the Company's cash flow would be further adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations. The Company's ability to obtain equity financing to reduce its debt and increase its stockholders' equity is adversely affected by such leverage and other risks described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Strategy. Industry-wide sales of General Display Terminals have been declining over the past years. Approximately 50% of the Company's sales for the year ended December 31, 2001 were of General Display Terminals as compared to approximately 70% and 80% for the years ended December 31, 2000 and 1999, respectively. Recognizing the impact of this decline on the Company's profitability and liquidity, the Company began a diversification program in 1999 that resulted in the creation of Boundless Manufacturing and Merinta. The Company's strategy has been to increase its share of the General Display Terminals market as other manufacturers abandoned the market, thereby generating gross margin to fund the diversification program. Merinta's operations were discontinued in May 2001.

     Boundless Manufacturing is building upon Boundless Technologies' 30-year OEM design, manufacturing and customer history to bring these services to the EMS market and is attempting to capitalize on the growth prospects of this industry. However, this market is intensely competitive and there can be no assurance the Company will be successful in its diversification effort.

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

     Dependence Upon Major Customers. Comdial Corporation and IBM were the Company's most significant customers in 2001, accounting for approximately 24% and 11%, respectively, of the Company's total revenue. The Company believes a decline in the level of sales to these customers, without growth in other areas of its business, could adversely affect the Company's results of operations. As of December 31, 2001, Comdial Corporation owed the Company $2,601,300 for products and services sold to it in 2001. Of this amount, $1,935,000 was past due. The Company has negotiated a pay-down schedule with Comdial to eliminate the past due amount by May 2002. As of March 8, 2002, the total balance due from Comdial was $2,091,500, and $1,150,800 was no longer eligible under the Company's borrowing base formula due to the aging of certain outstanding invoices. Should Comdial fail to meet its obligations under the pay-down schedule the Company's liquidity and financial position could be materially adversely affected.

     Dependence Upon Key Personnel. The Company's success will depend upon its key management, sales and technical personnel. The Company, through Boundless Manufacturing, has an employment contract with Mr. Joseph Joy, its Chief Executive Officer and President, and Mr. Anthony Giovaniello, its Vice President, Business Development. The Company does not have employment contracts with any of its other employees. In addition, the Company believes that, to succeed in the future, it will be required to continue to attract, retain and motivate additional skilled executive and technical sales and engineering employees who are in short supply because of great demand throughout the industry for their services. The loss of any of its existing key personnel or the inability to attract and retain key employees in the future could have a material adverse effect on the Company. See "Directors and Executive Officers of the Registrant."

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

     Dependence Upon Suppliers; Shortages of Subassemblies and Components. The Company purchases subassemblies and components for its products almost entirely from more than 40 domestic and Far East suppliers. Purchases from Goldtron (HK) Limited and Comdial Corporation, accounted for approximately 9% and 8%, respectively, of the dollar amount of the Company's total purchases in 2001 of subassemblies and components. Purchases from Comdial Corporation relate to an asset purchase and supply agreement entered into between the Company and Comdial Corporation in February 2001which required the Company to purchase certain inventory of Comdial Corporation. The transition of production of certain Comdial Corporation products to the Company's Boca Raton, Florida, facility is complete; and the Company does not believe that purchases from Comdial Corporation in future periods will be material to its results of operations.

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

     While there are at least two qualified suppliers for the subassemblies and components that are made to the Company's specifications, the Company generally sources such items from a single supplier so that it can take advantage of volume discounts and more easily ensure quality control. The Company estimates that the lead-time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of the Company's business during such period of lead-time could have a material adverse effect on its sales and results of operations.

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

     Possibility of Volatility of Common Stock Price. There has been significant volatility in the market price of the Company's Common Stock and of the securities of companies engaged in businesses similar to the Company's business. Various factors and events may have a significant impact on the market price of the Common Stock including fluctuations in the prices of computer industry and EMS related stocks, generally; announcements by the Company, its suppliers or its competitors concerning quarterly and year end results of operations; technological innovations or the introduction of new products; shortages or failure of components or subassemblies; and public concern about the economy. See "Market for Registrant's Common Equity and Related Stockholder Matters."

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

ITEM 2. PROPERTIES

     The Company owns a 155,000 square foot facility at 100 Marcus Boulevard, Hauppauge, New York, the principal manufacturing, sales and distribution facility of Boundless. Boundless Manufacturing leases approximately 77,000 square feet of manufacturing and office space in Boca Raton, Florida. The lease expires September 14, 2005, and calls for an annual base rent of $6.75 per square foot in the first year of the agreement, escalating to $7.60 per square foot in the fifth year. The Company also leases approximately 3,200 square feet of office space in New York, NY. The annual lease payment for the facility is approximately $160,000, and the lease expires November 2004. The Company leases four other small facilities throughout the United States for depot repair and support services. The annual lease commitments for these facilities are not material.

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

     The Company intends to vigorously defend this suit since it believes that it has meritorious defenses to the action. On March 5, 2002 a deposition of the Plaintiff took place. No depositions of the defendants have occurred and no trial date has been established.

     An action was commenced by Donald W. Lytle ("Plaintiff") on February 8, 2001, against Boundless Technologies, Inc., GN Netcom, Inc., Portal Connect, Inc., and Wholesale Audio Video, Inc. in the Iowa District Court, Johnson County; Law No. LACV061503 alleging negligence and products defects resulting in injuries to Plaintiff's hearing as a result of the use of one model of the Company's General Display Terminals. Plaintiff is suing for unspecified damages. Document requests have been served on Plaintiff. On November 15, 2001, the attorneys representing the Company took the deposition of the Plaintiff. The Company has submitted answers to interrogatories of the Plaintiff. No trial date has been established.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2001 to a vote of stockholders of the Company through the solicitation of proxies or otherwise.

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

     The Company's Common Stock is quoted on The American Stock Exchange ("AMEX") under the symbol BND. As of March 11, 2002, there were approximately 588 holders of record of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by AMEX, for the periods indicated. Price per share information has been restated for the one-for-ten reverse split.

Year Ended December 31, 2001:                      High                Low
                                                  -----               -----

     First quarter ................               $3.50               $1.19
     Second quarter ...............               $1.90               $1.00
     Third quarter ................               $1.40               $0.90
     Fourth quarter ...............               $1.52               $0.85



Year Ended December 31, 2000:

     First quarter ...............               $20.75               $8.38
     Second quarter ..............               $16.19               $4.50
     Third quarter ...............               $ 9.50               $4.38
     Fourth quarter ..............               $ 7.75               $1.00

The last sale price of the Company's Common Stock on March 11, 2002 was $ 1.07.

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

     On February 23, 2001, the Company sold 110,000 shares of its Common Stock to three individuals for total proceeds of $225,200. In connection with the sale, the Company issued warrants to purchase 27,500 shares of its Common Stock at an exercise price of $2.40 per share of Common Stock. The warrants expire four years from the date of grant. Mr. Joseph V. Joy, Jr. and Mr. Jack Ryan, then the President and Vice President, Supply Chain Services, of Boundless Manufacturing, respectively, purchased securities in this offering. Mr. Frank Stephens, currently a member of the Company's Board of Directors, but who was not associated with the Company at the time of the sale, also purchased securities in the offering. Proceeds from this sale were used for general working capital purposes.

     From May 29, 2001, through June 29, 2001, the Company sold 947,877 shares of its Common Stock in a private placement offering, raising gross proceeds of $963,500. In connection with this sale, the Company issued warrants to purchase 142,190 shares of its Common Stock at exercise prices ranging from $1.10 to $1.36 per share of Common Stock. The warrants expire five years following the date of grant. Fourteen individuals or legal entities participated in the private placement, including four executive officers of the Company and a member of the Company's Board of Directors.

     The shares of Common Stock sold in the June private placement, and the shares of Common Stock underlying the warrants, are required by the Company to be registered for sale in accordance with the Securities Act of 1933. The Company is currently preparing an amended registration statement on Form S-3 and anticipates filing such registration statement in April 2002.

     The Company believes that the issuances of the securities described above were exempt from registration under Section 4 (2) of the Securities Act of 1933 as amended.

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


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The statement of operations and balance sheet data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 set forth below have been derived from the financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere herein.

                   Consolidated Statement of Operations Data
                        For the years ended December 31:
                      (in thousands, except per share data)

                                                           2001           2000           1999           1998          1997
                                                       --------       --------       --------       --------      --------

     Total revenues                                    $ 59,581       $ 64,544       $ 80,510       $ 90,202      $ 98,271
     Gross margin                                         6,283         15,500         23,812         25,999        24,766

     Operating expenses:
       Sales and marketing                                5,459          7,442         10,292          8,308         7,417
       General and administrative                         7,690          8,279          6,979          5,845         6,213
       Research and development                           1,381          1,691          5,908          3,666         2,912
       Other charges (credits)                           (2,437)           177         (3,711)           (16)         (255)
                                                       --------       --------       --------       --------      --------

          Total operating expenses                       12,093         17,589         19,468         17,803        16,287
                                                       --------       --------       --------       --------      --------
     Operating income (loss)                             (5,810)        (2,089)         4,344          8,196         8,479
     Interest expense                                     1,599          1,455          1,438          2,539         3,730
                                                       --------       --------       --------       --------      --------

     Income (loss) before income tax                     (7,409)        (3,544)         2,906          5,657         4,749
                                                          1,383           (289)          (333)           749          (134)
                                                       --------       --------       --------       --------      --------
     Income tax (credit) expense
     Income (loss) from continuing operations            (8,792)        (3,255)         3,239          4,908         4,883
     Loss from discontinued operations                   (2,150)       (14,004)            --             --            --

     Net income (loss)                                 $(10,942)      $(17,259)      $  3,239       $  4,908      $  4,883
                                                       ========       ========       ========       ========      ========
     Income (loss) per common share from
        continuing operations:

     Basic                                             $  (1.74)      $  (0.72)      $    .72       $    .90      $    .89
                                                       ========       ========       ========       ========      ========
     Diluted                                           $  (1.74)      $  (0.72)      $    .71       $    .90      $    .86
                                                       ========       ========       ========       ========      ========

     Net income (loss) per common share:

     Basic                                             $  (2.17)      $  (3.81)      $    .72       $    .90      $    .89
                                                       ========       ========       ========       ========      ========
     Diluted                                           $  (2.17)      $  (3.81)      $    .71       $    .90      $    .86
                                                       ========       ========       ========       ========      ========

     Consolidated Balance Sheet Data
     At December 31:
     (in thousands)

     Working capital (deficit)                         $(16,473)      $  3,435       $ 17,942       $  9,401      $  8,780
     Total assets                                        33,215         39,604         50,460         49,348        54,548
     Revolving credit loan (short-term)                   8,507             --             --             --         7,650
     Current maturities of long-term debt in
     default                                              6,855             --             --             --            --
     Long-term obligations                                  833         13,442         14,206          7,129        10,288
     Minority interest                                       --             --             --             --            --
     Mandatorily redeemable preferred
     stock                                                   --             --             --          3,555         3,555

     Stockholders' equity (deficit)                    $ (4,143)      $  5,751       $ 21,415       $ 16,657      $ 15,407

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Reference is made to Notes 1,4, and 17 of Notes to Consolidated Financial Statements for definitions of certain capitalized terms and information regarding the GAI Partnership and acquisitions and dispositions by the Company since December 1994. The numbers and percentages contained in this Item 7 are approximate. Dollar amounts are stated in thousands.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-10. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Impairment of goodwill and valuation of deferred tax assets.

     We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. At December 31, 2001, the carrying value of goodwill was $3.2 million.

     The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record adjustments to the valuation allowances against its deferred tax assets resulting in additional income tax expense or credits in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for changes in the valuation allowances quarterly. During the year ended December 31, 2001, the Company recorded $2.3 million of valuation allowances related to its net deferred tax assets, resulting in a 100% valuation allowance at the balance sheet date.

Sales returns and other allowances, allowance for doubtful accounts.

     The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Historically the Company has not experienced material levels of product returns.

     Similarly, our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Warranty and product guaranties.

     We provide for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

Inventory obsolescence.

     We record inventory valuation allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory valuation allowances may be required.

Results of Operations

Years Ended December 31, 2001 and 2000

     Revenues: Revenues for the year ended December 31, 2001 were $59,581, as compared to $64,544 for the year ended December 31, 2000.

     Sales of the Company's General Display Terminals declined by 34.2% to $29,531 for the year ended December 31, 2001 from $44,873 for the year ended December 31, 2000. The decline is attributable to a reduction in sales of the Company's VT/Dorio product line and sales to Digital and IBM, which, in combination, accounted for a decline of approximately $10,391, or 49%, from sales in 2000. The Company believes the market for General Display Terminals will continue to decline in the future as customers move toward applications requiring graphical user interfaces.

     Sales of the Company's Windows(R)-based Terminals decreased 70.2% to $3,218 versus $10,792 for the years 2001 and 2000, respectively. The decline is attributable to the sale of the Capio product line to Neoware Systems, Inc. in June 2001.

     Boundless Manufacturing recognized revenue of $ 26,709 for the year ended December 31, 2001 and $8,879 for the year ended December 31, 2000, its first year of operation. On March 6, 2000, Boundless Manufacturing acquired the manufacturing assets of Boca Research Inc. ("Boca") and assumed the lease of a 77,000 sq.ft. facility in Boca Raton, Florida. The transaction extended Boundless Manufacturing's existing capabilities by adding printed circuit board assemblies ("PCBAs") to its expertise. The transaction included the immediate employment by Boundless Manufacturing of approximately 70 Boca Research manufacturing employees. In connection with the transaction Boundless Manufacturing executed a supply agreement under which Boundless Manufacturing would supply product for sale in Boca's modem business, and Boca committed to minimum quarterly payments. For the year ended December 31, 2000, Boundless Manufacturing recognized $998 of these minimum commitments. The commitment guarantee under the supply agreement expired in March 2001.

     Net sales from the Company's repairs and spare parts business were approximately $2,108 for the year ended December 31, 2001 compared to $1,902 for the year ended December 31, 2000. The Company anticipates that repairs and spare parts revenues for general display terminals will decline in the future due to the decline in industry sales of this product.

     Comdial and IBM were the Company's most significant customers in 2001, accounting for approximately 24% and 11%, respectively, of the Company's total revenue. The Company believes a decline in the level of sales to these customers, without growth in other areas of its business, could adversely affect the Company's results of operations and liquidity.

     Gross Margin. Gross margin for the year ended December 31, 2001 was $6,283 (10.5% of revenue), as compared to gross margin for the year ended December 31, 2000 of $15,500 (24.0% of revenue). The decline in sales of General Display Terminals, which generate margins substantially larger than the Company's other business segment, Boundless Manufacturing Services, resulted in the decline in margin.

     Gross margin in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

     Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 2001 or 2000. In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions.

     From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available. See "Asset Management."

     Total Operating Expenses. For the year ended December 31, 2001, operating expenses were $12,093 (20.3% of revenue), compared to expenses for 2000 of $17,589 (27.3 % of revenue).

     Sales and Marketing Expenses. Sales and marketing expenses decreased 26.6% from $7,442 (11.5% of revenue) for the year ended 2000 to $5,459 (9.2% of revenue) for the year ended December 31, 2001. The decrease is attributable to the sale, in June 2001, of the Company's Windows-based terminal product line to Neoware.

     Boundless Technologies promotes its products by means of a balanced mix of direct mail, telemarketing and cooperative channel marketing programs. Boundless Manufacturing promotes its services through its direct sales force.

     General and Administrative Expenses. General and administrative expenses decreased 7.1%, or $589, to $7,690 (12.9% of revenue), from $8,279 (12.8% of revenue) for the periods ending December 31, 2001 and 2000, respectively. The decrease stems from reductions in personnel costs, travel and professional services. During the fourth quarter of 2001, the Company recorded a $1,274 charge to earnings to recognize the settlement of employment contracts with two executives of the Company.

     Research and Development Expenses. Research and development expenses decreased to $1,381 in 2001 from $1,691 in 2000. The decline is due to the sale of the Company's Windows-based terminal product line to Neoware. Because General Display Terminals are mature products, development activities over the past year have only included enhancements to the existing product family.

     Other Charges (Credits). During the second quarter of 2001 the Company recorded a gain of $1,500 on the sale of the Windows-based terminal product line to Neoware and it reduced warranty liabilities amounting to $300 due to expiration of the warranty period. On an ongoing basis, the company refines the method of accruing for various expenses, including warranty and co-op expense. The company considers past experience as well as changes in the underlying programs in determining changes to the estimate. With respect to both the warranty and co-op programs, certain programs require that the customer not only meet the specifications of the program, but file a claim with the company in a timely fashion. Due to industry consolidation and other disruptions, particularly Compaq's purchase of Digital Equipment Corporation, a few large customers did not timely file for a credit, resulting in our ultimate release of the accruals. During the fourth quarter of 2001, the Company released prior year excess liabilities for marketing programs and bonus awards in the aggregate amount of $365.

     Interest Expense(net). Interest expense (net of interest income) amounted to $1,599 for the year ended December 31, 2001 compared to $1,455 for 2000. This increase is related to higher levels of debt carried by the Company during 2001.

     Income Tax Expense/Credit. The Company recorded an income tax expense of $1,383 for the year ended December 31, 2001 compared to an income tax credit of $289 for the year ended December 31, 2000. The 2001 charge resulted from income tax credits of $898, which represented changes in estimates of previously provided income taxes, and the recording of a valuation allowance of $2,281 against the remaining portion of the net deferred tax assets, including net operating loss carryforwards, that the Company currently estimates may not be realized.

     Discontinued Operations. On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following an investment by National Semiconductor in Merinta, the Company was prohibited by its lender from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, the cash generated from operations was not sufficient to cover its operating needs and the Company was not successful in raising additional equity investments to supplement the proceeds from National Semiconductor. The loss from discontinued operations for the years ended December 31, 2001 and 2000 was $2,150 and $14,004, respectively.

     Net Loss. For the year ended December 31, 2001, net loss was $10,942 (18.4% of revenue), compared to a net loss of $17,259 (26.7% of revenue) for the year ended December 31, 2000.

Years Ended December 31, 2000 and 1999

     Revenues: Revenues for the year ended December 31, 2000 were $64,544, as compared to $80,510 for the year ended December 31, 1999.

     Sales of the Company's General Display Terminals declined by 30.4% to $44,873 for the year ended December 31, 2000 from $64,486 for the year ended December 31, 1999. The decline is attributable to a reduction in sales of the Company's VT/Dorio product line and sales to Digital and IBM, which, in combination, accounted for a decline of approximately $15,005, or 35%, from sales in 1999. In addition, sales of the Company's ADDS(TM) General Display Terminal declined $3,764 from sales in 1999 due to the general decline in the market for General Display Terminals.

     Sales of the Company's Windows(R)-based Terminals decreased 20.2% to $10,792 versus $13,533 for the years 2000 and 1999, respectively. The decline is attributable to delays in new / enhanced product introduction, as well as the Company's inability to secure a large volume OEM customer.

     Boundless Manufacturing recognized revenue of $8,879 for the year ended December 31, 2000, its first year of operation. On March 6, 2000, Boundless Manufacturing acquired the manufacturing assets of Boca Research Inc. ("Boca") and assumed the lease of a 77,000 sq.ft. facility in Boca Raton, Florida. In connection with the transaction Boundless Manufacturing executed a supply agreement under which Boundless Manufacturing would supply product for sale in Boca's modem business, and Boca committed to minimum quarterly payments. For the year ended December 31, 2000, Boundless Manufacturing recognized $998 in minimum commitments. The commitment guarantee under the supply agreement expired in March 2001.

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

     IBM and Boca Research were the Company's most significant customers in 2000, accounting for approximately 9%, respectively, of the Company's total revenue.

     Gross Margin. Gross margin for the year ended December 31, 2000 was $15,500 (24% of revenue), as compared to gross margin for the year ended December 31, 1999 of $23,812 (29.6% of revenue). The decline in sales of General Display Terminals, which generate margins substantially larger than the Company's other business segments, resulted in a decline in gross margin of $8,312 compared to 1999.

     Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 2000 or 1999.

     Total Operating Expenses. For the year ended December 31, 2000, operating expenses were $17,589 (27.3% of revenue), compared to expenses for 1999 of $19,468 (24.2 % of revenue).

     Sales and Marketing Expenses. Sales and marketing expenses decreased 27.7% from $10,292 (12.8% of revenue) for the year ended 1999 to $7,442 (11.5% of revenue) for the year ended December 31, 2000.

     General and Administrative Expenses. General and administrative expenses increased 18.6%, or $1,300, to $8,279 (12.8% of revenue), from $6,979 (8.7% of revenue) for the periods ending December 31, 2000 and 1999, respectively. The increase is related to accruals for the Company's employee bonus program earned in 2000 of $853, and expenses of $375 relating to the implementation of the Company's new enterprise resource planning ("ERP") software. During the fourth quarter of 2000, the Company recorded additional goodwill amortization of $185. While in management's opinion there is currently no impairment in the carrying value of goodwill, it was determined that the useful life of goodwill should be shortened to be more reflective of the current rate of decline in the General Display Terminal product family. Accordingly, management changed the remaining useful life of five years to a remaining useful life of three years, commencing in the fourth quarter of 2000.

     Research and Development Expenses. Research and development expenses decreased to $1,691 in 2000 from $5,908 in 1999.

     Other Charges (Credits). During the third quarter of 2000 the Company reduced DEC warranty liabilities amounting to $326 due to expiration of the warranty period and $206 of unused 1999 accrued cooperative marketing programs. On an ongoing basis, the company refines the method of accruing for various expenses, including warranty and co-op expense. The company considers past experience as well as changes in the underlying programs in determining changes to the estimate. With respect to both the warranty and co-op programs, certain programs require that the customer not only meet the specifications of the program, but file a claim with the company in a timely fashion. Due to industry consolidation and other disruptions, particularly Compaq's purchase of Digital Equipment Corporation, a few large customers did not timely file for a credit, resulting in our ultimate release of the accruals.

     On September 30, 1999, Boundless Technologies sold its interest in the GAI Partnership to GA for $1,500 in cash, 1,133,333 shares of restricted common stock of GA, notes, and warrants to purchase shares of common stock of GA. The Company recorded a credit of $2,324 relating to the sale after having received a third-party valuation assessment of the value of the securities and convertible debt components of the settlement. In addition the Company released a number of overaccruals from prior years including $636 relating to the estimated warranty liability associated with the shipment of the Company's products to DEC as well as $494 relating to the estimate of outstanding claims against the Company's marketing development funds programs. During the fourth quarter of 2000 the Company wrote off 100%, or $824, of the carrying value of the common stock and convertible debt which it had received in consideration for the sale of its interest in the GAI Partnership to GA in 1999. The write-off was recorded as a result of the deterioration in GA's economic position, its reporting of significant continuing losses and its announcement during the first quarter of 2001 that it had sold its hardware and services business and would restructure the company.

     Interest Expense(net). Interest expense (net of interest income) amounted to $1,455 for the year ended December 31, 2000 compared to $1,438 for 1999.

     Income Tax Credit. The Company recorded an income tax credit of $333 for the year ended December 31, 1999 compared to an income tax credit of $289 for the year ended December 31, 2000. In 2000, the Company established a valuation allowance of $5,950 against the portion of the net deferred tax assets, including net operating loss carryforwards, that it currently estimates may not be realized. In 1999, the Company recorded tax benefits of $1,531 relating to the reversals of a prior year overaccrual and the adjustment of deferred taxes as a result of tax examinations. No refunds or taxes due resulted from these examinations.

     Discontinued Operations. On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following an investment by National Semiconductor in Merinta, the Company was prohibited from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, the cash generated from operations was not sufficient to cover its operating needs and the Company was not successful in raising additional equity investments to supplement the proceeds from National Semiconductor. The loss from discontinued operations for the period January 1 through December 31, 2000 was $14,004.

     Net Income/loss. For the year ended December 31, 1999, net income was $3,239 (4.0% of revenue), compared to a net loss of $17,259 for the year ended December 31, 2000.

Impact of Inflation

     The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

Liquidity and Capital Resources

     The discussion below regarding liquidity and capital resources should be read together with the information included under Notes 2, 8, 12 and 13 of Notes to Consolidated Financial Statements.

     The Company had a working capital deficit of approximately $16,473 as of December 31, 2001, compared to working capital of $3,435 as of December 31, 2000. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

     The Company is highly leveraged. As of December 31, 2001, the Company had a tangible net worth deficit of $7,587 and total liabilities of $37,358. The Company's cash requirements at December 31, 2001 included repayment of a revolving loan of $8,507 plus interest and a ten-year promissory note in the amount of $5,946 which requires monthly principal and interest payments through July 1, 2009. Both the revolving loan and promissory note have been reclassed to current liabilities in the Company's financial statements due to covenant violations.

     Borrowing under the revolving loan is based on a borrowing base formula of up to 75% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. Up to $5,000 is available under the revolving loan for letters of credit. As of December 31, 2001, the Company had the ability to borrow $1,570 from its bank syndicate based on the borrowing formula. As a result of the borrowing base formula, the credit available to the Company could be adversely restricted in the event of further declines in the Company's sales and increases in orders may not be able to be financed under the Company's revolving credit line.

     In connection with the equity investment secured for Merinta, the Company amended, in November 2000, its revolving credit loan entered into May 25, 2000. The amendment, amongst other things, excluded Merinta's accounts receivable and inventory from the borrowing base formula and prohibited the Company from contributing cash toward Merinta's operating expenses. On April 17, 2001, the Chase Credit Line was further amended, including a reduction in the overall amount of the line from $15,000 to $12,000 as well as an immediate reduction in the amount of the line which could be collateralized by inventory from $5,000 to $3,800, to be reduced further by $100 per month beginning August 1, 2001.

     As of December 31, 2001, the Company was in violation of certain covenants of the Chase Credit Line. As of March 25, 2002, the covenant violations had not been waived by the participating banks. Additionally, during the first quarter of 2002, certain collateral against which the Company had secured borrowings was declared ineligible by Chase. The elimination of the collateral from the borrowing base formula caused the Company to be in an over-advanced position with respect to the Chase Credit Line. Under the terms of the Chase Credit Line, the Company is allowed an over-advance amount of only $750 and for no more than a 30-day period. On March 27, 2002, the Company signed an amendment to the Chase Credit Line wherein the Company agreed to limit the amount of the over-advance to $500 by April 5, 2002 and to $400 by April 12, 2002. As part of the agreement the Company also agreed to a reduction in the overall amount of the line from $12,000 to $6,500. As of March 27, 2002, the Company had $5,720 outstanding under the Chase Credit Line.

     The Company believes it will be successful in limiting the amount of the over-advance to the prescribed amounts in the timeframe allotted. However, there can be no assurance the Company will be successful. Should the Company be unsuccessful, Chase may rely on remedies defined in the Chase Credit Line, including calling the loan for immediate repayment.

     The Company is currently able to secure funds under the Chase Credit Line; however, there can be no assurance that, in light of the covenant violations and over-advanced position, the Company will continue to be able to borrow funds to meet its working capital needs. The Company's ability to pay vendors and secure material to satisfy customer orders for the Company's products would be materially impaired should the participating banks either call the loan or institute other restrictive conditions for further advances under the Chase Credit Line.

     Boundless Technologies has an agreement with a commercial lender for a loan secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $5,946 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless Technologies' obligations to the lender.

     In connection with the creation of Merinta, the Company assigned certain contracts, to which it was a party, to

Merinta. In some instances the Company, to accomplish the assignment, guaranteed Merinta's performance of the contract. Particularly, the Company is a guarantor of a software license contract requiring monthly payments by Merinta of approximately $148 throughout 2001. The Company reached an agreement with the software vendor to pay this liability over an extended period and had met its payment obligations through December 2001. Due to the Company's financial position, payments required under such agreement during the first three months of 2002 have not been made.

     As of December 31, 2001, Comdial Corporation owed the Company $2,601 for products and services which the Company sold to it in 2001. Of this amount, $1,935 was past due. The Company has negotiated a pay-down schedule with Comdial to eliminate the past due amount by May 2002. As of March 8, 2002, the total balance due from Comdial was $2,092, and $1,151 was no longer eligible under the Company's borrowing base formula due to the aging of certain outstanding invoices. Should Comdial fail to meet its obligations under the pay-down schedule the Company's liquidity and financial position could be materially adversely affected.

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from uncertainties related to global economies. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the Chase Credit Line, the Company's cash flow would be further adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations. The Company is seeking equity funding to improve its working capital position. However, the Company's ability to obtain equity financing to reduce its debt and increase its stockholders' equity is adversely affected by its current leverage. There can be no assurance that additional financing will be available on favorable terms, if at all.

     Net cash used in operating activities during the year ended December 31, 2001 was $1,646, principally related to a net loss of $10,942. This amount was offset by non-cash expenses, principally depreciation and amortization of $3,670, decreases in inventory of $798 and increases in accounts payable and other accrued expenses of $2,783. Net cash provided by investing activities was comprised of $1,600 stemming from the sale of the Company's Windows-based terminal product line to Neoware, offset by capital expenditures of $401. Net cash provided by financing activities was principally comprised of the proceeds from the sale of the Company's Common Stock in the amount of $1,189 and proceeds of $1,733 from the issuance of debt. These amounts were offset by repayments of $2,602 due under the Company's mortgage note and revolving line of credit.

     In addition to obligations previously discussed, long-term capital requirements at December 31, 2001 included: (i) a mortgage note payable to Independence Community Bank in the amount of $5,946, bearing interest at 7.75% per annum and payable monthly over a 25-year amortization schedule due on or before July 1, 2009 and secured by the Company's facility in Hauppauge, New York; (ii) a lease commitment of $359 for the calendar year 2001, escalating to $406 for the calendar year 2005, for Merinta's Austin, Texas facility; (iii) monthly capitalized lease payments of $36 through October 2002, and declining to $17 per month through April 2003, relating to expenditures associated with the Company's new computer system; and (iv) an annual lease commitment of $160 for office space in New York, NY, such lease expiring November 2004.

     At December 31, 2001, the Company's total long-term liabilities were approximately $2,141 and its current portion of long-term debt was approximately $15,362. The Company believes that additional financing will be required to grow its business and to pay the Company's current and long-term debts, when due.

Going Concern Comment and Management's Plan of Action

     The Company's independent auditors' report for the year ended December 31, 2001 contains a special emphasis paragraph relating to a "going concern" matter. The primary issues management will focus on in the immediate future to address this matter include:

     o The continual negotiation of material contracts for the sale of its manufacturing services to customers which management believes will provide additional liquidity for operations. There can be no assurances that these contracts will materialize.

     o Initiating negotiations to secure short term financing of working capital of approximately $3-5 million under terms and conditions to be agreed upon. There can be no assurance that this funding will materialize.

     o Working with its secured lender on a restructuring of the terms of the debt which it holds to allow for the raising of additional capital. While management is hopeful an arrangement can be achieved, it can give no assurance an agreement will be reached.

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

     Inventory turnover was 3.8 times in 1999, 4.0 times in 2000, and 5.0 times in 2001. The Company's decision to accelerate receipt of material ahead of December 31, 1999 in order to minimize any potential Year 2000 disruption resulted in the lower inventory turnover for 1999. Inventory reserves at December 31, 2001 were $3,451 and were $4,308 for the year ended December 31, 2000. The higher reserve in 2000 is attributable to the termination of the business relationship with Internet Appliance Networks, Inc.

     Accounts Receivable. The Company sells its products on prepayment and net 30-day terms. Receivable turnover was 6.0 in 1999, 6.4 in 2000 and 6.0 in 2001. The decline in receivable turnover in 2001 is due to the fact that Comdial Corporation had not been timely in making payments to the Company in 2001.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" in August 2001 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing, but has not yet determined, how the adoption of SFAS 142 will impact its financial position and results of operations.

     The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $3,187,000 and other intangible assets is $257,000. Amortization expense for the year ended December 31, 2001 was $2,129,000. The Company has previously reported that the industry demand for General Display Terminals has been declining; and that the Company anticipates the decline to continue in future periods. The Company anticipates that such decline in sales of General Display Terminals, and the resultant decline in gross margin and fair value, will necessitate a write-off of the remaining balance of goodwill in future periods. The Company will review the prospects of the General Display Terminal business on a semi-annual basis and record any adjustments to the carrying value of goodwill.

     SFAS 143 establishes standards for the reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material effect on its consolidated results of operations.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and in general, are to be applied prospectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At December 31, 2001 the Company had in place interest rate swap agreements in the amount of $5,528,000 at an effective average interest rate of 8.5%. The remaining balance of the swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the Company's Revolving Loan. At December 31, 2001 the deferred loss resulting from the swap agreements, as calculated using the mark-to market method, was not material.

     The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2001 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                                Age      Positions and Offices
----                                ---      ---------------------

John J. McGovern(1)                 46       Chairman of the Board of Directors

Joseph V. Joy, Jr.(1)               48       Chief Executive Officer and
                                             President, Director

Richard Bowman(1)                   41       Director

Gary Brooks(1)                      67       Director

J. Gerald Combs                     52       Director

Joseph Gardner                      42       Vice President - Finance, Chief
                                             Financial Officer

Anthony Giovaniello(1)              46       Executive Vice President- Boundless
                                             Manufacturing Services, Inc.,
                                             Director

Safwan Masri(1)                     39       Director

Daniel Matheson(2)                  52       Director

Jeffrey K. Moore(2)                 32       Director

Jack Murphy(2)                      73       Director

Oscar Smith                         65       Director

Frank Stephens                      50       Director

Gary Wood(2)                        58      Director


(1)  Elected to the Board of Directors February 28, 2002.

(2) Did not stand for re-election to the Board of Directors at the annual meeting held February 28, 2002.

     John J. McGovern is currently forming his own firm specializing in working with troubled companies. Mr. McGovern previously has served as the Senior Vice President & Chief Financial Officer of Multex.Com, Inc., from November 1999 until December 2001. Mr. McGovern was responsible for finance, legal, human resources, strategic development, investor relations and administration of this NASDAQ listed, industry leading internet based investment information and technology provider to the financial services industry. Prior to this, from August 1997 until November 1997, as Chief financial Officer, and from December 1997 until April 1999, as President & Chief Executive Officer, Mr. McGovern was employed by Northsound Music Group, Inc., a producer and marketer of C.D. and cassette audio products to retailers, where he was responsible for the executive management of the company reporting to the Board of Directors. From December 1995 until August 1997 Mr. McGovern was the Managing Director and founding member of JJM Group, L.L.C., an investment banking firm specializing in corporate financial advisory services in capital formation, financing and crisis management to public and private emerging growth companies. Prior to JJM Group, L.L.C., Mr. McGovern was President and Chief Executive Officer of Axel Electronics Inc./Sigmapower, Inc. subsidiaries of FPBSM Industries Inc., a defense electronics design and manufacturing firm. Mr. McGovern has also worked for Merrill Lynch & Co. Inc. and Coopers & Lybrand. Mr. McGovern has served on the Board of Directors of 15 companies and has extensive experience in turnaround and crisis management, as well as experience in raising debt and equity financing. He received his MBA from Columbia University and BS from Monmouth College.

     Joseph V. Joy, Jr. was named CEO of Boundless Corporation effective January 7, 2002. Previously he has served as President and Chief Operating Officer, Boundless Manufacturing Services, Inc. since September 1999; and, since March 9, 2001, as President and Chief Operating Officer of the Company. Mr. Joy has over twenty-five years experience in the computer and computer peripherals industries. Mr. Joy's experience includes general management, supply-base management, marketing, quality assurance and engineering. He has extensive experience in contract manufacturing from both the OEM customer and EMS provider perspective. From March 1998 to September 1999 Mr. Joy was Vice President Business and Supplier Development, Systems and Services Division, Solectron Corp. Prior to that he served as the Vice President of Supplier Management and Logistics for NCR's Computer Systems Group from March 1995 to March 1998. He received his MBA from Columbia University and BA from Georgetown University.

         Mr. Bowman is an executive consultant with extensive experience in agribusiness, technology development and the financing of commercial agri-processing projects in lesser developed countries. He presently serves as an adviser to select agribusiness and environmental firms in North America, consulting in the areas of production management, environmental compliance, and options for environmentally based financing. He has traveled and worked extensively outside of North America, primarily in South America, Africa and Asia. From November 1998 to March 2000, Mr. Bowman served as the President, Chief Executive Officer, and Corporate Director of the Global Livestock Group, Inc. ("GLG"). The GLG is a world leader in the design, implementation and marketing of carbon offset projects. Building on experience as a livestock development program within its parent company, the GLG offers carbon offset capabilities with pioneering feed and genetics technology. From May 1993 through October 1998 Mr. Bowman served as the Director of the Livestock Division of Appropriate Technology International ("ATI"), now known as EnterpriseWorks Worldwide, Inc. ATI is a Washington D.C. based, non-governmental organization which promotes commercially viable and environmentally sound applications of innovative technology. The organization focuses on small scale producer technology applications in lesser developed countries. Mr. Bowman graduated with a Bachelor of Science degree in Animal Science/Agribusiness from the University of Idaho in 1982.

     Since 1998, Gary Brooks has served as the Chairman and Chief Executive Officer of Allomet Partners, Ltd. Mr. Brooks is a Co-founder of Allomet Partners, Ltd., a professional services firm providing consulting and interim management services to under-performing businesses. From 1985 until 1998, Mr. Brooks served as the President of Allomet Partners, Ltd. Nationally recognized as one of the most experienced practitioners in the field, he has recently served as interim Chief Operating Officer at Ampco Metals, Inc., where he facilitated the analysis and implemented the program that served as the basis for the company's financial and strategic direction. He has over 35 years of diversified executive management and consulting experience. He served as the National Chair of the Institute of Management Consultants (IMC). He is a founding member of the Turnaround Management Association (TMA) and served as a member of its Board of Directors for 8 years. His career affiliations include the General Electric Company, Eastman Kodak, and as a Division Executive managing a subsidiary of Scott Paper Company. Prior to the formation of Allomet Partners, he managed the New York office of an international firm specializing in strategic planning and technological forecasting, and served for 8 years as Managing Principal of a major New England based turnaround consulting firm. He lectures often on the many aspects of turnaround management and crisis intervention. Gary Brooks has an MS in Chemical Engineering and Operations Research from the University of Rochester and a BS in Biochemical Engineering and Industrial Management from MIT.

     J. Gerald Combs has served as Chairman of the Company since May 9, 1997 and as Chief Executive Officer of the Company and its subsidiaries from such date and until January 2002. From April 1997 to December 1999 Mr. Combs had been the Chairman and CEO of Morgan Kent Group, which had been the largest shareholder of the Company until approximately December 2000 or January 2001. Since 1992 Mr. Combs has been Chairman and CEO of Merrico Corporation, a privately held financial consulting firm. Mr. Combs also served as President of All-Quotes, Inc., the predecessor of the Company, from October 1993 to December 1994.

     Joseph Gardner has served as Vice President of Finance and Chief Financial Officer of the Company since October 31, 1997. Mr. Gardner has been employed by Boundless Technologies, Inc. since April of 1990. Prior to 1997, Mr. Gardner served as the Controller and Vice President of Quality Assurance for Boundless Technologies. Before joining Boundless, Joe served in various executive financial positions with NCR Corporation including Business Planning for the Financial Systems Division and Cash Management/Foreign Exchange Exposure Management. Joe is also a Certified Public Accountant as well as a Certified Management Accountant and received his MBA from Bowling Green State University.

     Anthony Giovaniello has served as Executive Vice President, Business Development, for Boundless Manufacturing Services, Inc. since August 1999; and, since May 2001 as Vice President, Business Development, for the Company. Prior to this, from April 1998 until August 1999, Mr. Giovaniello served as the Director, Business Development, for Solectron Corporation. From February 1998 through April 1998 he was an independent consultant for the NCR Corporation and Solectron Corporation. From February 1986 until February 1998, Mr. Giovaniello held numerous executive and sales management positions at Boundless Technologies, Inc. Mr. Giovaniello has been a professional in the high technology area for over 20 years. Over that period he has amassed extensive sales and sales management experience, both in corporate and indirect sales activities.

     Professor Safwan M. Masri joined the Management Science and Operations Management Faculty at Columbia Business School in July 1988, and was appointed Vice Dean of Columbia Business School in January 1993. He has served as a Professor and Vice Dean of Columbia Business School since that time. Professor Masri earned his Bachelor of Science degree in Industrial Engineering from Purdue University in 1982; his Master of Science in Industrial Engineering also from Purdue in 1984; and his Ph.D. in Industrial Engineering and Engineering Management from Stanford University in 1988. Professor Masri was honored with the Singhvi Professor of the Year for Scholarship in the Classroom Award in 1990. He has recently been awarded the Robert W. Lear Service Award in 1998 and the Dean's Award for Teaching Excellence in a Core Course in 2000. Professor Masri was a Visiting Professor at INSEAD in 1990 and in 1991. In addition, he has held teaching positions at Stanford University and Santa Clara University. Professor Masri is active in consulting and executive education in the U.S., Latin America, Europe, and the Middle East. His consulting and executive training clients have included Merrill Lynch, PaineWebber, Bristol-Myers Squibb, Salomon Brothers, Deutsche Bank, Thomson Publishing, Bankers Trust, Citibank, Ford Motor Company, NCR, Pfizer, IBM, Bahrain Institute of Banking and Finance, and the United Nations. Professor Masri advises, and is a director of, a number of international corporations, start-up ventures, and charitable foundations that include ARAMEX International, the Nuqul Group, Aregon, Sage Global Ventures, the Arab Bankers Association of North America, the Colbert Foundation, and Friends for Life. He is Advisor to Her Majesty Queen Rania Al-Abdullah of Jordan on education and information technology, and serves on the e-Government and on the Human Resources Development Committees of His Majesty King Abdullah's Economic Consultative Council. He is also a member of the Advisory Board for the United Nations Development Programme Project for the Assessment of Arab Universities. His most recent research interests concern the impact of the Internet on the structure and efficiency of supply chains, focussing on the emergence of e-commerce business-to-business trade relationships and industry and market exchanges. Professor Masri has conducted extensive research in technological change management and reengineering in the financial services industry. His other research activities have included the study of manufacturing flexibility and its impact on firm performance.

     Oscar L. Smith is the sole director and shareholder of Unique Co-Operative Solutions, Inc. ("UCSI"). Founded in 1988 by Mr. Smith, President & CEO, UCSI is a value-added distributor of technology solutions addressing the needs of the enterprise server-based computing environment. Mr. Smith has over 43 years of various educational and work experiences in the electronics industry, beginning in 1959, when Mr. Smith managed an engineering and consulting group that worked on government contracts for the Atlas Missile and Gemini Space programs. Following his experiences with working on government military contracts, in the early 1970's, Mr. Smith founded two companies, Datamation and Circuit Analyzer Test System, that provided programs and electronic systems to the aircraft and aerospace industries. These products were sold to such companies as General Dynamics, Lockheed, Grumman, Boeing, and McDonnell-Douglas as well as others in the electronic industry. In 1976, Mr. Smith sold his interest in these companies and joined the Savin Corporation, a leader in word processing equipment as the director for their Kansas City operation. When the Savin division was sold, Mr. Smith became a partner for a Kansas City company that specialized in selling office automation systems. In 1987, he sold his partnership and started UCSI.

     J. Frank Stephens has been a member of the Board since July 2001. Mr. Stephens has over 28 years domestic and international experience in the consumer, food service, and industrial ingredients channels. Since April 1997 Mr. Stephens has held the office of President, Capital Sigma Investments ("CSI"), a privately funded equity group focused in the health and soyfoods category. Since April 1998, concurrent with CSI's acquisition of Quong Hop & Co., a regional soy foods company, Mr. Stephens has served as the Chief Executive Officer of Quong Hop & Co. Prior to this, and from August 1996 until March 1997, Mr. Stephens served as the Director of Strategic Planning for Global Consumer Products, Inc., a company specializing in new product development and branding for consumer-oriented companies.

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

     Prior to February 28, 2002, non-employee members of the Company's Board of Directors received $12,000 annually, and $500 for each Board of Director meeting attended, as compensation for services rendered to the Company in their capacity as directors of the Company. In addition, non-employee members of the Company's Board of Directors received $6,500 annually for services provided as a member of either the Audit or Compensation Committees. Due to the significant increase in time devoted to the Company Messrs. Matheson and Wood also were entitled to payments of approximately $4,500 per month during the first six months of 2001.

     Due to cash constraints, the Company reached agreement to defer payments due to the non-employee members of the Board of Directors for services rendered to the company in 2001. On February 21, 2002, the Company issued to each of Messrs. Matheson and Wood a promissory note in the principal amount of $38,666.76, bearing interest thereon at the rate of 7% per annum. The Company issued to Mr. Murphy a promissory note in the principal amount of $18,666.72, also bearing interest thereon at a rate of 7% per annum. The promissory notes are payable in equal installments over 52 weeks beginning March 15, 2002.

     On February 21, 2002 the Company also negotiated a settlement of its obligations to Mr. Stephens, for his services as a Director to the Company during 2001, with the delivery to him of its convertible promissory note in the principal amount of $18,666.72. The promissory note carries interest at a rate of 8% per annum, and matures August 21, 2003. The note may be converted into shares of the Company's common stock at any time from the date of the note at a conversion rate of $1.05 per share of common stock. The Company is obligated to register the shares available upon conversion if, at any time, the Company determines to register any of its securities under the Securities Act of 1933 for sale to the public.

     On February 21, 2002, the Company granted to each of its non-employee members of the Company's Board of Directors non-qualified stock options to purchase shares of the Company's common stock. The options vest immediately, have a strike price per share of common stock of $1.05, and expire five years following the date of grant. The number of shares of common stock which may be purchased under the option granted are as follows: Mr. Matheson, 44,000; Mr. Wood, 34,000; Mr. Murphy, 27,000; and Mr. Stephens, 28,000.

     On February 28, 2002, the Company granted to certain of its non-employee members of the Company's Board of Directors, each of Messrs. Bowman, Brooks, Masri, McGovern and Smith, two non-qualified stock options to purchase a total of 40,000 shares of the Company's Common Stock. The first option, to purchase 25,000 shares of Common Stock, vests immediately, has a strike price per share of common stock of $1.03, and expires five years following the date of grant. The second option, covering the purchase of up to 15,000 shares of Common Stock, vests pro rata over a 24-month period, has a strike price of $1.03 per share of Common Stock, and expires five years following the date of grant. In addition the Company granted to Mr. Stephens, a non-employee member of the Company's Board of Directors, an option to purchase 15,000 shares of the Company's Common Stock. Of the 15,000 shares which may be purchased under the option, 5,000 vest immediately, and 10,000 vest pro rata over an 16-month period. The option has a strike price per share of Common Stock of $1.03 and expire five years from the date of grant.

     The stock options granted on February 28, 2002, contain such forfeiture provisions as are normally contained in options granted by the Company to its employees, except that such options will immediately vest in the event there is a change of control of the Company or if such Director ceases to serve as a Director of the Corporation for any reason, except due to his own initiative.

Section 16(a) Beneficial Ownership Reporting Compliance

     A review of the Forms 3, 4 and 5 filed or due with the Commission in 2001 indicates that each of J. Gerald Combs, Joseph Gardner, Anthony Giovaniello, Daniel Matheson, Jeffrey Moore and Gary Wood was late in filing either a Form 4 or a Form 5 with respect to one transaction, that Joseph Joy was late in filing Form 4 reports with respect to two transactions and that Jack Murphy was late in filing a Form 3 following his appointment to the Company's Board of Directors. The late reports by Messrs. Combs, Gardner, Matheson, Moore and Wood related to stock option grants, made to each of them effective as of the end of 2000, about which those persons were not notified by the Company until after the respective
Section 16(b) reports were due.

ITEM 11. EXECUTIVE COMPENSATION

     The table below discloses all cash compensation awarded to, earned by or paid to our Chief Executive Officer and our four most highly compensated executive officers who earned more than $100,000 for services rendered in all capacities to us during the fiscal year ended December 31, 2001 (collectively, the "named executive officers"). In addition, it provides information with respect to the compensation paid by us to the named executive officers during 2000 and 1999.

                                                        Annual Compensation            Long-Term
                                                --------------------------------      Compensation
Name and Principal                                                   Other Annual     --------------      All Other
Position                           Year       Salary       Bonus     Compensation     Options(#) (2)    Compensation
--------                           ----       ------       -----     ------------     --------------    ------------

J. Gerald Combs(1)             12/31/01     $316,250          --               --               --            --
Former CEO and                 12/31/00     $325,000    $150,000               --          125,000
Chairman                       12/31/99     $325,000    $ 50,000               --           50,000            --

Joseph V. Joy(3)(4)            12/31/01     $154,431          --               --            2,000            --
President, and current Chief   12/31/00     $158,702          --               --               --            --
Executive Officer              12/31/99     $ 61,039    $ 10,000

Anthony Giovaniello(4)         12/31/01     $147,041          --               --            2,000            --
Executive VP Boundless         12/31/00     $151,075    $ 29,167
Manufacturing                  12/31/99     $ 57,731

Joseph Gardner                 12/31/01     $162,846          --               --            2,000            --
Vice President-Finance         12/31/00     $155,196    $ 62,500               --           40,000            --
Chief Financial Officer        12/31/99     $140,193    $ 40,000               --           20,000            --

Jeffrey K. Moore(1)            12/31/01     $145,971          --          $11,400               --            --
Vice President-Corporate       12/31/00     $145,198    $ 70,000          $ 9,500          105,000
Development                    12/31/99     $112,500    $ 25,000               --           50,000

     (1) See "Certain Relationships and Related Transactions" for options granted in 1999 to Messrs. Combs and Moore to purchase shares of common stock of the Company's subsidiaries, Boundless Manufacturing and Merinta, which options were exercised by Messrs. Combs and Moore during 1999.

     (2) Options granted in February 2001 to the named executive officers have a strike price of $2.60 per share of Common Stock. Options granted in July 2000 to Mr. Combs for the purchase of 65,000 shares of Common Stock have a exercise price of $4.50 per share of Common Stock. All other grants to the named executive officers in 2000 have a strike price of $1.50 per share of Common Stock. All options granted in 1999 to the named executive officers have a strike price of $5.00 per share of Common Stock.

     (3)  Promoted to Chief Executive Officer and President January 2002.

     (4) In accordance with their employment agreements discussed below, each of Messrs. Joy and Giovaniello was granted an option in 1999 to purchase for $2,000 shares of Boundless Manufacturing common stock representing 12.5% of the outstanding shares of Boundless Manufacturing. Such options were exercised. See "Employment Agreements and Change-in-Control Arrangements" for additional information concerning the option of either Mr. Joy or Giovaniello to convert shares of Boundless Manufacturing into Common Stock of the Company.

Employment Agreements and Change-in-Control Arrangements

     The Company had entered into employment agreements with Mr. Combs, then the Company's Chairman of the Board and Chief Executive Officer, and Mr. Jeffrey K. Moore, then the Company's Vice President, Corporate Development on March 1, 2000. The employment agreements were originally scheduled to expire February 27, 2003. On January 17, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting that it had reached agreement with each of Messrs. Combs and Moore to the termination of their respective employment agreements with the Company. The Company had reached agreement on the substantive details of the agreements during December 2001 and finalized the details of the separation agreements involving Mr. Combs and Mr. Moore on January 17, 2002; but the documents were made effective as of January 1, 2002.

     Pursuant to the separation arrangements described below, the Board of Directors of the Company accepted the resignations, effective as of January 1, 2002, of J. Gerald Combs, its Chairman and Chief Executive Officer, and Jeffrey
K. Moore, its Vice President of Corporate Development, from all of their positions with the Company and its subsidiaries. However, Mr. Combs and Mr. Moore were to remain as members of the Company's Board of Directors (with Mr. Combs also remaining as Chairman of the Board) until the February 28, 2002, meeting of the Company's stockholders, at which Mr. Combs, but not Mr. Moore, was to stand for re-election to the Board.

     The Company entered into a Separation Agreement and General Release (the "Separation Agreement") with each of Mr. Combs and Mr. Moore and issued a 6% Convertible Promissory Note (the "Note") to each of them, with a principal amount of $475,000 for Mr. Combs and $382,600 for Mr. Moore, representing the separation payments. The principal amount of the notes include a bonus previously awarded by the Company for the year 2000 ($75,000 for Mr. Combs and $25,000 for Mr. Moore), which had not been paid by the Company. Simultaneously, the Company entered into a Consulting Agreement with Mr. Combs and an Employment and Consulting Agreement with Mr. Moore (together, the "Consulting Agreements"). Mr. Combs is to serve as a consultant to the Company until March 31, 2003, and Mr. Moore is to remain as an employee of the Company at a reduced salary and in a non-officer capacity until March 31, 2002 and thereafter serve as a consultant to the Company until February 27, 2003. Under the Consulting Agreements the Company agreed to pay a total of $241,056 to Mr. Combs and $137,500 to Mr. Moore. The Company agreed that, to the extent not already vested, all stock options held by Mr. Combs (480,000) and Mr. Moore (205,000) would be fully vested immediately and such options would be exercisable for five years from January 1, 2002. The exercise prices of such stock options were not changed. The Company (including its subsidiaries) granted releases to Mr. Combs and Mr. Moore, each of whom granted reciprocal releases to the Company (and its subsidiaries).

     Each Note is payable on February 27, 2003 and entitles the holder to convert it at the price of $1.25 per share into restricted shares of the Company's common stock at any time prior to such maturity date. However, if the Notes are not converted and the Company has not raised equity financing of at least $2,500,000 prior to such maturity date, the Company has the option to extend the Notes for two years and to pay the Notes in 24 monthly installments. The Company's obligations to make payments under the Notes are subordinated to its current or future obligations to repay all other indebtedness for borrowed money. The shares into which the Notes may be converted are accompanied by "piggyback" registration rights.

     Under the Consulting Agreements, if Mr. Combs or Mr. Moore introduces the Company to a party with which the Company completes a financing, merger or acquisition transaction between June 1, 2002 and December 31, 2003, he will be entitled to certain commissions of either 2% or 4% of the transaction or financing amount. In addition to advising the Company on financings, mergers and acquisitions and business development, the duties of Mr. Combs and Mr. Moore under these agreements include cooperation in the transfer of his duties to his successor at the Company and providing testimony in any future proceeding involving the Company.

     Under the Separation Agreements, each of Mr. Combs and Mr. Moore agreed to transfer to the Company his 2,000,000 shares of the outstanding common stock of Boundless Manufacturing Services, Inc., resulting in the Company's holding 75% of the 20,000,000 outstanding shares of Boundless Manufacturing. In addition, Mr. Combs and Mr. Moore each agreed to the termination of his Employment Agreement with the Company, surrendering his rights to early termination payments, which would have exceeded the amount each of them is receiving under the Notes and Consulting Agreements, and agreed to certain covenants including, among others, those relating to confidentiality, non-competition and notification to the Company of business opportunities.

     The Company and Mr. Kenneth East, Chief Technology Officer of Merinta, had entered into an employment agreement. Mr. East's employment agreement was entered into October 11, 2000 and was originally scheduled to expire October 10, 2002. The agreement called for an annual salary of $180,000, subject to an annual review by the Company's President and CEO; as well as a performance bonus ranging from 0%-66% of the employee's base salary. In connection with the purchase of preferred stock in Merinta by National Semiconductor, the agreement was assigned by the Company to Merinta on November 15, 2000.

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

Compensation Committee Interlocks and Insider Participation

     Mr. Combs and Mr. Jeffrey Moore, who were executive officers of the Company during 2001, were also members of the Company's Board of Directors during such times and participated in deliberations concerning executive officer compensation. Their joint deliberations gave rise to conflicts of interest, which could have affected their compensation, and the number of stock options granted to them individually and as a group. Mr. Moore was also member of the Board and an officer of Morgan Kent Group during 2000 which had certain relationships, and entered into certain transactions, with the Company during 2000 as described below under "Item 13-Certain Relationships and Related Transactions."

1995/ 1997/ 2000 Incentive Plans

The Company's 1995 Incentive Plan covered the issuance of up to 600,000 shares of Common Stock. As additional shares were no longer available to be issued under the 1995 Incentive Plan, the Board adopted the 1997 Incentive Plan in July 1997 which covers the issuance of up to 1,000,000 shares of Common Stock. In December 2000 the Board created the 2000 Incentive Plan which covers up to 1,000,000 shares of Common Stock. The number of shares granted on a calendar year basis under the 2000 Incentive Plan is limited to 5% of the total number of shares of Common Stock outstanding, or 10% of the outstanding Common Stock in any five-year period.

                        Option Grants in Last Fiscal Year

     The following table sets forth information, as of December 31, 2001, regarding the outstanding options to purchase the Company's Common Stock granted in 2001 under either the Company's 1995, 1997, or 2000 Incentive Plans to the named executive officers:

                             Number of      Percent of Total                                Potential Realizable
                             Securities       Options/SARs                                    Value at Assumed
                             Underlying      Granted under     Exercise or                  Annual Rates of Stock
                            Options/SARs        Incentive      Base Price    Expiration    Price Appreciation for
          Name               Granted(#)          Plans            ($/Sh)        Date             Option Term
          ----              -----------          ------         ---------    ----------          -----------
                                                                                                5%($)       10%($)
                                                                                               ------      -------
Joseph V. Joy, Jr. (1)         2,000              0.8%           $ 2.60      2/23/06            1,437        3,175
Anthony Giovaniello(1)         2,000              0.8%           $ 2.60      2/23/06            1,437        3,175
Joseph Gardner(1)              2,000              0.8%           $ 2.60      2/23/06            1,437        3,175

----------

     (1) Options were granted 2/23/01 and vest over a two-year period at a rate of 25% every six months.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options to purchase shares of Common Stock at December 31, 2001.

                                                                                  Value of Unexercised
                                                  Number of Unexercised Options  In-the-Money Options at
                                                     at December 31, 2001 (#)    December 31, 2001 ($)(1)
                                                     -------------------------   -----------------------
                          Shares
                       Acquired on      Value
         Name          Exercise(#)    Realized    Exercisable    Unexercisable   Exercisable   Unexercisable
         ----          -----------    --------    -----------    -------------   -----------   -------------
J. Gerald Combs              0          $0          435,000          45,000          $-            $-

Joseph V. Joy, Jr            0           0              500           1,500           -             --

Anthony Giovaniello          0           0              500           1,500           -             --

Joseph Gardner               0           0           75,082          16,918           -             --

Jeffrey K. Moore             0           0          160,000          45,000           -             --


     (1) The last sale price of the Company's Common Stock on December 31, 2001, as reported by The American Stock Exchange, was $ 1.01.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 11, 2002, by (i) each of the Company's directors and "named executive officers," (ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Except as indicated each such person has sole voting and investment powers with respect to his and her shares. The address of Goldplate Holdings, LTD. is 241 Fifth Avenue, Suite 302, New York, NY. The address of Unique Co-Operative Solutions Inc./ Oscar L. Smith is 9185 Bond, Overland Park, KS 66214. The address of Neoware Systems, Inc. is 400 Feheley Dr., King of Prussia, PA 19406.

                                        Number of Shares        Percentage of
Name of Beneficial Owner               Beneficially Owned     Outstanding Shares
------------------------               ------------------     ------------------

Unique Co-Operative Solutions,
Inc./ Oscar L. Smith                     1,003,639(1)(3)             17.4%
J. Gerald Combs                          905,923(2)(3)(6)            13.8%
Neoware Systems, Inc.                       383,335(4)                6.7%
Goldplate Holdings, LTD.                    307,502(5)                5.1%
Joseph Gardner                              99,158(3)                 1.7%
Joseph V. Joy, Jr.                          66,393(3)                 1.2%
Richard Bowman                              61,250(3)                 1.1%
Frank Stephens                             82,374(3)(7)               1.4%
Anthony Giovaniello                         39,022(3)                  *
Gary Brooks                                 26,250(3)                  *
Safwan Masri                                26,250(3)                  *
John McGovern                               26,250(3)                  *
All current directors and executive
officers as a group                        2,336,509(3)              34.0%
 (ten individuals)
----------
     *    Less than 1%.

     (1) Includes 41,667 shares issuable upon the exercise of a warrant. The warrant was granted June 4, 2001, in connection with a sale of our common stock. The common shares underlying the warrant vest immediately, have an exercise price per share of common stock of $1.30, and expire five years following the date of grant. Prior to our sale of the Windows-based terminal product line in June 2001, Unique Co-operative Solutions, Inc. had been a reseller of our products. Sales of products to Unique Co-operative Solutions, Inc. during the past three years were not material to the results of our operations.

     (2) Resigned as the Chief Executive Officer of the Company effective January 2002.

     (3) Includes or consists of shares of Common Stock issuable upon exercise of options as follows: Mr. Smith: 26,250; Mr. Combs: 480,000; Mr.
          Gardner: 79,750; Mr. Joy: 1,000; Mr. Bowman: 26,250, Mr. Stephens:
          34,111; Mr. Giovaniello: 1,000; Mr. Brooks: 26,250; Prof. Masri:
          26,250; and Mr. McGovern: 26,250. Includes or consists of shares of Common Stock issuable upon exercise of warrants as follows: Mr. Combs:
          5,834; Mr. Gardner: 1,945; Mr. Joy: 8,042; Mr. Ryan: 19,195; Mr.
          Stephens: 6,097; and Mr. Giovaniello: 2,917.

     (4) Includes 50,001 shares issuable upon the exercise of a warrant. The warrant was issued June 29, 2001, in connection with a sale of our common stock. The common shares underlying the warrant, have an exercise price per share of common stock of $1.10, and the warrant expires five years following the date of grant. In June 2001 Neoware Systems Inc. purchased our Windows-based terminal product line for $1,600,000. As part of the transaction, we secured an agreement to manufacture certain products for Neoware Systems, Inc.

     (5) Includes 307,502 shares underlying the warrants held by Goldplate Holdings, LTD. to purchase shares of Common Stock at an exercise price of $7.50 per share.

     (6) Includes 380,000 shares of Common Stock issuable upon the conversion of a convertible promissory note. The principal amount of the note is $475,000 and may be converted into shares of Common Stock of the Company, at the option of Mr. Combs, at a conversion price of $1.25 per share of Common Stock. See Item 11- "Employment Agreements and Change-in-Control Arrangements" for additional information concerning the issuance of the promissory note to Mr. Combs.

     (7) Includes 17,778 shares of Common Stock issuable upon the conversion of a convertible promissory note. The principal amount of the note is $18,667 and may be converted into shares of Common Stock of the Company, at the option of Mr. Stephens, at a conversion price of $1.05 per share of Common Stock. See Item 10- "Directors and Executive Officers of the Registrant" for additional information concerning the issuance of the promissory note to Mr. Stephens.

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

     In 1999 Morgan Kent paid the Company $2,000 in interest accruing on a $50,000 loan from the Company to Morgan Kent. The note evidencing such loan was entered into July 18, 1997 and was originally due and payable July 1999 but was extended to July 2001. As of March 25, 2002, the loan and accrued interest thereon had not been paid. The Company has contacted Morgan Kent to secure payment of the loan, but has been unsuccessful to date.

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

     On February 23, 2001, the Company sold 110,000 shares of its Common Stock to three individuals for total proceeds of $225,500. In connection with the sale, the Company issued warrants to purchase 27,500 shares of its Common Stock at an exercise price of $2.40 per share of Common Stock. The warrants expire four years from the date of grant. Mr. Joseph V. Joy, Jr. and Mr. Jack Ryan, then the President and Vice President, Supply Chain Services, of Boundless Manufacturing, respectively, participated in this offering. Mr. Frank Stephens, currently a member of the Company's Board of Directors, but who was not associated with the Company at the time of the sale, also participated in the offering. Proceeds from this sale were used for general working capital purposes.

     On March 6, 2001, Unique Co-Operative Solutions, Inc., an entity entirely owned by Oscar L. Smith, who became a member of our Board of Directors in January 2002, filed a Schedule 13D with the Securities and Exchange Commission in connection with its acquisition, over a period of time ending March 6, 2001, of 233,200 shares of Common Stock of the Company. This company has since acquired additional shares of Boundless. During the past years Unique Co-Operative Solutions, Inc. has acted as a reseller of the Company's thin client products. For the year ended December 31, 2000, the Company recorded sales of approximately $128,000 to Unique Co-Operative Solutions, Inc. on terms substantially identical to those of other sellers of the Company's products.

     From May 29, 2001, through June 29, 2001, the Company sold 947,877 shares of its Common Stock in a private placement offering, raising gross proceeds of $963,500. In connection with this sale, the Company issued warrants to purchase 142,190 shares of its Common Stock at exercise prices ranging from $1.10 to $1.36 per share of Common Stock. The warrants expire five years following the date of grant. Fourteen individuals or legal entities participated in the private placement, including four executive officers of the Company and a then member of the Company's Board of Directors (Messrs. Combs, Joy, Giovaniello, Gardner, and Wood).

     The shares of Common Stock sold in the private placement, and the shares of Common Stock underlying the warrants, are required by the Company to be registered for sale in accordance with the Securities Act of 1933. The Company is currently preparing an amended registration statement on Form S-3 and anticipates filing such registration statement in April 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
                                                                        Page No.
                                                                        --------

(a)  (1)(2) Financial Statements and Schedules

            Index to Financial Statements                                  F-1

     All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the Year ended December 31, 2001 or is not applicable or required.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 2001

                                  EXHIBIT INDEX

Exhibit No.*   Description of Exhibit

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

10(c)[6]       Registrant's 2000 Incentive Plan.

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

10(l)[6] Employment Agreement, dated March 1, 2000, among Registrant, Boundless Technologies, Inc. and James Gerald Combs.

10(m)[6] Employment Agreement, dated March 1, 2000, among Registrant, Boundless Technologies, Inc. and Jeffrey K. Moore.

10(n)[6] Second Amended and Restated Credit Agreement and Guaranty (plus exhibits thereto) dated as of May 25, 2000 among Boundless Technologies, Inc., Boundless Manufacturing Services, Inc. and Merinta as co-borrowers, Boundless Acquisition Corp. and Boundless Corporation, as guarantors, and The Chase Manhattan Bank, Silicon Valley Bank and National Bank of Canada as the Banks and The Chase Manhattan Bank, as Administrative Agent for the Banks.

10(o)[6] First Amendment, dated as of July 31, 2000, to Second Amended and Restated Credit Agreement and Guaranty with Chase.

10(p)[6] Second Amendment, dated as of November 7, 2000, to Second Amended and Restated Credit Agreement and Guaranty with Chase.

10(q)[6] Third Amendment, dated as of November 16, 2000, to Second Amended and Restated Credit Agreement and Guaranty with Chase.

10(r)[6] Form of Warrant issued by Merinta Inc. to the Chase Manhattan Bank, Silicon Valley Bank and National Bank of Canada for the purchase of a total of 100,000 shares of Merinta common stock (40,000 shares on May 25, 2000, 25,000 shares on July 31, 2000 and 35,000 shares on November 7, 2000).

10(s)[3] Common Stock Purchase Warrant dated as of April 14, 1999 issued to Chase Manhattan Bank for the purchase of Registrant's common stock (Originally filed as Exhibit 10(b)).

10(t)[6] Common Stock Purchase Warrant, dated as of May 25, 2000, issued to Chase Manhattan Bank for the purchase of Registrant's common stock.

10(u)[6] Merinta Inc.'s Amended and Restated Certificate of Incorporation, effective November 6, 2000, including the terms of Merinta's Series A Convertible Preferred Stock issued to National Semiconductor Corporation.

10(v)[7] Registrant's 2001 Incentive Plan. (Incorporated by reference to and filed as Appendix B to Definitive Proxy Statement, dated January 31, 2002).

10(w)[8] Separation Agreement and General Release, effective as of January 1, 2002, with Mr. J. Gerald Combs.

10(x)[8]       Consulting Agreement, effective as of January 1, 2002, with Mr.
               J. Gerald Combs.

10(y)[8] Non-negotiable Convertible Note by and between the Registrant and Mr. J. Gerald Combs.

10(z)[8] List of Stock Options held by Jeffrey K. Moore and list of additional consideration or benefits to be provided to him pursuant to the Separation Agreement and General Release, dated as of January 1, 2002, by and between him and the Registrant (including the Registrant's subsidiaries) (constituting Exhibits B and E to such Agreement).

10(aa)** Seventh Amendment, dated as of March 27, 2002, to Second Amended and Restated Credit Agreement and Guaranty with Chase.

11** Statement re Computation of Per Share Earnings. See Consolidated Financial Statements.

21[5]          List of Subsidiaries

23**           Consent of BDO Seidman, LLP.

----------

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

     [2] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

     [3] Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     [4] Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

     [5] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     [6] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

     [7] Incorporated by reference to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed January 31, 2002.

     [8] Incorporated by reference to the Registrant's Report on Form 8-K filed January 23, 2002.

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

Date:  March 29, 2002

                              BOUNDLESS CORPORATION


                                       By:  /s/
                                           -------------------------------------
                                           Joseph V. Joy, Jr.
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/                        Chief Executive Officer and          March 29, 2002
-------------------------   President, Director
Joseph V. Joy, Jr.

/s/                        Vice President - Finance, l          March 29, 2002
-------------------------  Chief Financia Officer
Joseph Gardner             (Principal Accounting Officer)

/s/                        Chairman of the Board of Directors   March 29, 2002
-------------------------
John J. McGovern

/s/                        Director                             March 29, 2002
-------------------------
Richard Bowman

/s/                        Director                             March 29, 2002
-------------------------
Gary Brooks

/s/                        Director                             March 29, 2002
-------------------------
J. Gerald Combs

/s/                        Vice President and Director          March 29, 2002
-------------------------
Anthony Giovaniello

/s/                        Director                             March 29, 2002
-------------------------
Safwan Masri

/s/                        Director                             March 29, 2002
-------------------------
Oscar Smith

/s/                        Director                             March 29, 2002
-------------------------
Frank Stephens

                     BOUNDLESS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                F-3

Consolidated Statements of Operations
  for the years ended December 31, 2001, 2000 and 1999                      F-4

Consolidated Statements of Comprehensive Income (Loss)
  for the years ended December 31, 2001, 2000 and 1999                      F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 2001, 2000 and 1999                      F-6

Consolidated Statements of Cash Flows
  for the years ended December 31, 2001, 2000 and 1999                      F-7

Notes to Consolidated Financial Statements                                  F-9

Schedule I - Condensed Financial Information of Registrant                  S-1

Schedule II - Valuation and Qualifying Accounts                             S-4

                     BOUNDLESS CORPORATION AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Boundless Corporation
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Boundless Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedules listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boundless Corporation and Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered substantial losses from operations in 2001 and 2000. In addition, as of December 31, 2001, the Company has a stockholders' deficit of $4,143,000 and has a working capital deficit totaling $16,473,000, resulting primarily from the reclassification of debt under the Company's loan and mortgage agreements to current liabilities as a result of loan covenant violations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                              BDO Seidman, LLP

Melville, New York
March 14, 2002

                     BOUNDLESS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                December 31,
                                                          ----------------------
                                                              2001         2000
                                                          --------     --------
Current assets:
  Cash and cash equivalents                               $     25     $    152
  Trade accounts receivable, net                            10,053        9,286
  Income tax refunds                                            13          303
  Inventories (Note 5)                                       8,073        9,925
  Deferred income taxes (Note 7)                                --        2,281
  Prepaid software license fees                                 37          357
  Prepaid expenses and other current assets                    543          209
  Net assets of discontinued operations (Note 17)               --          666
                                                          --------     --------
     Total current assets                                   18,744       23,179
Property and equipment, net (Note 6)                        10,993       10,824
Goodwill, net                                                3,187        5,009
Other assets                                                   291          592
                                                          --------     --------
                                                          $ 33,215     $ 39,604
                                                          ========     ========
LIABILITIES  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt (Note 8)              $ 15,362     $  2,273
  Accounts payable                                          15,355        9,616
  Accrued salaries                                           1,430        1,540
  Accrued  taxes payable                                        13          843
  Accrued warranty                                             645          825
  Accrued marketing programs                                   100          800
  Other accrued liabilities (Note 11)                        2,002        3,539
  Deferred revenue                                             310          308
                                                          --------     --------
     Total current liabilities                              35,217       19,744
                                                          --------     --------
Long-term liabilities:
  Long-term debt, less current maturities (Note 8)             833       13,442
  Other  (Note 11)                                           1,308          667
                                                          --------     --------
     Total long-term liabilities                             2,141       14,109
                                                          --------     --------

         Total liabilities                                  37,358       33,853
                                                          --------     --------
Commitments and contingencies (Notes 12 and 13)
Stockholders' equity  (deficit) (Note 9):
  Preferred stock                                               --           --
  Common stock                                                  57           46
  Additional paid-in capital                                35,280       34,102
  Accumulated deficit                                      (39,339)     (28,397)
  Accumulated other comprehensive loss                        (141)          --
                                                          --------     --------
     Total stockholders' equity (deficit)                   (4,143)       5,751
                                                          --------     --------
                                                          $ 33,215     $ 39,604
                                                          ========     ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
                      (in thousands, except per share data)

                                                       December 31,   December 31,   December 31,
                                                       ------------   ------------   ------------
                                                           2001           2000          1999
                                                         --------       --------      --------
Revenue:
  Product sales                                         $ 57,473      $ 62,642        $ 78,027
  Services                                                 2,108         1,902           2,483
                                                        --------      --------        --------
     Total revenue                                        59,581        64,544          80,510
                                                        --------      --------        --------
Cost of revenue:
  Product sales                                           51,608        47,326          55,126
  Services                                                 1,690         1,718           1,572
                                                        --------      --------        --------
     Total cost of revenue                                53,298        49,044          56,698
                                                        --------      --------        --------
       Gross margin                                        6,283        15,500          23,812
                                                        --------      --------        --------
Operating expenses:
  Sales and marketing                                      5,459         7,442          10,292
  General and administrative                               7,690         8,279           6,979
  Research and development                                 1,381         1,691           5,908
  Other charges (credits) (Notes 3, 4 and 11)             (2,437)          177          (3,711)
                                                        --------      --------        --------
     Total operating expenses                             12,093        17,589          19,468
                                                        --------      --------        --------
       Operating income (loss)                            (5,810)       (2,089)          4,344
  Interest expense, net                                    1,599         1,455           1,438
                                                        --------      --------        --------
Income (loss) before income taxes                         (7,409)       (3,544)          2,906
Income tax (credit) expense (Note 7)                       1,383          (289)           (333)
                                                        --------      --------        --------
Income  (loss) from continuing operations                 (8,792)       (3,255)          3,239
Loss from discontinued operations (Note 17)               (2,150)      (14,004)             --
                                                        --------      --------        --------
Net income (loss)                                       $(10,942)     $(17,259)       $  3,239
                                                        ========      ========        ========
Dividend on preferred stock of subsidiary                     --            --              50
                                                        --------      --------        --------
Net income (loss) applicable to common stockholders     $(10,942)     $(17,259)       $  3,189
                                                        ========      ========        ========
Weighted average common shares outstanding                 5,048         4,535           4,438
                                                        ========      ========        ========
Basic net income (loss) per common share:
  Continuing operations                                    (1.74)        (0.72)           0.72
  Discontinued operations                                  (0.43)        (3.09)             --
                                                        --------      --------        --------
Basic net income (loss) per common share                $  (2.17)     $  (3.81)       $   0.72
                                                        ========      ========        ========
Weighted average dilutive shares outstanding               5,048         4,535           4,490
                                                        ========      ========        ========
Diluted net income (loss) per common share              $  (2.17)     $  (3.81)       $   0.71
                                                        ========      ========        ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        For the Years Ended December 31,
                      (in thousands, except per share data)

                                              December 31,   December 31,   December 31,
                                              ------------   ------------   ------------
                                                  2001            2000         1999
                                                --------       --------       ------
Net income (loss)                               $(10,942)      $(17,259)      $3,239
Other comprehensive  loss:
  Cumulative effect of adoption of FAS 133           (30)            --           --
  Cash flow hedges, net of taxes                    (111)            --           --
                                                --------       --------       ------
   Other comprehensive loss                         (141)            --           --
                                                --------       --------       ------
Total comprehensive income (loss)               $(11,083)      $(17,259)      $3,239
                                                ========       ========       ======


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                                                                                       Accumulated
                                                     Common Stock          Additional                    other
                                                  ---------------------      Paid-in     Accumulated  comprehensive
                                                  Shares        Amount       Capital       Deficit       (loss)         Total
                                                  -------      --------      --------      --------      -------      --------
Balance, January 1, 1999                            4,429      $     44      $ 30,940      $(14,327)     $    --      $ 16,657
Stock options exercised                                28             1           163                                      164
Options and warrants issued for
  services to non-employees                                                       504                                      504
Tax benefit related to employee stock options                                     901                                      901
Dividend on preferred stock of subsidiary                                                       (50)                       (50)
Net income                                                                                    3,239                      3,239
                                                  -------      --------      --------      --------      -------      --------
Balance, December 31, 1999                          4,457            45        32,508       (11,138)          --        21,415
Stock options exercised                               121             1         1,001                                    1,002
Options and warrants issued for
  services to non-employees                                                       197                                      197
Warrants exercised                                     52                         396                                      396
Net loss                                                                                    (17,259)                    (17,259)
                                                  -------      --------      --------      --------      -------      --------
Balance, December 31, 2000                          4,630            46        34,102       (28,397)          --         5,751
Common stock sold                                   1,058            11         1,178                                    1,189
Net loss                                                                                    (10,942)                   (10,942)
Other comprehensive loss                                                                         --         (141)         (141)
                                                  -------      --------      --------      --------      -------      --------
Balance, December 31, 2001                          5,688      $     57      $ 35,280      $(39,339)     $  (141)     $ (4,143)
                                                  =======      ========      ========      ========      =======      ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended
                                 (in thousands)

                                                                                                 December 31,
                                                                                  ------------------------------------------
                                                                                      2001          2000           1999
                                                                                  ------------- -------------  -------------
Cash flows from operating activities:
  Net income  (loss)                                                               $(10,942)      $(17,259)      $  3,239
  Adjustments to reconcile net income (loss)to net cash provided by (used in)
       operating activities:
    Loss from discontinued operations                                                 2,150         14,004             --
    Depreciation and amortization                                                     3,670          2,968          2,111
    (Gain) loss on the disposition of assets                                         (1,461)          (223)            59
    Credit from sale of partnership                                                      --             --         (2,324)
    Change in deferred revenues                                                           2           (249)           441
    Provision for doubtful accounts                                                     450            221            380
    Provision for excess and obsolete inventory                                       1,055            844            340
    Provision for long-term asset impairment                                             --            824             --
    Options and warrants issued for services                                             --            197            504
    Deferred taxes                                                                    2,281             14           (827)
Changes in assets and liabilities:
  Trade accounts receivable                                                          (1,218)         2,872            516
  Income tax refunds                                                                    290            530          1,072
  Inventories                                                                           798          2,982         (1,526)
  Other assets                                                                          (20)        (1,178)          (539)
  Accounts payable and accrued expenses                                               2,783          5,478         (1,266)
  Net change in assets and liabilities of discontinued operations                       666           (666)            --
                                                                                   --------       --------       --------
Net cash:
  Provided by continuing operations                                                     504         11,359          2,180
  Used in discontinued operations                                                    (2,150)       (12,513)            --
                                                                                   --------       --------       --------

Net cash provided by (used in) operating activities                                  (1,646)        (1,154)         2,180
                                                                                   --------       --------       --------
Cash flows from investing activities:
  Capital expenditures                                                                 (401)        (1,136)        (1,023)
  Proceeds from sale of partnership                                                      --             --          1,500
  Proceeds from sale of assets                                                        1,600          1,538             --
                                                                                   --------       --------       --------
Net cash provided by investing activities                                             1,199            402            477
                                                                                   --------       --------       --------
Cash flows from financing activities:
  Payment of mandatorily redeemable preferred stock                                      --             --         (3,555)
  Proceeds from exercise of warrants and employee stock options                          --          1,398            164
  Net proceeds from issuance of debt                                                  1,733          4,400         10,412
  Proceeds from issuance of common stock                                              1,189             --             --
  Payments on loans payable and capital leases                                       (2,602)        (6,179)        (9,075)
  Payment of preferred stock dividend                                                    --             --            (50)
                                                                                   --------       --------       --------
Net cash provided by (used in) financing activities                                     320           (381)        (2,104)
                                                                                   --------       --------       --------
Net increase (decrease) in cash and cash equivalents                                   (127)        (1,133)           553
Cash and cash equivalents at beginning of year                                          152          1,285            732
                                                                                   --------       --------       --------
Cash and cash equivalents at end of year                                           $     25       $    152       $  1,285
                                                                                   ========       ========       ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                               For the Years Ended
                                 (in thousands)

                                                                                                 December 31,
                                                                                  ------------------------------------------
                                                                                      2001          2000           1999
                                                                                  ------------- -------------  -------------
Non-cash transactions:
  Options and warrants  issued for services                                        $     --       $    197       $    504
  Equipment acquisitions funded through capital leases                                1,348          1,635            681
Cash paid for:
  Interest                                                                            1,309          1,426          1,442
  Taxes                                                                                  21            329            501




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

Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), which commenced operations in 2000, is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of December 31, 2001, the Company owned approximately 55% of the shares of common stock of this subsidiary. Boundless Manufacturing is utilizing the Company's state-of-the-art ISO 9002 certified manufacturing facility in Hauppauge and may acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and The Netherlands.

Merinta Inc. ("Merinta"), which commenced operations in 2000, created the software and infrastructure for a more enjoyable Internet experience. Through tightly integrated Remote Device Management and Services, professional services and Information Appliance ("IA") Client Software solutions, Merinta offered OEM and Vertical Channel customers a completely customizable user-experience, which enabled their customers to differentiate themselves in the market and deliver tailored applications and services to the customer. Merinta's client solution, built upon the Linux operating system, in combination with server based Remote Device Management and Services products, supported a wide range of IAs, including Web Terminals and Tablets, Set-Top Boxes, Residential Gateways and Wireless Handheld Devices. As of December 31, 2001, the Company owned approximately 84% of the common stock of Merinta, and had the right to vote approximately 70% of the voting securities of Merinta. On a fully-diluted basis, assuming conversion of the preferred stock, warrants and options to purchase the common stock of Merinta, the Company owns approximately 58% of the common stock of Merinta. On May 11, 2001, management decided to discontinue Merinta. Merinta's results are presented as discontinued operations in the accompanying consolidated financial statements (See Note 17).

2.   Going Concern Considerations and Management's Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations, has a working capital deficit totaling approximately $16 million, resulting primarily from the classification of debt under the Company's loan and mortgage agreements to current liabilities as a result of loan covenant violations and it requires new financing to meet its current cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern, unless management's plans are effected in a timely manner. Management believes that the following actions, in addition to the continued profitable growth of the Company's operating subsidiaries, will afford the Company the ability to fund its daily operations and service its remaining debt obligations. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they become due.

o Management plans to re-negotiate with current vendors and holders of the existing subordinated debt, totaling approximately $13 million, terms and conditions which the Company can better meet in the future. Management is in discussions with the vendors and debt holders attempting to secure more favorable terms.

o Management is working with its secured lender on a restructuring of the terms of the debt they hold to allow for the raising of additional capital. While management is hopeful an arrangement can be achieved, it can give no assurance an agreement will be reached.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

o Management entered into negotiations to secure equity financing of $3-5 million under terms and conditions to be agreed upon.

o Management entered into negotiations to secure an asset-based revolving line of credit to replace the Chase Credit Line.

o The Company is currently negotiating material contracts for the sale of its manufacturing services to customers which management believes will provide additional liquidity for operations. There can be no assurances these contracts will ultimately materialize.

     There are no assurances that management will be successful in negotiating with its remaining creditors or raising sufficient capital to continue as a going concern.

3.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, after elimination of intercompany accounts and transactions. As of December 31, 2001 the Company owned 100%, 84%, and 55% of the outstanding common stock of Boundless Technologies, Merinta and Boundless Manufacturing, respectively. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

Cash and Cash Equivalents

All highly liquid investments with original maturities at purchase of three months or less are considered cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over a 25-year period, and machinery and equipment are depreciated over periods ranging from 2 to 15 years. Expenditures that increase the value or extend the life of an asset are capitalized, while costs of maintenance and repairs are expensed as incurred. Gains or losses upon disposal of assets are recognized in the statements of operations.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of the assessment, management considers undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. When impairments are identified, the related assets are written down to fair value using discounted cash flows or other measures of fair value. No impairments occurred in 2001.

On September 30, 1999, the Company sold the entirety of its interest in the General Automation Inc. ("GAI") Partnership to General Automation ("GA") for a combination of cash, restricted securities of GA, convertible notes, and warrants. The value of debt and equity securities, reported as a long-term asset was $824 in 1999. During the fourth quarter of 2000, the Company wrote off 100% of the common stock and convertible debt which it had received in consideration for the sale of its interest in the GAI Partnership to GA in 1999. The write-off was recorded as a result of the deterioration in GA's economic position, its reporting of significant continuing losses and its announcement during the first quarter of 2001 that it had sold its hardware and services business and would restructure the company.

Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. During 2000, in view of a declining market in the text terminals business, with which the Company's goodwill is associated, management reassessed its useful life. It was determined that the useful life of goodwill should be shortened to be more reflective of the rate of decline in this segment of the business. Accordingly, management changed the remaining useful life of 5 years to a remaining useful life of 3 years, commencing in the fourth quarter of 2000. This change in accounting estimate increased amortization expense in 2000 by approximately $185. The Company did not record any impairment charges in 2001. Amortization of goodwill amounted to $1,822 for the year ended December 31, 2001, $1,263 for the year ended December 31, 2000 and $1,078 for the year ended December 31, 1999. Accumulated amortization of goodwill as of December 31, 2001 and 2000 was $7,604 and $5,782. The Company's previous business combinations were accounted for using the purchase method. Currently, the Company is assessing, but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations. See New Accounting Standards.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

Minority Interest

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

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer or passage of title and assumption of risk. The Company monitors product returns, generally which are for stock rotation with a coinciding replacement order, and records provisions for estimated future returns and potential warranty liability at the time revenue is recorded. The Company recorded an allowance for doubtful accounts of $1,348 and $ 723 as of December 31, 2001 and 2000, respectively. Service revenue is recognized when services are performed and billable. Revenue from maintenance and extended warranty agreements is deferred and recognized ratably over the term of the agreement. Software revenue is recognized upon delivery of the software to the customer and there is reasonable assurance of collection of the receivable. The Company had two customers representing 24% and 11% of revenues respectively in 2001, no single customer representing more than 10% of revenue in 2000 with one customer representing 15% of total revenues in 1999. As of December 31, 2001, the balance due from one single customer amounted to 26% of net trade accounts receivable, for which the Company has negotiated a pay down schedule to eliminate the past due amount by May 2002.

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

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $920, $2,183 and $2,140 for the years ended December 31, 2001, 2000 and 1999.

Net Income (Loss) Per Common Share

Net income (loss) available for common stockholders includes the effects of preferred stock dividends of a subsidiary.

SFAS No. 128, "Earnings Per Share," requires a reconciliation of the numerator and denominator of the basic net income (loss) per share computation to the numerator and denominator of the diluted net income (loss) per share computation. There were no dilutive instruments for 2001 and 2000. The reconciliation for 1999 is as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                                       For the Year Ended December 31, 1999
                                                  --------------------------------------------
                                                    Income             Shares        Per Share
                                                  (Numerator)      (Denominator)       Amount
                                                  -----------      -------------     ---------
Net income                                          $3,239
Preferred stock dividends                               50
                                                  --------
Basic net income per share:
Income applicable to common shareholders             3,189            4,438            $0.72
Effect of dilutive securities:
Options and warrants                                    --               52
                                                  --------         --------
Diluted net income per share:
Income applicable to common shareholders
 plus assumed conversions                           $3,189            4,490            $0.71
                                                  ========         ========          =======

Options to purchase 2,206,957 shares of common stock at a weighted average price of $4.20 per share were not included in the computation of diluted net loss per share in 2001 because the options' exercise price was either greater than the average market price of the common shares or the effect of exercise would be antidilutive.

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

Income Taxes

As more fully discussed in Note 7, income taxes are provided in accordance with the liability method of accounting for income taxes pursuant to SFAS No. 109. Accordingly, deferred income taxes are recorded to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial amounts at year-end. Deferred tax assets are reduced by an estimated valuation allowance.

Stock Based Compensation

The Company accounts for stock options and warrants issued to employees in accordance with APB 25 "Accounting for Stock Issued to Employees." The Company follows SFAS No. 123 "Accounting for Stock Based Compensation" for financial statement disclosure purposes and issuances of options and warrants to non-employees for services rendered.

Comprehensive Income (Loss)

The adoption of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," at January 1, 2001, resulted in recording $30 in accumulated other comprehensive loss for the cumulative effect of the accounting change. As of December 31, 2001, the Company had interest rate swap contracts to pay fixed rates of interest (ranging from 7.59% to 8.76%) and receive variable rates of interest based on LIBOR on an aggregate of $5,528 notional amount of indebtedness with maturity dates ranging from March 2002 through March 2003. The aggregate fair market value of all interest rate swap contracts was ($141) on December 31, 2001 and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

New  Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. The FASB also issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" in August 2001 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead, test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $3,187. Currently, the Company is assessing, but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

SFAS 143 establishes standards for the reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material effect on its consolidated results of operations.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and in general, are to be applied prospectively.

4    GAI Partnership

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

5.   Inventories

Inventories are stated at the lower of cost or market with costs determined on a first-in first-out basis. On a quarterly basis the Company reviews quantities on hand and on order and records a provision for excess and obsolete inventory based on forecasted demand. For the year ended December 31, 2001 and 2000, the Company recorded provisions of $1,055 and $844 for excess and obsolete inventory.

The major components of inventories are as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                                                  December 31,
                                                          --------------------------
                                                            2001               2000
                                                          -------            -------
Raw materials and purchased components                    $ 6,329            $ 8,006
Finished goods                                                952              1,233
Service parts                                                 792                686
                                                          -------            -------
                                                          $ 8,073            $ 9,925
                                                          =======            =======

6.   Property and Equipment

Property and equipment consists of the following:

                                                                  December 31,
                                                          --------------------------
                                                            2001               2000
                                                          -------            -------
Land                                                      $ 2,502            $ 2,502
Buildings and improvements                                  6,503              6,544
Machinery and equipment                                     9,856              8,264
                                                          -------            -------
                                                           18,861             17,310
Less accumulated depreciation and amortization              7,868              6,486
                                                          -------            -------
                                                          $10,993            $10,824
                                                          =======            =======

7.   Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

                       2001               2000             1999
                     -------             -----             -----
Current:
  Federal            $  (898)            $(303)            $ 221
  State                   --                --               273
                     -------             -----             -----
                        (898)             (303)              494
                     -------             -----             -----
Deferred:
  Federal              2,281                14              (869)
  State                   --                --                42
                     -------             -----             -----
                       2,281                14              (827)
                     -------             -----             -----
                     $ 1,383             $(289)            $(333)
                     =======             =====             =====

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                                             2001         2000          1999
                                                           --------     --------      --------
Federal income tax at statutory rate                       $(2,519)      $(1,205)      $   988
Utilization of prior year net operating
  loss carryforwards                                          (195)           --            --
State income taxes, net of federal income tax benefit           --            --           180
Reversal of prior year overaccruals                           (898)           --          (410)
Adjustment of deferred taxes as a result of tax
  examinations                                                  --            --        (1,121)
Other, net                                                      38          (273)           30
Change in valuation allowance on deferred
  tax assets                                                 4,957         1,189            --
                                                           -------       -------       -------
     Income tax expense (benefit)                          $ 1,383       $  (289)      $  (333)
                                                           =======       =======       =======

The components of the net deferred tax assets and liabilities were as follows:

                                                             December 31,
                                                      ------------------------
                                                        2001            2000
                                                      -------         -------
Current deferred tax assets:
  Inventory                                           $ 1,666         $ 1,623
  Accounts receivable                                     538             603
  Warranties                                              363             434
  Other                                                 1,003             479
  Less valuation allowance                             (3,570)           (858)
                                                      -------         -------
     Total current deferred tax assets                $    --         $ 2,281
                                                      =======         =======
Noncurrent deferred tax assets - Goodwill
  and other                                           $ 1,713         $ 1,414
Noncurrent deferred tax liabilities - Property
  and equipment                                          (783)           (746)
Net operating loss carryforwards                        8,238           5,524
Less valuation allowance                               (9,168)         (6,192)
                                                      -------         -------
     Net noncurrent deferred tax liabilities          $    --         $    --
                                                      =======         =======

The Company, Boundless Manufacturing and Merinta have available Federal net operating loss carryforwards of approximately $2 million, $12 million and $10 million, respectively, at December 31, 2001 which may be carried forward as an offset to taxable income, if any, in future years through their expiration in 2020 to 2021. If certain substantial changes in the Company ownership should occur, there would potentially be an annual limitation on the amount of the carryforwards which can be utilized in a tax year.

The Company has provided a valuation allowance against the total amount of the net deferred tax assets due to the uncertainty of future realization.

8.   Debt

Long-term debt at December 31, 2001 and 2000 consisted of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                                                          2001             2000
                                                                        -------           -------
Note payable to Independence Community Bank, bearing interest at 7.75% payable monthly, balloon payment of $4,439 due on
  or before July 1, 2009, collateralized by land and building           $ 5,946           $ 6,118
Note payable to Boca Research,bearing interest  at 6% payable quarterly, principal due on or before  March 6, 2002
  collateralized by equipment                                                --               625
Term loan                                                                    --             1,267
Revolving loan                                                            8,507             6,773
Capital lease obligations                                                 1,742               932
                                                                        -------           -------
                                                                         16,195            15,715
Less current maturities on long-term debt                                15,362             2,273
                                                                        -------           -------
                                                                        $   833           $13,442
                                                                        =======           =======

a) Notes payable were $8,507 and $6,773 at December 31, 2001 and 2000, respectively, under a $12,000 revolving credit agreement with a bank syndicate for loans and letters of credit. The revolving credit agreement expires April 14, 2003. There was a letter of credit outstanding totaling $18 at December 31, 2001. Borrowing under the Revolving Loan is based on a borrowing base formula of up to 75% of eligible receivables, plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. On April 17, 2001, the revolving line of credit was reduced from a maximum amount of $15,000 to $12,000. The maximum amount of additional credit available under the revolving loan at December 31, 2001 and December 31, 2000 was $1,570 and $1,848.

The commitment fee is 0.5% per year on the average daily unused principal balance of the revolving loan and the outstanding letters of credit. The weighted average interest rate on short-term borrowings was 9.2%, 9.4% and 9.1% for the years ended December 31, 2001, 2000 and 1999, respectively.

As of December 31, 2001, the Company was in violation of certain covenants of the Chase Credit Line. As of March 25, 2002, the covenant violations had not been waived by the participating banks. Additionally, during the first quarter of 2002, certain collateral against which the Company had secured borrowings was declared ineligible by Chase. The elimination of the collateral from the borrowing base formula caused the Company to be in an over-advanced position with respect to the Chase Credit Line. Under the terms of the Chase Credit Line, the Company is allowed an over-advance amount of only $750 and for no more than a 30-day period. On March 27, 2002. The Company signed an amendment to the Chase Credit Line wherein the Company agreed to limit the amount of the over-advance to $500 by April 5, 2002 and to $400 by April 12, 2002. As part of the agreement the Company also agreed to a reduction in the overall amount to the line from $12,000 to $6,500. As of March 27, 2002, the Company had $5,720 outstanding under the Chase Credit Line. The Company believes it will be successful in limiting the amount of the over-advance to the prescribed amounts in the timeframe allotted. However, there can be no assurance the Company will be successful. Should the Company be unsuccessful, Chase may rely on remedies defined in the Chase Credit Line, including calling the loan for immediate repayment.

Due to cross-default provisions within the mortgage agreement, the Company is also in default with respect to the note payable with Independence Community Bank. Accordingly, as the lender has the right to demand immediate payment, the note has been reclassified to current liabilities. The Company has met its payment obligations under this note for the three months subsequent to December 31, 2001.

b) In October of 2001, the Company paid off the remainder of its outstanding term loan with Chase Manhattan Bank.

With respect to the revolving loan:

At the option of the Company, the interest rate is prime plus 1.25% or LIBOR plus 2.5%, the latter of which was the lower rate at 8.8% at December 31, 2000. At December 31, 2001, the Company had in place interest rate swap agreements in the amount of $5,528 at an effective average interest rate of 8.4%.

The Company is prohibited from declaring or paying dividends on its stock, or redeeming or otherwise acquiring any class of capital stock during the term of the agreements without obtaining bank approval.

With the exception of the Company's manufacturing facility in Hauppauge, NY, which is pledged as collateral against the note payable to Independence Community Bank, substantially all other assets of the Company are pledged as collateral against the revolving and term loans, including the common stock of Merinta held by the Company.

Aggregate debt scheduled maturities at December 31, 2001 were as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)


2002                         $ 1,105
2003                           9,164
2004                             368
2005                             314
2006                             213
2007-2009                      5,031
                             -------
                             $16,195
                             =======

9.   Equity

At December 31, 2001 and 2000, stockholders' equity (deficit) consisted of the following:

                                                                   December 31,
                                                           --------------------------
                                                             2001               2000
                                                           --------          --------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                  $     --          $     --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,5,688,037 and 4,630,160 shares issued
  at December 31, 2001 and 2000, respectively                    57                46
Additional paid-in capital                                   35,280            34,102
Accumulated deficit                                         (39,339)          (28,397)
Accumulated other comprehensive loss                           (141)               --
                                                           --------          --------
     Total stockholders' equity (deficit)                  $ (4,143)         $  5,751
                                                           ========          ========

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

The Company had previously adopted its 1995 Incentive Plan which permitted up to 600,000 shares of Common Stock to be issued thereunder. As additional shares were no longer available to be issued under the 1995 Incentive Plan, the Board adopted the 1997 Incentive Plan. The maximum number of shares to be issued under the 1997 Incentive Plan is not to exceed 1,000,000. The exercise price of each option granted is to be equal to or greater than the market price of the Company's stock on the date of grant. The terms of the options are generally over five years with vesting occurring in 25% increments beginning one year after the grant date. In December 2000 the Board created the 2000 Incentive Plan that covers up to 1,000,000 shares of Common Stock. The number of shares granted on a calendar year basis under the 2000 Incentive Plan is limited to 5% of the total number of shares of Common Stock outstanding, or 10% in any five-year period.

Prior to the 1995 Plan, the Company had adopted the 1991 Employee and Director Stock Option Plan (the "1991 Plan"). After the adoption of the 1995 Plan, the Company amended the 1991 Plan, eliminating any further grants of options under the 1991 Plan. As of December 31, 2001 there were 95,250 fully vested options under the 1991 Plan outstanding, expiring in June 2002.

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". During the years ended December 31, 2001, 2000 and 1999, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

The Company follows the disclosure requirements of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net income applicable to common stockholders and net income per share as if compensation cost for the Company's employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999 as follows:

     1.   Dividend yield of 0% for all years

     2.   Expected volatility of 137% in 2001, 50% in 2000, and 50% in 1999

     3. Risk-free interest rates ranging from 4.7% in 2001, 5.07% to 5.48% in 2000 and 5.65% to 6.72% in 1999

     4. Expected term of 3 years in 2001, 3 years in 2000 and 3 to 4 years in 1999.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) applicable to common stockholders and net income (loss) per share would have been equal to the pro forma amounts indicated below:

                                                                2001           2000            1999
                                                             ---------      ----------       -------
Net income (loss) applicable to common shareholders
  As reported                                               $ (10,942)      $ (17,259)       $ 3,189
  Under SFAS No. 123                                          (11,236)        (18,005)         2,315

Net income (loss) per share
  As reported - basic                                       $   (2.17)      $   (3.81)       $  0.72
  As reported - diluted                                         (2.17)          (3.81)          0.71
  Under SFAS No. 123 - basic                                    (2.23)          (3.97)          0.52
  Under SFAS No. 123 - diluted                                  (2.23)          (3.97)          0.51

A summary of the status of the Company's stock options and warrants as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

Options -Boundless Corporation                               2001                               2000
------------------------------                ----------------------------------    -----------------------------
                                                                       Weighted                        Weighted
                                                                       Average                         Average
                                                                       Exercise                        Exercise
                                                  Shares                 Price         Shares            Price
                                              -----------            -----------    ----------       -----------
Outstanding at beginning of year                1,546,178            $     4.61      1,395,765       $     5.70
  Granted                                         200,938                  2.04        417,000             2.76
  Exercised                                            --                    --       (161,539)            8.67
  Forfeited                                      (270,657)                 5.13       (105,048)            5.90
                                               ----------            ----------     ----------       ----------
Outstanding at end of year                      1,476,459            $     3.97      1,546,178       $     4.61
                                               ==========            ----------     ==========       ----------
Options exercisable at end of year              1,175,301            $     4.10      1,052,441       $     4.49
                                               ==========            ==========     ==========       ==========
Weighted average fair value
  of options granted during the year                                 $     0.91                      $     1.22
                                                                     ==========                      ==========

                                                             1999
                                              ---------------------------------
                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                  Shares                 Price
                                              -----------            ----------
Outstanding at beginning of year                  923,716            $     8.26
  Granted                                         705,360                  5.13
  Exercised                                       (29,053)                 5.60
  Forfeited                                      (204,258)                15.30
                                              -----------            ----------
Outstanding at end of year                      1,395,765            $     5.70
                                              ===========            ----------
Options exercisable at end of year                661,563            $     6.47
                                              ===========            ==========
Weighted average fair value
  of options granted during the year                                 $     2.47
                                                                     ==========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

Warrants- Boundless Corporation                               2001                               2000
-------------------------------               -------------------------------         ----------------------------
                                                                    Weighted                            Weighted
                                                                    Average                             Average
                                                                    Exercise                            Exercise
                                                 Shares              Price              Shares            Price
                                              -----------         -----------         ----------       -----------
Outstanding at beginning of year                 677,342            $   7.67            640,058           $   7.85
  Granted                                        216,190                2.20             70,000               7.19
  Exercised                                           --                  --            (31,375)             10.00
  Forfeited                                           --                  --             (1,341)             12.96
                                                --------            --------           --------           --------
Outstanding at end of year                       893,532            $   6.35            677,342           $   7.67
                                                ========            --------           ========           --------
Warrants exercisable at end of year              847,032            $   6.42            657,342           $   7.67
                                                ========            ========           ========           ========
Weighted average fair value
  of warrants granted during the year                               $   1.06                              $   2.60
                                                                    ========                              ========

                                                             1999
                                                ----------------------------
                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                  Shares              Price
                                                --------            --------
Outstanding at beginning of year                 534,492            $   8.27
  Granted                                        117,340                7.80
  Exercised                                           --                  --
  Forfeited                                      (11,774)              26.08
                                                 -------            --------
Outstanding at end of year                       640,058            $   7.85
                                                 =======            --------
Warrants exercisable at end of year              572,718            $   7.64
                                                 =======            ========
Weighted average fair value
  of warrants granted during the year                               $   2.32
                                                                    ========

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2001:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                                                      Weighted
                               Number             Weighted             Average               Number
                           Outstanding at          Average            Remaining         Exercisable at
                            December 31,          Exercise         Contractual Life      December 31,
                                2001                Price              (Years)               2001
                            ---------              ------              ------              ---------
Options - Boundless Corp.     100,000              $ 1.25                3.50                 50,000
                              220,000                1.50                3.99                220,000
                              180,289                2.71                3.48                 84,058
                              173,020                3.95                2.49                147,051
                              132,240                4.50                3.51                 66,488
                              150,142                4.88                1.42                150,092
                              201,884                5.00                2.13                147,219
                               18,956                5.38                2.44                 16,213
                              269,068                5.63                0.50                268,956
                               30,860                9.07                1.76                 25,224
                            ---------              ------              ------              ---------
                            1,476,459              $ 3.97                3.11              1,175,301
                            =========              ======              ======              =========

                               Number             Weighted              Average              Number
                           Outstanding at          Average             Remaining          Exercisable at
                            December 31,          Exercise           Contractual Life      December 31,
                                2001                Price                (Years)               2001
                            ---------              ------              ------              ---------
Warrants - Boundless Corp.    114,410              $ 1.21                4.45                114,410
                               90,280                2.89                3.20                 90,280
                               46,500                5.00                4.01                     --
                              150,000                5.80                3.38                150,000
                               65,000                6.90                3.14                 65,000
                              307,502                7.50                2.95                307,502
                               20,000                7.97                2.48                 20,000
                               67,340                9.69                1.92                 67,340
                                2,500               18.40                2.95                  2,500
                               30,000               18.60                0.39                 30,000
                            ---------              ------              ------              ---------
                              893,532              $ 6.35                3.80                847,032
                            =========              ======              ======              =========

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

On February 23, 2001, the Company sold 110,000 shares of its Common Stock to three individuals for total proceeds of $225,200. In connection with the sale, the Company issued warrants to purchase 27,500 shares of its Common Stock at an exercise price of $2.40 per share of Common Stock. The warrants expire four years from the date of grant. Mr. Joseph V. Joy, Jr. and Mr. Jack Ryan, then the President and Vice President, Supply Chain Services, of Boundless Manufacturing, respectively, participated in this offering. Mr. Frank Stephens, currently a member of the Company's Board of Directors, but who was not associated with the Company at the time of the sale, also participated in the offering. Proceeds from this sale were used for general working capital purposes.

From May 29, 2001, through June 29, 2001, the Company sold 947,877 shares of its Common Stock in a private placement offering, raising gross proceeds of $963,500. In connection with this sale, the Company issued warrants to purchase 142,190 shares of its Common Stock at exercise prices ranging from $1.10 to $1.36 per share of Common Stock. The warrants expire five years following the date of grant. Fourteen individuals or legal entities participated in the private placement, including four executive officers of the Company and a member of the Company's Board of Directors.

The shares of Common Stock sold in the private placement, and the shares of Common Stock underlying the warrants, are required by the Company to be registered for sale in accordance with the Securities Act of 1933. The Company is currently preparing an amended registration statement on Form S-3 and anticipates filing such registration statement in April 2002.

The warrants issued to non-employees were recorded based on the fair values of the warrants on the grant date, using the Black-Scholes option-pricing model.

11   Related Party Transactions

During 1999, Boundless Manufacturing issued shares of its common stock as follows: 400 shares (12.5% of the outstanding) to each of Joseph Joy and Anthony Giovaniello for $5.00 per share, 320 shares (10% of the outstanding) to each of
J. Gerald Combs and Jeffrey Moore upon their exercise of employee stock options at an exercise price of $5.50 per share, and 1,760 shares (55% of the outstanding) to the Company. Pursuant to their employment agreements, Mr. Joy and Mr. Giovaniello will have the option, upon attainment of certain defined performance standards, to convert their shares of Boundless Manufacturing into up to an aggregate of 300,000 shares of the Company's Common Stock. The Company has allocated 160 shares of its Boundless Manufacturing common stock for future issuance under Boundless Manufacturing's incentive plan. Under terms of their respective separation agreements, as described in Note 12, Mr. Combs and Mr. J. Moore each agreed to transfer to the Company his 2,000,000 shares of common stock to Boundless Manufacturing.

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

In June 2000 the Company retained Cross Roads for the purpose of providing investor relations services. The agreement, which terminated December 31, 2000, called for fees of $150 plus expenses. The Company paid to Cross Roads $133 in 2000 under the investor relations services agreement.

12   Commitments

Leases

The Company leases certain manufacturing, sales and administrative facilities and office equipment under operating lease agreements, which expire at various times through May 2006. The most significant lease is for the Company's facility in Boca Raton, Florida which expires in September 2005 with a total outstanding commitment of $1,894. Total rent expense was $1,377, $935, and $825 in 2001, 2000 and 1999, respectively.

Future minimum rental commitments as of December 31, 2001 were as follows:

2002                      $ 819
2003                        788
2004                        780
2005                        448
2006                         53
                       --------
                        $ 2,888
                       ========

Other Commitments

In December 2001, the Company reached agreement on the substantive details of a Separation Agreement and General Release (the "Separation Agreement") with each of J. Gerald Combs, its Chairman and Chief Executive Officer, and Jeffrey K. Moore, its Vice President of Corporate Development and issued a 6% Convertible Promissory Note (the "Note") to each of them, with a principal amount of $475 for Mr. Combs and $382 for Mr. Moore, representing the separation payments. The separation payments include a bonus from the Company for the year 2000 ($75 for Mr. Combs and $25 for Mr. Moore). Simultaneously, the Company entered into a Consulting Agreement with Mr. Combs and an Employment and Consulting Agreement with Mr. Moore (together, the "Consulting Agreements"). Mr. Combs is to serve as a consultant to the Company until March 31, 2003, and Mr. Moore is to remain as an employee of the Company at a reduced salary and in a non-officer capacity until March 31, 2002 and thereafter serve as a consultant to the Company until February 27, 2003. Under the Consulting Agreements the Company agreed to pay a total of $241 to Mr. Combs and $137 to Mr. Moore. The Company agreed that, to the extent not already vested, all stock options held by Mr. Combs (480,000) and Mr. Moore (205,000) would be fully vested immediately and such options would be exercisable for five years from January 1, 2002. The exercise prices of such stock options were not changed. The Company (including its subsidiaries) granted releases to Mr. Combs and Mr. Moore, each of whom granted reciprocal releases to the Company (and its subsidiaries).

Each Note is payable on February 27, 2003 and entitles the holder to convert it at the price of $1.25 per share into restricted shares of the Company's common stock at any time prior to such maturity date. However, if the Notes are not converted and the Company has not raised equity financing of at least $2,500 prior to such maturity date, the Company has the option to extend the Notes for two years and to pay the Notes in 24 monthly installments. The Company's obligations to make payments under the Notes are subordinated to its current or future obligations to repay all other indebtedness for borrowed money. The shares into which the Notes may be converted are accompanied by "piggyback" registration rights and are being registered under the Company's most recent Registration Statement on Form S-3.

During the fourth quarter of 2001, the Company recorded $417 in current accrued liabilities for the consulting services and $857 in long term liabilities for the fair value of the two promissory notes, as substantially all amounts due under the Separation Agreements relate to services provided prior to December 31, 2001.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

13   Contingencies

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

The Company intends to vigorously defend this suit since it believes that it has meritorious defenses to the action. As of March 5, 2002 a deposition of the Plaintiff had taken place. No depositions of the defendants have occurred and no trial date has been established.

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

14   Segment Reporting and Geographic Information

The Company's manufacturing is conducted at its New York and Florida facilities and its sales force operates from five geographically dispersed locations in the United States and United Kingdom.

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by its decision making group. In line with the formation of its two new subsidiaries, effective in 2000 the Company began managing its operations and reporting its financial results as three business segments. However, due to the decision to discontinue Merinta (see Note 17), only two continuing business segments remain. The results of the reportable segments are derived from the Company's management reporting system. These results are based on the Company's method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. These results are used to evaluate the performance of each segment and determine the appropriate resource allocation mix.

Information for the current and prior year by business segment is presented below (in thousands):

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                                                                  Boundless             Boundless
For the year ended                                             Elimi-             Technol-              Manufact-
December 31, 2001                            Total             nations            ogies/Corp.           uring
----------------------------------------   ---------           ---------          -----------           ---------
 Customer Revenue                          $  59,581                               $ 32,872             $ 26,709
 Intercompany Revenue                                          $ (23,392)                                 23,392
                                           ---------           ---------           --------             --------
Total Revenue                              $  59,581           $ (23,392)          $ 32,872             $ 50,101
                                           =========           =========           ========             ========

Gross Margin                               $   6,283           $  (1,128)          $  7,963             $   (552)
                                           =========           =========           ========             ========
Gross Margin percent                            10.5%                                  24.2%               -1.1%
                                           =========                               ========             ========

Operating income (loss)                    $  (5,810)                              $    902             $ (6,712)
                                           =========                               ========             ========

Total assets by business segment           $  33,215                               $ 10,396             $ 22,819
                                           =========                               ========             ========


For the year ended                                             Elimi-             Technol-              Manufact-
December 31, 2000                            Total             nations            ogies/Corp.           uring
----------------------------------------   ---------           ---------          -----------           ---------
  Customer Revenue                         $  64,544                               $ 55,665             $  8,879
 Intercompany Revenue                                          $ (41,649)                                 41,649
                                           ---------           ---------           --------             --------
Total Revenue                              $  64,544           $ (41,649)          $ 55,665             $ 50,528
                                           =========           =========           ========             ========

Gross Margin                               $  15,500                               $ 16,183             $   (683)
                                           =========                               ========             ========
Gross Margin percent                            24.0%                                  29.1%               -1.4%
                                           =========                               ========             ========

Operating income (loss)                    $  (2,089)                              $  3,640             $ (5,729)
                                           =========                               ========             ========


Total assets by business segment           $  39,604                               $ 19,267             $ 20,337
                                           =========                               ========             ========


Foreign sales were approximately $13,047, $18,157 and $27,946 for 2001, 2000 and 1999, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:

                                  2001          2000           1999
                                  ----          ----           ----
United Kingdom                      8%            8%           14%
Other European countries           11%           13%           16%
Other foreign countries             3%            7%            5%
                                   --            --            --
     Total                         22%           28%           35%
                                   ==            ==            ==

All significant long-lived assets of the Company are in the United States.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

15   Defined Contribution Plan

The Company provides a 401(k) retirement savings plan (the "401(k) Plan") for its full-time employees. Under the provisions of the 401(k) Plan, each participant may elect to contribute up to 15% of his or her annual salary. At its discretion, the Company may make contributions to the 401(k) Plan. During the years ended December 31, 2001, 2000 and 1999 the Company made contributions of $229, $173 and $70.

16   Selected Quarterly Financial Data - (unaudited)

Provided below is the selected unaudited quarterly financial data from 2001 and 2000. The underlying per share information is calculated from the weighted average shares outstanding each quarter, which may fluctuate. Therefore, the sum of the quarters per share information may not equal the total year amounts.

Net loss for the three months ended December 31, 2001 includes $1,274 for settlement of employment contracts with two executives of the Company as well as $2,281 in income tax expense relating to deferred tax asset valuation allowances.

Net loss for the three months ended December 31, 2000 reflects a writeoff of $824 against the value of debt and equity securities of General Automation, Inc and amortization of goodwill of $185 related to the change to a 3 year remaining useful life and $2,324 related to reserves and accruals associated with Merinta's transactions with Internet Appliance Network, Inc.

                                                                            For the three months ended
                                                      December 31,      September 30,        June 30,            March 31,
                                                      ----------------------------------------------------------------------
                                                          2001               2001               2001                2001
                                                      -----------        ----------         ----------           ----------
Net revenue                                           $ 13,621            $ 18,074            $ 14,897            $ 12,989
Cost of product sold and services                       12,397              15,605              13,855              11,441
Gross profit                                             1,224               2,469               1,042               1,548
Income (loss) from continuing operations                (4,511)                224              (1,585)             (2,920)
Income (loss) from discontinued  operations                 --                 316                  --              (2,466)
Net income (loss)                                     $ (4,511)           $    540            $ (1,585)           $ (5,386)

Per share amounts:
Basic net income (loss) per common share              $  (0.89)           $   0.10            $  (0.32)           $  (1.16)
Diluted net income (loss) per common share            $  (0.89)           $   0.10            $  (0.32)           $  (1.16)


                                                                            For the three months ended
                                                      December 31,      September 30,        June 30,            March 31,
                                                      ----------------------------------------------------------------------
                                                          2000              2000               2000                2000
                                                      -----------        ----------         ----------           ----------
Net revenue                                           $ 14,461            $ 15,871            $ 17,480            $ 16,732
Cost of product sold and services                       11,345              11,884              12,986              12,829
Gross profit                                             3,116               3,987               4,494               3,903
Loss from continuing operations                         (1,932)               (657)               (232)               (434)
Loss from discontinued operations                       (4,396)             (3,753)             (3,569)             (2,286)
Net loss                                              $ (6,328)           $ (4,410)           $ (3,801)             (2,720)

Per share amounts:
Basic net loss per common share                       $  (1.39)           $  (0.97)           $  (0.84)           $  (0.61)
Diluted net loss per common share                     $  (1.39)           $  (0.97)           $  (0.84)           $  (0.61)

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

17   Discontinued Operations

On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following an investment by National Semiconductor in Merinta, the Company was prohibited by its lenders from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, these funds were not sufficient to cover its operating needs and the Company was not successful in raising additional funds from investors. The loss from discontinued operations for the period January 1 through March 31, 2001 was $2,466. In the third quarter of 2001, the Company realized a gain of $316 on the disposal of Merinta, net of operating losses subsequent to March 31, 2001. The consolidated financial statements present Merinta's results for the years ended December 31, 2001 and December 31, 2000 as discontinued operations.

Net assets of Merinta were zero at December 31, 2001 and at December 31, 2000 consisted of the following:
                                                                  December 31,
                                                                  -------------
                                                                      2000
                                                                     ------
Assets of discontinued operations:
Cash                                                                 $3,544
Accounts Receivable, net                                                193
Prepaid software license fees                                         3,320
Prepaid expenses and other assets                                       637
Property and equipment, net                                             197
                                                                     ------
  Total assets                                                        7,891
                                                                     ------

Liabilities and minority interest of discontinued operations:
Accounts payable and other current accrued liabilities               $2,213
Other long-term liabilities                                              12
                                                                     ------
     Total liabilities                                                2,225
                                                                     ------

Minority interest                                                     5,000

                                                                     ------
  Net assets of discontinued operations                              $  666
                                                                     ======

The reported loss from discontinued operations for the year ended December 31, 2001 is as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                                                   December 31,
                                                                  --------------
                                                                       2001
                                                                     --------
Loss from discontinued operations from  January 1, 2001
 until the measurement date of March 31, 2001                        $(2,466)
                                                                     -------
Gain on disposal of subsidiary:
Loss from operations  from April 1, 2001 to date of disposal         $(1,237)
Net accounts receivable writeoff                                        (125)
Write off of prepaid license fees and other intangible assets         (4,011)
Net machinery and equipment writeoff                                    (180)
Gain on accounts payable settlements                                     869
Writeoff of minority interest in subsidiary                            5,000
                                                                     -------
Gain on disposal of subsidiary                                           316
                                                                     -------
   Total loss from discontinued operations                           $(2,150)
                                                                     =======

            SCHEDULE I -CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)

 `                                                                                    December 31,
                                                                            ----------------------------
                                       ASSETS                                 2001                2000
                                                                            --------            --------
Current assets:
  Cash and cash equivalents                                                 $     --            $     20
  Accounts receivable                                                             --                  66
  Other current assets                                                            50                  --
                                                                            --------            --------
    Total current assets                                                          50                  86
Investments in and advances to subsidiaries
    (eliminated in consolidation)                                             (4,168)              6,470
  Other assets                                                                    --                  --
                                                                            --------            --------
                                                                            $ (4,118)           $  6,556
                                                                            ========            ========
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                           25                 805
                                                                            --------            --------
    Total current liabilities                                                     25                 805
                                                                            --------            --------
Long-term liabilities:
  Other                                                                           --                  --
                                                                            --------            --------
    Total liabilities                                                             25                 805
                                                                            --------            --------
Commitments and contingencies Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                                         --                  --
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 5,688,037 and 4,630,160 shares issued
  at December 31, 2001 and 2000, respectively                                     57                  46
Additional paid-in capital                                                    35,280              34,102
Accumulated deficit                                                          (39,339)            (28,397)
Accumulated other comprehensive loss                                            (141)                 --
                                                                            --------            --------
    Total stockholders' equity (deficit)                                      (4,143)              5,751
                                                                            --------            --------
                                                                            $ (4,118)           $  6,556
                                                                            ========            ========

            SCHEDULE I -CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
                                 (In thousands)

                                                                                                December 31,
                                                                                  -------------------------------------
                                                                                    2001           2000           1999
                                                                                  --------       --------       -------
Sales                                                                             $     --       $     --       $    --
Cost of sales                                                                           --             --            --
                                                                                  --------       --------       -------
    Gross margin                                                                        --             --            --
Expenses:
  General and administrative                                                      $    150       $    659       $   775
  Interest                                                                              --            (35)            5
  Other charges                                                                         --             --           153
                                                                                  --------       --------       -------
                                                                                       150            624           933
                                                                                  --------       --------       -------
Loss before income taxes and other items below                                        (150)          (624)         (933)
Income tax credit                                                                       --             --           317
                                                                                  --------       --------       -------
Loss before equity in income (loss) of consolidated subsidiaries                      (150)          (624)         (616)
Equity in income (loss) of consolidated subsidiaries, net of preferred stock
 dividend of $0, $0 and $50 in 2001, 2000 and 1999                                 (10,792)       (16,635)        3,805
                                                                                  --------       --------       -------
Net income (loss) applicable to common stockholders                               $(10,942)      $(17,259)      $ 3,189
                                                                                  ========       ========       =======

            SCHEDULE I -CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                        CONDENSED STATEMENT OFCASH FLOWS
                               FOR THE YEARS ENDED
                                 (In thousands)

                                                                                  December 31,
                                                                   -------------------------------------------
                                                                     2001              2000              1999
                                                                   -------           -------           -------
Net cash flows provided by (used in) operating activities          $  (930)          $  (234)          $ 4,497
                                                                   -------           -------           -------
Cash flows from investing activities:
Investment in subsidiaries                                            (279)           (1,644)           (4,161)
                                                                   -------           -------           -------
    Net cash used in investing activities                             (279)           (1,644)           (4,161)
                                                                   -------           -------           -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                             1,189             1,398               164
                                                                   -------           -------           -------
    Net cash provided by financing activities                        1,189             1,398               164
                                                                   -------           -------           -------
Net increase (decrease) in cash and cash equivalents                   (20)             (480)              500
Cash and cash equivalents at beginning of year                          20               500                --
                                                                   -------           -------           -------
Cash and cash equivalents at end of year                           $    --           $    20           $   500
                                                                   =======           =======           =======
Non-cash transactions:
  Options, warrants and common stock issued for services           $    --           $   197           $   504

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (In thousands)

                                    Balance at
                                    Beginning of
       Description                   Period                Additions               Deductions       Balance at End of Period
---------------------------    -------------------   --------------------      ------------------   ---------------------
Allowances:
 Doubtful accounts:
         2001                          $ 723               $ 993  (C)               $ 368  (A)            $ 1,348
         2000                            627                 221                      125  (A)                723
         1999                            489                 380                      242  (A)                627
 Inventory reserves:
         2001                          4,308               1,055                    1,912  (B)              3,451
         2000                          2,920               2,012  (C)                 624  (B)              4,308
         1999                          3,273                 340                      693  (B)              2,920


(A)  Includes accounts written off during the period.
(B)  Includes inventory written off during the period.
(C) Includes transfers in from other asset reserves for related amounts now included in inventory.