Form 10-Q
period 2002-03-31
BOUNDLESS CORP
filed 2002-05-15
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

Yes |X| No |_|

As of March 31, 2002, the Registrant had approximately 5,688,037 shares of Common Stock, $.01 par value per share outstanding.


                                    1 of 19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
   December 31, 2001 .......................................................   3

Consolidated Statements of Operations (unaudited)
   for the three  months ended March 31, 2002 and 2001 .....................   4

Consolidated Statements of Cash Flows (unaudited)
   for the three  months ended March 31, 2002 and 2001 .....................   5

Notes to Consolidated Financial Statements (unaudited) .....................   6


                                    2 of 19

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,     December 31,
                                                        2002            2001
                                                     -----------    ------------
Current assets: ................................     (unaudited)
  Cash and cash equivalents ....................      $     18        $     25
  Trade accounts receivable, net ...............         6,392          10,053
  Income tax refund ............................            13              13
  Inventories ..................................         5,805           8,073
  Prepaid expenses and other current assets ....           468             580
                                                      --------        --------
    Total current assets .......................        12,696          18,744
Property and equipment, net ....................        10,687          10,993
Goodwill, net ..................................         3,187           3,187
Other assets ...................................           265             291
                                                      --------        --------
                                                      $ 26,835        $ 33,215
                                                      ========        ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt ............      $ 12,445        $ 15,362
  Accounts payable .............................        13,774          15,355
  Accrued salaries .............................         1,129           1,430
  Accrued warranty .............................           682             645
  Accrued marketing programs ...................           100             100
  Other accrued  current liabilities ...........         1,494           2,015
  Deferred revenue .............................           303             310
                                                      --------        --------
    Total current liabilities ..................        29,927          35,217
                                                      --------        --------
Long-term liabilities:
  Long-term debt, less current maturities ......           655             833
  Other ........................................         1,246           1,308
                                                      --------        --------
    Total long-term liabilities ................         1,901           2,141
                                                      --------        --------
    Total liabilities ..........................        31,828          37,358

Stockholders' deficit:
  Preferred stock ..............................            --              --
  Common stock .................................            57              57
  Additional paid-in capital ...................        35,280          35,280
  Accumulated deficit ..........................       (40,297)        (39,339)
  Accumulated other comprehensive loss .........           (33)           (141)
                                                      --------        --------
    Total stockholders' deficit ................        (4,993)         (4,143)
                                                      --------        --------
                                                      $ 26,835        $ 33,215
                                                      ========        ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    3 of 19

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2002             2001
                                                       --------        --------
                                                      (unaudited)
Revenue ........................................       $ 10,022        $ 12,989
Cost of revenue ................................          9,357          11,441
                                                       --------        --------
      Gross margin .............................            665           1,548
                                                       --------        --------
Operating expenses:
  Sales and marketing ..........................            492           1,772
  General and administrative ...................            819           1,847
  Research and development .....................            307             401
  Other expenses (credits) .....................           (339)             22
                                                       --------        --------
    Total operating expenses ...................          1,279           4,042
                                                       --------        --------
      Operating loss ...........................           (614)         (2,494)
  Interest expense, net ........................            344             426
                                                       --------        --------
Loss before income taxes .......................           (958)         (2,920)
Income taxes ...................................             --              --
                                                       --------        --------
Loss from continuing operations ................           (958)         (2,920)
Loss from discontinued operations ..............             --          (2,466)
                                                       --------        --------
Net loss .......................................       $   (958)       $ (5,386)
                                                       ========        ========
Weighted average common shares outstanding .....          5,688           4,667
                                                       ========        ========
Basic net (loss) per common share:
  Continuing operations ........................       $  (0.17)       $  (0.63)
  Discontinued operations ......................             --           (0.53)
                                                       --------        --------
Basic net (loss) per common share ..............       $  (0.17)       $  (1.16)
                                                       ========        ========
Weighted average dilutive shares outstanding ...          5,688           4,667
                                                       ========        ========
Diluted net loss per common share:
  Continuing operations ........................       $  (0.17)       $  (0.63)
  Discontinued operations ......................             --           (0.53)
                                                       --------        --------
Diluted net (loss)per common share .............       $  (0.17)       $  (1.16)
                                                       ========        ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    4 of 19

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                      For the Three Months Ended March 31,

                                                                                   2002          2001
                                                                               -----------   -----------
                                                                               (unaudited)   (unaudited)
Cash flows from operating activities:
  Net loss ................................................................      $  (958)      $(5,386)
  Adjustments to reconcile net (loss) to net cash provided by (used in)
    operating activities:
      Loss from discontinued operations ...................................           --         2,466
      Depreciation and amortization .......................................          470           888
      Loss on the write down of debt financing costs ......................           98            --
      Loss on the disposition of assets ...................................           --             5
      Deferred revenue ....................................................           (7)          (28)
      Provision (credit) for doubtful accounts ............................          (17)           33
      Provision (credit) for excess and obsolete inventory ................           (7)           (3)
  Changes in assets and liabilities:
      Trade accounts receivable ...........................................        3,679          (556)
      Inventories .........................................................        2,274           331
      Other assets ........................................................           15           193
      Accounts payable and accrued expenses ...............................       (2,322)        1,471
      Net change in assets and liabilities of discontinued operations .....           --        (3,386)
                                                                                 -------       -------
Net cash provided by (used in) operating activities .......................        3,225        (3,972)
                                                                                 -------       -------
Cash flows from investing activities:
  Capital expenditures ....................................................         (121)         (177)
                                                                                 -------       -------
Net cash used in investing activities .....................................         (121)         (177)
                                                                                 -------       -------
Cash flows from financing activities:
  Net proceeds from issuance of debt ......................................           --           936
  Payments on loans payable and capital leases ............................       (3,111)         (577)
  Proceeds from issuance of common stock ..................................           --           226
                                                                                 -------       -------
Net cash provided by (used in) financing activities .......................       (3,111)          585
                                                                                 -------       -------
Net (decrease) in cash and cash equivalents ...............................           (7)       (3,564)
Cash and cash equivalents at beginning of year ............................           25         3,697
                                                                                 -------       -------
Cash and cash equivalents at end of period ................................      $    18       $   133
                                                                                 =======       =======
Non-cash transactions:
  Equipment acquisitions funded through debt ..............................      $    16       $    --
Cash paid for:
  Interest ................................................................          312           260
  Taxes ...................................................................            5            11

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    5 of 19

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described herein. The audit opinion included in the December 31, 2001 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of March 31, 2002, the Company owned approximately 75% of the outstanding shares of common stock of this subsidiary. Boundless Manufacturing is utilizing the Company's state-of-the-art ISO 9002 certified manufacturing facilities in Hauppauge, NY, and may acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, PCBA assembly and test, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and The Netherlands.

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


                                    6 of 19

On May 11, 2001, management decided to discontinue Merinta, Inc.("Merinta"), a subsidiary that provided software for the Internet appliances market. See Note 9.

3. Going Concern Considerations and Management's Plans

As of March 31, 2002, the Company was in violation of certain covenants of the Chase Credit Line. On April 24, 2002 the Company entered into a Forbearance Agreement (the "Agreement") relating to the Chase Credit Line with our secured lenders. Under the Agreement, our lenders agreed not to exercise their remedies under the Chase Credit Line, under which we are in default, until May 31, 2002 unless we default under the Agreement or a new default arises under the Chase Credit Line.

During the forbearance period, we are required to pay our lenders $50 per week against our loan balance and to continue to pay interest under the Chase Credit Line. The Agreement in general allows us to use our collections during the forbearance period to make these payments, to pay a $120 commitment fee to a potential replacement lender for a replacement line of credit and to make the payments set forth in our budget of weekly expenses which must be approved by the lenders. However, the Agreement caps the Chase Credit Line at $5,400, to be reduced by our weekly $50 payments, and modifies our borrowing base in several ways including by capping our eligible inventory at $1,600. Our collections during the forbearance period that are available for our use will depend on our borrowing base as may be applicable from time to time. As of April 29, 2002, the Company's outstanding debt under the Chase Credit Line was $5,350.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations, has a working capital deficit totaling approximately $17 million, resulting primarily from the classification of debt under the Company's loan and mortgage agreements to current liabilities as a result of loan covenant violations and it requires new financing to meet its current cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern, unless management's plans are effected in a timely manner. Management believes that the following actions, in addition to the continued profitable growth of the Company's operating subsidiaries, will afford the Company the ability to fund its daily operations and service its remaining debt obligations. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required

The primary issues management will focus on in the immediate future to address this matter include:

      o The continual negotiation of material contracts for the sale of its manufacturing services to customers which management believes will provide additional liquidity for operations. There can be no assurances that these contracts will materialize.

      o Completing negotiations with a lender to provide an asset-based revolving line of credit as a replacement of the Company's existing revolving line of credit. There can be no assurance that these negotiations will be successful.

      o Working with its existing secured lender on a restructuring of the terms of the debt which it holds to allow for the closing of an agreement with a replacement lender. While management is hopeful an arrangement can be achieved, it can give no assurance an agreement will be reached.

      o Negotiating with the Company's unsecured creditors a restructuring of the Company's debt to settle our debt to each of them in one of three ways: (1) creditors who meet certain investor eligibility requirements can receive shares of our convertible preferred stock with a stated value equal to the face amount of the debt, or (2) any creditor can receive cash payment of a percentage of the amount of the debt, with payment over a 120-day period commencing promptly after we complete a refinancing of our credit facility, or (3) creditors who are owed $10 or less (and those who voluntarily reduce their claim to $10) can receive an amount equal to a certain higher percentage of their claim. Our offer is contingent upon acceptance by our creditors holding at least 75% of our unsecured debt.

      There are no assurances that management will be successful in negotiating with its remaining creditors or raising sufficient capital to continue as a going concern.


                                    7 of 19

4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                      March 31,     December 31,
                                                        2002            2001
                                                      ---------     ------------
Raw materials and purchased components .........       $4,326          $6,329
Finished goods .................................          655             952
Service parts ..................................          824             792
                                                       ------          ------
Total inventories ..............................       $5,805          $8,073
                                                       ======          ======

5. Stockholders' Deficit

At March 31, 2002 and December 31, 2001 stockholders' deficit consisted of the following:

                                                                 March 31,    December 31,
                                                                   2002           2001
                                                                 ---------    ------------
Common stock, $0.01 par value, 25,000,000 shares
  authorized,5,688,037 and 5,688,037 shares issued
  at March 31, 2002 and December 31, 2001, respectively ...      $     57       $     57
Additional paid-in capital ................................        35,280         35,280
Accumulated deficit .......................................       (40,297)       (39,339)
Accumulated other comprehensive loss ......................           (33)          (141)
                                                                 --------       --------
    Total stockholders' deficit ...........................      $ (4,993)      $ (4,143)
                                                                 ========       ========

6. Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the first quarter ended March 31, 2002 and 2001, sales to three major OEMs as a percentage of total revenues were 28% and 19%, respectively.

7. Business Segments

The Company's manufacturing is conducted at its New York and Florida facilities (through April 16, 2002 - see Note 12) and its sales force operates from five geographically dispersed locations in the United States and the United Kingdom.

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by its decision making group. In line with the formation of its two new subsidiaries, effective in 2000 the Company began managing its operations and reporting its financial results as three business segments. However, due to the decision to discontinue Merinta (see Note 9), only two continuing business segments remain. The results of the reportable segments are derived from Boundless' management reporting system. These results are based on the Company's method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. These results are used to evaluate the performance of each segment and determine the appropriate resource allocation mix.


                                    8 of 19

Information for the current and prior year by business segment is presented below (in thousands):

                                                                        Boundless        Boundless
Three Months Ended                                          Elimi-      Technol-         Manufact-
31-Mar-02                                   Total           nations     ogies/Corp.      uring
-------------------------------------      --------        ---------    -----------      ---------
Customer Revenue ....................      $ 10,022                      $  5,965        $  4,057
Intercompany Revenue ................                      $ (4,276)                        4,276
                                           --------        --------      --------        --------
Total Revenue .......................      $ 10,022        $ (4,276)     $  5,965        $  8,333
                                           ========        ========      ========        ========

Gross Margin ........................      $    665        $   (221)     $  1,539        $   (653)
                                           ========        ========      ========        ========
Gross Margin percent ................           6.6%                         25.8%           -7.8%
                                           --------
Operating income (loss) .............      $   (614)                     $    652        $ (1,266)
                                           ========                      ========        ========

  Total assets by business segment ..      $ 26,835                      $ 13,943        $ 12,892
                                           ========                      ========        ========

                                                                        Boundless        Boundless
Three Months Ended                                          Elimi-      Technol-         Manufact-
31-Mar-01                                   Total           nations     ogies/Corp.      uring
-------------------------------------      --------        ---------    -----------      ---------
Customer Revenue ....................      $ 12,989                      $  9,472        $  3,517
Intercompany Revenue ................                      $ (6,556)                        6,556
                                           --------        --------      --------        --------
Total Revenue .......................      $ 12,989        $ (6,556)     $  9,472        $ 10,073
                                           ========        ========      ========        ========

Gross Margin ........................      $  1,548        $   (286)     $  2,165        $   (331)
                                           ========        --------      ========        ========
Gross Margin percent ................          11.9%                         22.9%           -3.3%
                                                                         ========================

Operating income (loss) .............      $ (2,494)                     $   (458)       $ (2,036)
                                           ========                      ========        ========

  Total assets by business segment ..      $ 38,175                      $ 16,884        $ 21,291
                                           ========                      ========        ========

Pertinent financial data by major geographic segments for the first quarter ended March 31, 2002 and 2001 are:

                                                       March 31,       March 31,
                                                         2002            2001
                                                       ---------       ---------
Net sales to unaffiliated customers:
United States ................................          $ 8,507         $ 9,291
United Kingdom ...............................              279           1,557
Other European countries .....................            1,038           1,936
Other foreign countries ......................              198             205
                                                        -------         -------
Total sales ..................................          $10,022         $12,989
                                                        =======         =======

8. Comprehensive Income

Effective January 1, 2001, the Company adopted FAS 133 which requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value.

The Company uses interest rate swaps to hedge a portion of total debt that is subject to variable interest rates and designates these instruments as cash flow hedges. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts, net of related income tax effect, are recorded as a component of accumulated other comprehensive loss. The Company does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by the Company as of March 31, 2002. The fair value of interest rate swap contracts are determined based on the discounted estimated cash flows derived from the forward yield curve at the inception of the swap versus the forward yield curve at the end of the reporting period.

To the extent that any of these swaps are not completely effective in offsetting the change in interest cash flows being hedged, the ineffective portion is immediately recognized in interest expenses. Effectiveness is measured on a quarterly basis using the


                                    9 of 19
cash flow method. No other cash payments are made unless the contract is terminated prior to maturity, in which case, the amount paid or received in settlement is established by agreement at the time of termination.

The adoption of FAS 133 at January 31, 2001, resulted in recording $30 in accumulated other comprehensive loss for the cumulative effect of the accounting change. As of March 31, 2002, the Company had one interest rate swap contract remaining, having a nominal principal amount of $1,222 with a maturity date of March 2003. The aggregate fair market value of all interest rate swap contracts was ($33) on March 31, 2002 and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company's comprehensive income (loss) for the first quarter of 2002 and 2001 is as follows:

                                                        March 31,      March 31,
                                                           2002           2001
                                                        ---------      ---------
Net loss .........................................        $(958)        $(5,386)
Other comprehensive income (loss):
  Cumulative effect of adoption of FAS 133 .......           --             (30)
  Cash flow hedges ...............................          108             (75)
                                                          -----         -------
    Other comprehensive income (loss): ...........          108            (105)
                                                          -----         -------
Total comprehensive loss .........................        $(850)        $(5,491)
                                                          =====         =======

9. Discontinued Operations

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

10. Sale of Product Line

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

11. Recent Accounting Pronouncements

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" in the first quarter of 2002. Effective January 1, 2002, the Company ceased amortization of goodwill resulting in a decrease of $466 in amortization for the three months ended March 31, 2002 compared to the same period in 2001. Instead of amortizing goodwill over a fixed period of time, the Company will measure the fair value of the acquired business at least annually to determine if goodwill has been impaired. In addition, the Company will complete the first step of the goodwill impairment test by June 30, 2002, which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. The Company will not be able to determine the impact of SFAS 142 on its Consolidated Financial Statements until such time as it applies all of its provisions. And there are no assurances that the application of SFAS 142 will not result in a material impairment charge.

The following schedule presents net income, basic earnings per share and diluted earnings per share, exclusive of goodwill amortization expense for the periods in which the standard had not been adopted.


                                    10 of 19

                                                                       March 31,
                                                                         2001
                                                                      ----------
Reported net loss .............................................       $  (5,386)
add back: goodwill amortization ...............................             466
                                                                      ---------
Adjusted net loss .............................................       $  (4,920)
                                                                      =========

Basic earnings per share:
   Reported net loss ..........................................       $   (1.16)
   Goodwill amortization ......................................            0.10
                                                                      ---------
Adjusted net loss per common share ............................       $   (1.06)
                                                                      =========

Diluted earnings per share:
   Reported net loss ..........................................       $   (1.16)
   Goodwill amortization ......................................            0.10
                                                                      ---------
Adjusted diluted net loss per common share ....................       $   (1.06)
                                                                      =========

In October 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. The Company has not yet estimated if subsequent events (Note 12) will result in any impairment of long-lived assets

12. Subsequent Events

On April 16, 2002, the Company announced that its subsidiary, Boundless Manufacturing, will relocate its Printed Circuit Board Assembly (PCBA) operations from Boca Raton, FL, into its Long Island manufacturing campus in Hauppauge, NY. The Company believes the move will result in overall expense reduction and increased efficiencies in the New York systems assembly operation. The Company anticipates that the relocation will occur in phases with completion scheduled by the beginning of its third quarter. The Company also anticipates there will be some losses incurred for the disposal of assets which will not be part of the relocation. The Company expects these charges to be recorded in the second quarter of 2002 but has not yet determined what the amount will be or if it will have a material effect on its Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

First quarter of 2002 compared with first quarter of 2001

Revenue - Revenue for the quarter ended March 31, 2002 was $10,022 as compared to $12,989 for the quarter ended March 31, 2001.

Sales of the Company's General Display Terminals declined 18% to $5,965 for the quarter ended March 31, 2002 from $7,280 for the quarter ended March 31, 2001. Declining demand for General Display Terminals was the main reason for the decrease in revenue. The Company believes the market for General Display Terminals will continue to decline as customers move toward applications requiring graphical user interfaces.

Revenue in the first quarter of 2001 for the Capio product line which was sold in June 2001 (Note 10) was $2,167.

Revenues for the period ending March 31, 2002, from Boundless Manufacturing were $4,057, excluding intercompany revenue, as compared to $3,517 for the period ending March 31, 2001. The revenue growth is attributable to the introduction of new customers in the second half of 2001. The Company anticipates continued growth in revenues from this segment of the business as Boundless Manufacturing executes its plan of offering a complete and complementary line of services to both middle-market OEMs, and start-up companies.

Net revenue from the Company's repairs and spare parts business for the quarter ended March 31, 2002 was $548 as compared to $551 for the quarter ended March 31, 2001.

Comdial, IBM and Compaq were the most significant customers for the Company's products, accounting for 12%, 8% and 8% of revenue, respectively, for the quarter ended March 31, 2002.


                                    11 of 19

Gross Margin - Gross margin for the three months ended March 31, 2002 was $665 (7% of revenue) compared to gross margin of $1,548(12% of revenue) for the first quarter of 2001. The decrease in gross margin as a percent of revenue is attributable to the decline in the General Display Terminals revenue, which yields higher gross profits than Boundless Manufacturing. As of March 31, 2002, Boundless Manufacturing was operating with two manufacturing facilities, both of which were underutilized and resulted in $648 of excess fixed overhead costs in the gross margin.

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

Total Operating Expenses - For the quarter ended March 31, 2002, operating expenses decreased 68% to $1,279 (13% of revenue), compared to expenses for the first quarter of 2001 of $4,042(31% of revenue). This decrease is attributable to the Company's aggressive efforts to align sales, marketing and administrative expenses with the revenue decline as well as the need for lower expenditures in these areas for the emerging Boundless Manufacturing business. Specific year-to-year decreases are explained below.

Sales and Marketing Expenses - Sales and marketing expenses decreased 72% to $492 (5% of revenue) for the quarter ended March 31, 2002 from $1,772 (14% of revenue) for the quarter ended March 31, 2001. This decrease was mainly due to the elimination of expenditures for sales and marketing programs related to the Capio product line, which was sold to Neoware Systems, Inc. in June 2001. The Company promotes its products using media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs.

General and Administrative Expenses - General and administrative expenses decreased to $819 (8% of revenue), from $1,847 (14% of revenue) for the three months ended March 31, 2002 and 2001, respectively. The elimination of goodwill amortization in accordance with SFAS 142 accounted for $466 of the decrease. Employee compensation and travel reductions accounted for $550 of the year-to-year reduction in expenditures.

Research and Development Expenses - Research and development expenses for the first quarter decreased to $307 in 2002 from $401 in 2001. Personnel expense reductions were attributable for this decrease.

Other expenses (credits) - Other credits for the quarter ended March 31, 2002 was $(339) compared to expenses of $22 for the period ended March 31, 2001. In the first quarter of 2002, the Company reversed $450 of prior years' bonus accruals. This reversal stemmed from several employees' waiver of their 2000 bonus awards in 2002. This credit was partially offset by a charge of $98 for the write down of debt financing costs.

Interest Expense, net - Interest expense, net for the quarter ended March 31, 2002 was $344 compared to $426 for the comparable period in 2001. This reduction is attributable to the Company's lower outstanding debt.

Loss From Discontinued Operations- The loss from March 31, 2001 was $2,466 relating to the Company's decision to discontinue the operations of Merinta.

Income Tax Expense - For the first quarter of 2002 and 2001, the Company did not record an income tax credit against the recorded loss before income taxes of $958 and $5,386 respectively. As a result of uncertainties as to whether the related future tax benefits will be realized, the Company has provided for a 100% valuation allowance against the deferred tax assets attributable to these losses.

Net Income (Loss) - For the quarter ended March 31, 2002, the Company recorded a net loss of $958, compared to net loss of $5,386 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.

As of March 31, 2002 the Company had a working capital deficiency of $17,231 as compared to a deficiency of $16,473 at December 31, 2001. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

On May 25, 2000, the Company signed an agreement with The Chase Manhattan Bank ("Chase") amending and restating the existing credit line to add as co-borrowers Boundless


                                    12 of 19

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

As of March 31, 2002, the Company was in violation of certain covenants of the Chase Credit Line. On April 24, 2002 the Company entered into a Forbearance Agreement (the "Agreement") relating to the Chase Credit Line with our secured lenders. Under the Agreement, our lenders agreed not to exercise their remedies under the Chase Credit Line, under which we are in default, until May 31, 2002 unless we default under the Agreement or a new default arises under the Chase Credit Line.

During the forbearance period, we are required to pay our lenders $50 per week against our loan balance and to continue to pay interest under the Chase Credit Line. The Agreement in general allows us to use our collections during the forbearance period to make these payments, to pay a $120 commitment fee to a potential replacement lender for a replacement line of credit and to make the payments set forth in our budget of weekly expenses which must be approved by the lenders. However, the Agreement caps the Chase Credit Line at $5,400, to be reduced by our weekly $50 payments, and modifies our borrowing base in several ways including by capping our eligible inventory at $1,600. Our collections during the forbearance period that are available for our use will depend on our borrowing base as may be applicable from time to time. As of April 29, 2002, the Company's outstanding debt under the Chase Credit Line was $5,350.

The Company is highly leveraged. As of March 31, 2002, the Company had negative tangible net worth of $8,422 and total liabilities of $31,828. The Company's liabilities at March 31, 2002 included repayment of a revolving loan of $5,561 plus interest maturing April 2003, a ten-year promissory note in the amount of $5,908 which requires monthly principal and interest payments through July 1, 2009 and capital leases in the amount of $1,631 which require monthly payments plus interest through February 2006.

Boundless Technologies has an agreement with a commercial lender for a loan secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $5,908 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless' obligations to the lender. Due to cross-default provisions within the agreement, the Company is also in default with respect to the mortgage.

In the event there is a further decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations or execute its business plan.

Net cash provided by operating activities for the three months ended March 31, 2002 was $3,225 attributable to non-cash expenses (principally depreciation) of $444, a reduction in accounts receivable of $3,679 and a reduction of inventories of $2,274. This increase in cash was offset by a reduction of accounts payable and accrued liabilities of $2,322. Net cash used in investing activities was comprised of capital expenditures of $121. Net cash used in financing activities included repayment on the Company's revolving loan in the amount of $2,946 and payments on other loans in the amount of $165.

Impact of Inflation - The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

Factors That Could Affect Future Results

Competition. The Company encounters aggressive competition in all areas of its business. The Company has numerous competitors, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short. To remain competitive, the Company must be able to develop new products and periodically enhance its existing products. In particular, the Company anticipates that it will have to continue to lower the prices of many of its products to stay competitive and effectively manage


                                    13 of 19
financial returns with resulting reduced gross margins. In some of the Company's markets, it may not be able to compete successfully against current and future competitors, and the competitive pressures it faces could harm its business and prospects.

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

International. Sales outside the United States make up more than 10% of the Company's revenues. In addition, key suppliers are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety of international factors, including:

o     Changes in a country or region's political or economic conditions,

o     Trade protection measures,


                                    14 of 19

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


                                    15 of 19

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

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and, depending on the context, "will," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described in the Company's Form 10-K for the year ended December 31, 2001. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At March 31, 2002 the Company had in place an interest rate swap agreement in the amount of $1,222,000 at an effective interest rate of 8.9%. The swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the Company's Revolving Loan.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2002 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

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


                                    16 of 19

                           PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

As of March 31, 2002, the Company was in violation of certain covenants of the Chase Credit Line. On April 24, 2002 the Company entered into a Forbearance Agreement (the "Agreement") relating to the Chase Credit Line with our secured lenders. Under the Agreement, our lenders agreed not to exercise their remedies under the Chase Credit Line, under which we are in default, until May 31, 2002 unless we default under the Agreement or a new default arises under the Chase Credit Line.

During the forbearance period, we are required to pay our lenders $50,000 per week against our loan balance and to continue to pay interest under the Chase Credit Line. The Agreement in general allows us to use our collections during the forbearance period to make these payments, to pay a $120,000 commitment fee to a potential replacement lender for a replacement line of credit and to make the payments set forth in our budget of weekly expenses which must be approved by the lenders. However, the Agreement caps the Chase Credit Line at $5,400,000 to be reduced by our weekly $50,000 payments, and modifies our borrowing base in several ways including by capping our eligible inventory at $1,600,000. Our collections during the forbearance period that are available for our use will depend on our borrowing base as may be applicable from time to time. As of April 29, 2002, the Company's outstanding debt under the Chase Credit Line was $5,350,000.

Boundless Technologies has an agreement with a commercial lender for a loan secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $5,908,000 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50,000. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless' obligations to the lender. Due to cross-default provisions within the agreement, the Company is also in default with respect to the mortgage.

Item 4. Submission of Matters to a Vote of Security Holders

On February 28, 2002, the Company held its annual meeting of stockholders for the year ending December 31, 2000. The purpose of the meeting was (i)to elect directors to serve until the next stockholders' meeting; (ii)to approve the adoption of our 2001 Incentive Plan, permitting the issuance of up to 284,000 shares of our Common Stock pursuant to grants of stock options and stock awards to our employees, directors and others; and (iii)to ratify the appointment of BDO Seidman, LLP as our independent auditors for the 2001 fiscal year.

The following tables provide information including the number of votes "For", "Against" or "Withheld", and the number of abstentions and broker non-votes, for each matter voted on and for each director nominee:

      Table 1. Election of Directors

Nominee                             Votes Received (net of all    Votes Withheld
-------                             --------------                --------------
                                    votes withheld)

Richard Bowman                      4,631,271                     107,657
Gary Brooks                         4,630,121                     108,807
J. Gerald Combs                     4,267,642                     471,286
Anthony Giovaniello                 4,631,432                     107,496
Joseph V. Joy, Jr.                  4,631,231                     107,697
Safwan Masri                        4,631,667                     107,261
John J. McGovern                    4,631,321                     107,607
Oscar L. Smith                      4,630,121                     108,807
J. Frank Stephens                   4,631,226                     107,702


                                    17 of 19

      Table 2. Adoption of the 2001 Incentive Plan

Votes "For"                    Votes "Against"                  Votes "Withheld"
-----------                    ---------------                  ----------------

4,534,331                      181,875                          22,722

      Table 3. Ratification of BDO Seidman, LLP as the Company's certified independent public accountants for the 2001 calendar year.

Votes "For"                    Votes "Against"                  Votes "Withheld"
-----------                    ---------------                  ----------------

4,700,239                      29,061                           9,628

Item 5. Other Information

On April 16, 2002, the Company announced that its subsidiary, Boundless Manufacturing, will relocate its Printed Circuit Board Assembly (PCBA) operations from Boca Raton, FL, into its Long Island manufacturing campus in Hauppauge, NY. The Company believes the move will result in overall expense reduction and increased efficiencies in the New York systems assembly operation.

The Company anticipates that the relocation will occur in phases with completion scheduled by the beginning of its third quarter.

The Company also anticipates there will be some losses incurred for the disposal of assets which will not be part of the relocation. The Company expects these charges to be recorded in the second quarter of 2002 but has not yet determined what the amount will be or if it will have a material effect on its Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Condensed Consolidated Statements of Operations" of Part I-Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.

(b) Reports on Form 8-K

On April 30, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing that the Company had entered into with its secured lenders a Forbearance Agreement (the "Agreement") relating to its credit line with such lenders (the "Chase Credit Line"). Under the Agreement, the Company's lenders agreed not to exercise their remedies under the Chase Credit Line, under which the Company is in default, until May 31, 2002 unless the Company defaults under the Agreement or a new default arises under the Chase Credit Line.


                                    18 of 19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002

Boundless Corporation


By: /s/ Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)


                                    19 of 19