Form 10-Q
period 2002-06-30
BOUNDLESS CORP
filed 2002-08-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

Yes |X| No |_|

As of June 30, 2002, the Registrant had approximately 6,438,038 shares of Common Stock, $.01 par value per share outstanding.


                                    1 of 20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
   December 31, 2001 ......................................................... 3

Consolidated Statements of Operations and Comprehensive Income (Loss)
   (unaudited) for the three and six months ended June 30, 2002 and 2001 ..... 4

Consolidated Statements of Cash Flows (unaudited)
   for the six months ended June 30, 2002 and 2001 ........................... 5

Notes to Consolidated Financial Statements (unaudited) ....................... 6


                                    2 of 20

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  June 30      December 31,
                                                   2002            2001
                                               ------------    ------------
                                               (unaudited)

Current assets:
   Cash and cash equivalents ...............   $        123    $         25
   Trade accounts receivable, net ..........          4,080          10,053
   Income tax refund .......................             13              13
   Inventories .............................          3,443           8,073
   Prepaid expenses and other current assets            661             580
                                               ------------    ------------
      Total current assets .................          8,320          18,744
Property and equipment, net ................          9,450          10,993
Goodwill, net ..............................          3,187           3,187
Other assets ...............................            527             291
                                               ------------    ------------
                                               $     21,484    $     33,215
                                               ============    ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt .......   $      1,361    $     15,362
   Accounts payable ........................          6,753          15,355
   Convertible notes payable ...............            858              --
   Accrued salaries ........................          1,115           1,430
   Accrued warranty ........................            675             645
   Accrued marketing programs ..............             74             100
   Other accrued current liabilities .......          2,286           2,015
   Deferred revenue ........................            279             310
                                               ------------    ------------
      Total current liabilities ............         13,401          35,217
                                               ------------    ------------
Long-term liabilities:
   Long-term debt, less current maturities .          9,678             833
   Other ...................................            322           1,308
                                               ------------    ------------
      Total long-term liabilities ..........         10,000           2,141
                                               ------------    ------------
      Total liabilities ....................         23,401          37,358

Mandatorily redeemable preferred stock .....          1,406              --

Stockholders' deficit:

   Common stock ............................             64              57
   Additional paid-in capital ..............         35,685          35,280
   Accumulated deficit .....................        (39,049)        (39,339)
   Accumulated other comprehensive loss ....            (23)           (141)
                                               ------------    ------------
      Total stockholders' deficit ..........         (3,323)         (4,143)
                                               ------------    ------------
                                               $     21,484    $     33,215
                                               ============    ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     3 of 20

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Six Months Ended       Three Months Ended
                                                      June 30,                June 30,
                                                --------------------------------------------
                                                  2002        2001        2002        2001
                                                --------    --------    --------    --------
                                                     (unaudited)             (unaudited)
Revenue .....................................   $ 16,744    $ 27,886    $  6,722    $ 14,897
Cost of revenue .............................     16,538      25,296       7,181      13,855
                                                --------    --------    --------    --------
         Gross margin (loss) ................        206       2,590        (459)      1,042
                                                --------    --------    --------    --------
Operating expenses:
   Sales and marketing ......................      1,074       3,645         582       1,873
   General and administrative ...............      1,611       3,588         792       1,741
   Research and development .................        551         753         244         352
   Other (credits) charges ..................        548      (1,765)        887      (1,787)
                                                --------    --------    --------    --------
      Total operating expenses ..............      3,784       6,221       2,505       2,179
                                                --------    --------    --------    --------

         Operating (loss) ...................     (3,578)     (3,631)     (2,964)     (1,137)
   Interest expense, net ....................        647         874         303         448
   Net gain on the restructuring of payables      (4,515)         --      (4,515)         --
                                                --------    --------    --------    --------
Income (loss) before income taxes ...........        290      (4,505)      1,248      (1,585)
Income tax expense ..........................         --          --          --          --
                                                --------    --------    --------    --------
Income (loss) before discontinued operations         290      (4,505)      1,248      (1,585)
Loss from discontinued operations ...........         --      (2,466)         --          --
                                                --------    --------    --------    --------
Net income (loss) ...........................   $    290    $ (6,971)   $  1,248    $ (1,585)
                                                ========    ========    ========    ========
Weighted average common shares outstanding ..      5,702       4,880       6,128       4,995
                                                ========    ========    ========    ========
Basic net income (loss) per common share:
   Continuing operations ....................       0.05       (0.92)       0.20       (0.32)
   Discontinued operations ..................         --       (0.51)         --          --
                                                --------    --------    --------    --------
Basic net income (loss) per common share ....   $   0.05    $  (1.43)   $   0.20    $  (0.32)
                                                ========    ========    ========    ========
Weighted average dilutive shares outstanding       5,702       4,880       6,128       4,995
                                                ========    ========    ========    ========
Diluted net income (loss)per common share:
   Continuing operations ....................       0.05       (0.92)       0.20       (0.32)
   Discontinued operations ..................         --       (0.51)         --          --
                                                --------    --------    --------    --------
Diluted net income (loss) per common share ..   $   0.05    $  (1.43)   $   0.20    $  (0.32)
                                                ========    ========    ========    ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     4 of 20

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                       For the Six Months Ended June 30,

                                                                            2002          2001
                                                                         ----------    ----------
                                                                        (unaudited)    (unaudited)
Cash flows from operating activities:
   Net income (loss) .................................................   $      290    $   (6,971)
   Adjustments to reconcile net (loss) to net cash provided by
    (used in) operating activities:
      Loss from discontinued operations ..............................           --         2,466
      Net (gain) on the restructuring of payables ....................       (4,515)           --
      Depreciation and amortization ..................................          914         1,806
      Loss on the write down of debt financing costs .................           98            --
      (Gain) loss on the disposition or writedown of assets ..........          797        (1,504)
      Deferred revenue ...............................................          (31)           (8)
      Provision for doubtful accounts ................................          104           222
      Provision for excess and obsolete inventory ....................           17           524
   Changes in assets and liabilities:
      Trade accounts receivable ......................................        5,869           793
      Inventories ....................................................        4,613           171
      Other assets ...................................................          (88)          309
      Accounts payable and accrued expenses ..........................       (4,457)        1,902
      Net change in assets and liabilities of discontinued operations            --        (3,538)
                                                                         ----------    ----------
Net cash provided by (used in) operating activities ..................        3,611        (3,828)
                                                                         ----------    ----------
Cash flows from investing activities:
   Capital expenditures ..............................................         (124)         (251)
   Proceeds from the sale of assets ..................................           --         1,600
                                                                         ----------    ----------
Net cash provided by (used in) investing activities ..................         (124)        1,349
                                                                         ----------    ----------
Cash flows from financing activities:
   Net proceeds from issuance of debt ................................          400            --
   Payments on loans payable and capital leases ......................       (3,789)       (2,308)
   Proceeds from issuance of common stock ............................                      1,189
                                                                         ----------    ----------
Net cash (used in) financing activities ..............................       (3,389)       (1,119)
                                                                         ----------    ----------
Net (decrease) in cash and cash equivalents ..........................           98        (3,598)
Cash and cash equivalents at beginning of year .......................           25         3,697
                                                                         ----------    ----------
Cash and cash equivalents at end of period ...........................   $      123    $       99
                                                                         ==========    ==========
Non-cash transactions:
   Equipment acquisitions funded through debt ........................   $       16    $      234
   Common stock issued in exchange for debt ..........................          412
   Manditorily redeemable preferred stock issued in exchange for debt         1,406
Cash paid for:
   Interest ..........................................................          579           732
   Taxes .............................................................            5            12


                                    5 of 20

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                  (unaudited)

1.    Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described herein. The audit opinion included in the December 31, 2001 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

2.    Background

Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries - Boundless Technologies, Inc. ("Boundless Technologies")and Boundless Manufacturing Services, Inc. ("Boundless Manufacturing") - is a provider of text and thin client terminals and manufacturing services.

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

Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of June 30, 2002, the Company owned approximately 75% of the outstanding shares of common stock of this subsidiary. Boundless Manufacturing is utilizing the Company's state-of-the-art ISO 9002 certified manufacturing facilities in Hauppauge, NY, and may acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, PCBA assembly and test, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and The Netherlands.

Boundless Manufacturing is focused on delivering a level of service and commitment, to both middle-market OEMs, and start-up companies, that is currently only available to top tier customers from the larger EMS companies. Boundless Manufacturing will develop relationships with those OEMs and on-demand manufacturers ("ODMs") whose supply chains can be completed or complemented by the company's unique capabilities, and diversify revenue risk by winning customers in several vertical markets including data storage, public and premise telco, office technology products, industrial controls and custom or embedded "PC"


                                     6 of 20
applications.

On May 11, 2001, management decided to discontinue Merinta, Inc.("Merinta"), a subsidiary that provided software for the Internet appliances market. See Note 10.

3.    Going Concern Considerations and Management's Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations, has a working capital deficit totaling approximately $5 million and it requires new financing to meet its current cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern, unless management's plans are effected in a timely manner. Management believes that the following actions, in addition to the continued profitable growth of the Company's operating subsidiaries, will afford the Company the ability to fund its daily operations and service its remaining debt obligations. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining the cash required.

The primary issues management will focus on in the immediate future to address this matter include:

o The continual negotiation of material contracts for the sale of its manufacturing services to customers which management believes will provide additional liquidity for operations. There can be no assurances that these contracts will materialize.

o The successful integration of the manufacturing operations of the Company's Boca Raton, Florida, facility into its Hauppauge, New York, campus resulting in increased capacity utilization and lower operating costs. As of July 31, 2002, the Company had shut down the Boca Raton facility, sold the excess assets located there and terminated its remaining lease obligations with respect to that facility. There can be no assurance that these actions will result in lower operating costs.

o Continue negotiating with the Company's unsecured creditors a restructuring of the Company's debt to settle our debt to each of them in one of three ways: (1) creditors who meet certain investor eligibility requirements can receive shares of our convertible preferred stock with a stated value equal to the face amount of the debt, or (2) any creditor can receive cash payment of a percentage of the amount of the debt, with payment over a 120-day period commencing promptly after we complete a refinancing of our credit facility, or (3) creditors who are owed $10 or less (and those who voluntarily reduce their claim to $10) can receive an amount equal to a certain higher percentage of their claim. There are no assurances that management will be successful in negotiating with its remaining creditors or raising sufficient capital to continue as a going concern. The Company reached agreement with its unsecured creditors representing approximately $10,235 of debt which requires the Company to make cash payments totaling approximately $2,881 and to issue shares of Preferred Stock with a stated value of approximately $3,115. The cash payments are scheduled as follows: during calendar year 2002 - $1,439; 2003 - $585; 2004 - $644; 2005 - $143; and 2006 - $70.

o As of June 27, 2002, the Company had entered into a new secured revolving credit facility (the "CIT Credit Line") with The CIT Group/Business Credit, Inc., as a replacement of its then existing revolving credit facility (which the Company had been calling the Chase Credit Line). The terms of the CIT Credit Line require the Company to obtain additional cash equity capital and/or additional subordinated debt in an amount not less than two million dollars ($2,000) not later than the end of the nine month anniversary of the closing date. The Company is evaluating various alternatives to meeting this requirement; however, there can be no assurance the Company will be successful in raising additional cash.

4.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:


                                     7 of 20

                                           June 30,     December 31,
                                             2002           2001
                                         ------------   ------------
Raw materials and purchased components   $      2,161   $      6,329
Finished goods .......................            460            952
Service parts ........................            822            792
                                         ------------   ------------
Total inventories ....................   $      3,443   $      8,073
                                         ------------   ------------

5.    Mandatorily Redeemable Preferred Stock

During the second quarter ended June 30, 2002, the Company issued mandatorily redeemable convertible preferred stock (the "Preferred Stock"), in the face amount of $4,365 as partial payment to our former lenders for removing the lien on our assets and to certain vendors as settlement against the Company's trade payables. The Company retained the services of an independent firm to determine the fair value of the Preferred Stock for purposes of recording the transactions on the Company's book of records.

The convertible preferred stock was valued as a combination of an unsecured fixed income like security ("Debt Portion") and a warrant. The warrant was valued at $329 using the Black-Scholes option pricing model, including the following assumptions:

Exercise price                                                  $3.00

Fair market value of common stock                               $0.34

Option Life                                                     10 years

Volatility rate                                                 95%

Risk-free Rate                                                  4.84%

Dividend Rate                                                   0%

The Debt Portion was valued at $1,078 using the discounted future cash flow method. The future cash flow from the debt portion is equal to the redemption value of the face amount of the Preferred Stock, $4,365 in June 2012, discounted at discount rate of 15%.

The combination of the Debt Portion and warrant provided for an estimated value of the Preferred Stock of $1,406, resulting in the Company's recognizing a gain on the settlement of troubled debt of $2,960 in the second quarter ended June 30, 2002. Assuming none of the holders of the Preferred Stock convert to Common Stock of Boundless Corporation, the Company will be required to record a charge to earnings available to stockholders over the ten-year redemption period such that the carrying value of the Preferred Stock equals its face value at the time of redemption. The difference between the carrying value of the preferred stock and its face value will be accreted, treated as a dividend and charged to earnings available to stockholders over the ten-year redemption period unless conversion occurs, in which case accretion terminates at that point.

6.    Stockholders' Deficit

At June 30, 2002 and December 31, 2001 stockholders' deficit consisted of the following:

                                                           June 30,      December 31,
                                                             2002            2001
                                                         ------------    ------------
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 6,438,037 and 5,688,037 shares issued
  at June 30, 2002 and December 31, 2001, respectively   $         64    $         57
Additional paid-in capital ...........................         35,685          35,280
Accumulated deficit ..................................        (39,049)        (39,339)
Accumulated other comprehensive loss .................            (23)           (141)
                                                         ------------    ------------
   Total stockholders' deficit .......................   $     (3,323)   $     (4,143)
                                                         ============    ============

7.    Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the second quarter ended June 30, 2002 and 2001, sales to three major OEMs as a percentage of total revenues were 30% and 44%, respectively.

8.    Business Segments


                                     8 of 20

The Company's manufacturing is conducted at its New York facility and its sales force operates from five geographically dispersed locations in the United States and the United Kingdom.

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by its decision making group. In line with the formation of its two new subsidiaries, effective in 2000 the Company began managing its operations and reporting its financial results as three business segments. However, due to the decision to discontinue Merinta (see Note 10), only two continuing business segments remain. The results of the reportable segments are derived from Boundless' management reporting system. These results are based on the Company's method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. These results are used to evaluate the performance of each segment and determine the appropriate resource allocation mix.

Information for the current and prior year by business segment is presented below (in thousands):


                                    9 of 20

                                                           Boundless       Boundless
Three Months Ended                        Elimi-           Technol-        Manufact-
June 30, 2002                Total        nations          ogies/Corp.     uring
-----------------------   ------------    ------------     ------------    ------------
Customer Revenue ......   $      6,722                     $      4,343    $      2,379
Intercompany Revenue ..                   $     (3,080)                           3,080
                          ------------    ------------     ------------    ------------
Total Revenue .........   $      6,722    $     (3,080)    $      4,343    $      5,459
                          ============    ============     ============    ============

Gross Margin (loss) ...   $       (459)   $       (111)    $      1,058    $     (1,406)
                          ============                     ============    ============
Gross Margin percent ..           -6.8%                            24.4%          -25.8%

                          ------------
Operating income (loss)   $     (2,964)                    $        333    $     (3,297)
                          ============                     ============    ============

                                                           Boundless       Boundless
Three Months Ended                        Elimi-           Technol-        Manufact-
June 30, 2001                Total        nations          ogies/Corp.     uring
-----------------------   ------------    ------------     ------------    ------------
Customer Revenue ......   $     14,897                     $      8,801    $      6,096
Intercompany Revenue ..                   $     (6,738)                           6,738
                          ------------    ------------     ------------    ------------
Total Revenue .........   $     14,897    $     (6,738)    $      8,801    $     12,834
                          ============    ============     ============    ============

Gross Margin (loss) ...   $      1,042    $       (413)    $      1,574    $       (119)
                          ============    ------------     ============    ============
Gross Margin percent ..            7.0%                            17.9%           -0.9%
                                                           ============================

Operating income (loss)   $     (1,137)                    $        488    $     (1,625)
                          ============                     ============    ============

                                                                     Boundless       Boundless
Six Months Ended                                    Elimi-           Technol-        Manufact-
June 30, 2002                         Total         nations          ogies/Corp.     uring
--------------------------------   ------------     ------------     ------------    ------------
Customer Revenue ...............   $     16,744                      $     10,308    $      6,436
Intercompany Revenue ...........                    $     (7,356)                           7,356
                                   ------------     ------------     ------------    ------------
Total Revenue ..................   $     16,744     $     (7,356)    $     10,308    $     13,792
                                   ============     ============     ============    ============

Gross Margin (loss) ............   $        206     $       (332)    $      2,597    $     (2,059)
                                   ============     ============     ============    ============
Gross Margin percent ...........            1.2%                             25.2%          -14.9%

                                   ------------
Operating income (loss) ........   $     (3,578)                     $        985    $     (4,563)
                                   ============                      ============    ============

Total assets by business segment   $     21,484                      $     13,284    $      8,200
                                   ============                      ============    ============

                                                                     Boundless       Boundless
Six Months Ended                                    Elimi-           Technol-        Manufact-
June 30, 2001                         Total         nations          ogies/Corp.     uring
--------------------------------   ------------     ------------     ------------    ------------
Customer Revenue ...............   $     27,886                      $     18,273    $      9,613
Intercompany Revenue ...........                    $    (13,294)                          13,294
                                   ------------     ------------     ------------    ------------
Total Revenue ..................   $     27,886     $    (13,294)    $     18,273    $     22,907
                                   ============     ============     ============    ============

Gross Margin (loss) ............   $      2,590     $       (699)    $      3,739    $       (450)
                                   ============     ============     ============    ============
Gross Margin percent ...........            9.3%                             20.5%           -2.0%

                                   ------------
Operating income (loss) ........   $     (3,631)                     $         29    $     (3,660)
                                   ============                      ============    ============

Total assets by business segment   $     35,548                      $     15,202    $     20,346
                                   ============                      ============    ============

Pertinent financial data by major geographic segments for the second quarter ended June 30, 2002 and 2001 are:


                                    10 of 20

                                       June 30,   June 30,
                                         2002       2001
                                       --------   --------

Net sales to unaffiliated customers:
United States ......................   $  5,378   $ 11,828
United Kingdom .....................        149        929
Germany ............................        433      1,002
Other European countries ...........        652        587
Other foreign countries ............        110        551
                                       --------   --------
Total sales ........................   $  6,722   $ 14,897
                                       ========   ========

9.    Comprehensive Income

Effective January 1, 2001, the Company adopted FAS 133 which requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value.

The Company uses interest rate swaps to hedge a portion of total debt that is subject to variable interest rates and designates these instruments as cash flow hedges. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts, net of related income tax effect, are recorded as a component of accumulated other comprehensive income (loss). The Company does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by the Company as of June 30, 2002. The fair value of interest rate swap contracts are determined based on the discounted estimated cash flows derived from the forward yield curve at the inception of the swap versus the forward yield curve at the end of the reporting period.

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

The adoption of FAS 133 at January 31, 2001, resulted in recording $30 in accumulated other comprehensive loss for the cumulative effect of the accounting change. As of June 30, 2002, the Company had one interest rate swap contract remaining, having a nominal principal amount of $1,222 with a maturity date of March 2003. The aggregate fair market value of all interest rate swap contracts was ($23) on June 30, 2002 and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company's comprehensive income (loss) for the first six months of 2002 and 2001 is as follows:

                                               Six Months Ended
                                                   June 30,
                                              -------------------
                                                2002       2001
                                              --------   --------

Net income (loss) .........................   $    290   $ (6,971)
Other comprehensive income (loss):
   Cumulative effect of adoption of FAS 133         --        (30)
   Cash flow hedges .......................        118        (77)
                                              --------   --------
      Other comprehensive income (loss): ..        118       (107)
                                              --------   --------
Total comprehensive income (loss) .........   $    408   $ (7,078)
                                              ========   ========

10.   Discontinued Operations

On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following an investment by National Semiconductor in Merinta, the Company was prohibited from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, the cash generated from operations was not sufficient to cover its operating needs and the Company was not successful in raising additional equity investments to supplement the proceeds from National Semiconductor. The loss from discontinued operations for the period January 1 through June 30, 2001 was


                                    11 of 20

$2,466.

11.   Sale of Product Line

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

12.   Recent Accounting Pronouncements

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" in the first quarter of 2002. Effective January 1, 2002, the Company ceased amortization of goodwill resulting in a decrease of $932 in amortization for the six months ended June 30, 2002, compared to the same period in 2001. Instead of amortizing goodwill over a fixed period of time, the Company will measure the fair value of the acquired business at least annually to determine if goodwill has been impaired. The Company has completed the first step of the goodwill impairment test, having determined the fair value of the reporting unit, as defined by SFAS 142, and compared it to the carrying value of its allocated net assets. The Company used the present value of projected future cash flows to estimate the fair value of the assets. The Company has determined there had been no goodwill impairment as of January 1, 2002 or as of June 30, 2002.

The following schedule presents net income, basic earnings per share and diluted earnings per share, exclusive of goodwill amortization expense for the periods in which the standard had not been adopted.

                                              Six Months Ended    Three Months Ended
                                                June 30, 2001        June 30, 2001
                                              ----------------    ------------------
Reported net loss .........................   $         (6,971)   $           (1,585)
add back: goodwill amortization ...........                932                   466
                                              ----------------    ------------------
Adjusted net loss .........................   $         (6,039)   $           (1,119)
                                              ================    ==================

Basic earnings per share:
   Reported net loss ......................   $          (1.43)   $            (0.32)
   Goodwill amortization ..................               0.19                  0.08
                                              ----------------    ------------------
Adjusted net loss per common share ........   $          (1.24)   $            (0.24)
                                              ================    ==================

Diluted earnings per share:
   Reported net loss ......................   $          (1.43)   $            (0.32)
   Goodwill amortization ..................               0.19                  0.08
                                              ----------------    ------------------
Adjusted diluted net loss per common share    $          (1.24)   $            (0.24)
                                              ================    ==================

In October 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. In June 2002, the Company recorded an expense of $778 for the estimated impairment carrying value of machinery and equipment, which was anticipated to be sold or disposed of in July 2002, upon closing of the Florida manufacturing facility.

On April 30, 2002 the Financial Accounting Standards Board issued SFAS No. 145,"Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other provisions, SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. The applicable pprovisions of SFAS 145 are not effective until the Company's fiscal year end 2003. However, the Company has elected early adoption and therefore, has reclassified gains on early extinguishment of debt and the related taxes to other income.


                                    12 of 20

12.   Subsequent Events

On July 19, 2002, the Company completed the sale of substantially all its machinery and equipment located at its leased manufacturing facility in Boca Raton, Fl. The Company received proceeds, net of expenses, of approximately $425 from the sale. During the second quarter of 2002, the Company recorded a loss of $778 relating to its decision to close the facility in Boca Raton and consolidate that facility's operations into its Hauppauge, NY, facility. The Company had previously negotiated a settlement of its remaining lease obligations with the landlord of the Boca Raton facility and, as of June 18, 2002, the Company had met its obligations under the settlement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Six Month Periods Ending June 30, 2002

Revenue - Revenue for the quarter ended June 30, 2002, was $6,722 as compared to $14,897 for the quarter ended June 30, 2001. Revenue for the six months ended June 30, 2002 was $16,744 versus $27,886 for 2001.

Sales of the Company's General Display Terminals declined 43% to $4,343 for the quarter ended June 30, 2002 from $7,558 for the quarter ended June 30, 2001. On a year-to-year basis, revenue for General Display Terminals declined 31% to $10,308 from $14,838 in year 2001. Declining demand for General Display Terminals was the main reason for the decrease in revenue. The Company believes the market for General Display Terminals will continue to decline as customers move toward applications requiring graphical user interfaces.

Revenue in the second quarter of 2001 for the Capio product line, which was sold in June 2001 (Note 11), was $1,213.

Revenues for the quarter ended June 30, 2002, from Boundless Manufacturing were $2,379, excluding intercompany revenue, as compared to $6,096 for the quarter ended June 30, 2001. Revenue for the six-month period for Boundless Manufacturing was $6,436 in 2002 versus $9,613 for the comparable period in 2001. The revenue decline is attributable to the effects of the economic downturn, particularly with respect to its impact on the telecommunications industry, an industry segment from which the Company had previously recorded a substantial portion of its revenue.

Net revenue from the Company's repairs and spare parts business for the quarter ended June 30, 2002 was $458 as compared to $570 for the quarter ended June 30, 2001.

Comdial, Hewlett Packard and Compaq were the most significant customers for the Company's products, each accounting for 10% of revenue for the quarter ended June 30, 2002.

Gross Margin - Gross margin for the three and six months ended June 30, 2002 were $(459) and $206 respectively, as compared to gross margins of $1,042 and $2,590 for the comparable periods in 2001. The decrease in gross margin is primarily attributable to the decline in the General Display Terminals revenue, which yields higher profits than Boundless Manufacturing. In addition, excess capacity at the Company's manufacturing facilities resulted in under-absorbed overhead expenses of $1,457, or 22% of revenue for the first six months of 2002. Included in the gross margin for the second quarter of 2002 is $260 of expenses, which relate to the closing of the Florida manufacturing operations.

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

Total Operating Expenses - For the quarter ended June 30, 2002, operating expenses increased 15% to $2,505 (37% of revenue), compared to expenses for the second quarter of 2001 of $2,179 (15% of revenue). For the six months ended June 30, 2002, operating expenses were $3,784 compared to expenses in the comparable period in 2001 of $ 6,221. This increase in the second quarter of 2002 was a result of recording $778 in other charges for asset impairments. The year-to-year decrease is attributable to the Company's aggressive efforts to align sales, marketing and administrative expenses with the revenue


                                    13 of 20
decline as well as the need for lower expenditures in these areas for the emerging Boundless Manufacturing business. Specific decreases are further explained below.

Sales and Marketing Expenses - The Company promotes its products and services using direct sales, media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs. Sales and marketing expenses decreased 69% to $582 (9% of revenue) for the quarter ended June 30, 2002 from $1,873 (13% of revenue) for the quarter ended June 30, 2001. Expenses for the first six months were $1,074 in 2002 versus $3,645 in 2001. This decrease was mainly due to a significant reduction in expenditures for marketing programs related to the Capio product line, which was sold in June 2001.

General and Administrative Expenses - General and administrative expenses decreased to $792 (12% of revenue), from $1,741 (12% of revenue) for the three months ended June 30, 2002 and 2001, respectively. Expenses for the six-month period ended June 30 2002, were $1,611 versus $3,588 in 2001. The elimination of goodwill amortization in accordance with SFAS 142 accounted for $932 of the decrease from the six-month period in 2001. Employee compensation and travel reductions accounted for $915 of the year-to-year reductions.

Research and Development Expenses - Research and development expenses for the second quarter decreased to $244 in 2002 from $352 in 2001. For the six-month period ended June 30, 2002 expenses were $551 compared to $753 in 2001. Research and development efforts relate primarily to cost reduction activity associated with the Company's General Display Terminals and to product design activities for customers of Boundless Manufacturing.

Other operating charges- In the quarter ended June 30, 2002, the Company recorded a charge of $778 for the impairment of long-lived assets, specific to the relocation of Florida manufacturing to New York.

Interest Expense, net - Interest expense, net for the quarter ended June 30, 2002 was $303 compared to $448 for the comparable period in 2001. Interest expense, net for the six months was $647 in 2001 versus $874 in 2001. This year-to-year decline is due to reductions in outstanding debt.

Net gain on the restructuring of payables - For the quarter ended June 30, 2002, the Company recorded a credit of $4,515 for gains on the restructuring of troubled debt. As part of the restructuring of the debt, the Company reached agreement with its unsecured creditors representing approximately $10,235 of debt which requires the Company to make cash payments totaling approximately $2,881 and to issue shares of Preferred Stock with a stated value of approximately $3,115. The cash payments are scheduled as follows: during calendar year 2002 - $1,439; 2003 - $585; 2004 - $644; 2005 - $143; and 2006 -
$70. The Company is continuing to negotiate with other unsecured creditors to restructure its obligations to them.

Loss From Discontinued Operations- During the first quarter, 2001 the Company recorded a loss of $2,466, relating to the Company's decision to discontinue the operations of Merinta.

Income Tax Expense - For the second quarter of 2002, the Company did not record an income tax expense against the recorded profit before income taxes of $1,248. As of June 30, 2002, the Company had not utilized all its available net operating losses. As a result of uncertainties as to whether the related future tax benefits will be realized, the Company has provided for a 100% valuation allowance against the deferred tax assets attributable to these losses.

Net Income (Loss)- For the quarter ended June 30, 2002, the Company recorded net income of $1,248, compared to a net loss of $1,585 for the quarter ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.

As of June 30, 2002 the Company had a working capital deficiency of $5,081 as compared to a deficiency of $16,473 at December 31, 2001. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

As of June 27, 2002, we entered into agreements with our then secured lenders (the "Prior Lenders") to terminate our revolving credit facility (which we have been calling our Chase Credit Line) and to release their liens on our personal property. At the same time, we entered into another secured revolving credit facility (the "CIT Credit Line") with The CIT Group/Business Credit, Inc. ("CIT") pursuant to which CIT was granted a lien on all of our personal property and was pledged substantially all of the outstanding capital stock


                                    14 of 20
of our subsidiaries.

In general, the CIT Credit Line permits us to borrow up to (a) 85% of our eligible accounts receivable, plus (b) the lesser of (i) 10% of our eligible inventory, (ii) 85% of our appraised inventory liquidation value or (iii) $2,000 less (c) $880 (which amount was subsequently reduced to $500 upon completing the sale of the Company's machinery and equipment located in its Boca Raton facility). Under the CIT Credit Line, the annual interest rate is 1-1/2% above the prime rate announced by JPMorgan Chase Bank and we are required to pay interest on a minimum of $2,000 even though our actual borrowings may be less than $2,000. We are responsible for certain fees for unused credit and early termination of the facility. The maximum availability under the CIT Credit Line is $8,500 and the term of the facility is three years, subject to annual renewals thereafter.

The Company is highly leveraged. As of June 30, 2002, the Company had negative tangible net worth of $6,997 and total liabilities of $23,401. The Company's liabilities at June 30, 2002 included the CIT Credit Line in the amount of $754 plus interest maturing June 26, 2006, a ten-year promissory note in the amount of $5,870 which requires monthly principal and interest payments through July 1, 2009, term notes ("Term Notes") totaling $2,950 and capital leases in the amount of $1,465 which require monthly payments plus interest through February 2006.

In return for the termination of the Chase Credit Line, the Company issued the Term Notes to the Prior Lenders in the aggregate principal amount of $2,950, of which $2,570 is secured by a second mortgage on the Company's Hauppauge, New York, facility and $380 was required to be paid on the earlier of the 90th day after the date of the Term Notes or upon the completion of the sale of certain machinery, equipment and assets relating to printed circuit board assembly located in the Company's Boca Raton, Florida, facility. The Company completed the sale July 19, 2002, and paid the Prior Lenders $380.

Only payments for interest, at the rate of 5% per annum, are required to be made on the Term Notes until the earlier of April 1, 2003 or the date on which we receive equity capital investments of at least $2,000. Thereafter, we are required to pay off the Term Notes by making 51 consecutive monthly payments of principal and interest based on a 60-month amortization schedule, except that the 51st payment will include the balance due on the Term Notes.

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

Net cash provided by operating activities for the six months ended June 30, 2002 was $3,611 attributable to a gain on debt settlements of $1,555, a gain on preferred stock of $2,960, non-cash expenses of 1,899, a reduction in accounts receivable of $5,869 and a reduction of inventories of $4,613. This increase in cash was offset by a reduction of accounts payable and accrued liabilities of $4,457 and an increase in other assets of $88. Net cash used in investing activities was comprised of capital expenditures of $124. Net cash used in financing activities included repayment on the Company's revolving loans in the amount of $3,419 and payments on other loans in the amount of $370.

Impact of Inflation - The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

Factors That Could Affect Future Results

Competition. The Company encounters aggressive competition in all areas of its business. The Company has numerous competitors, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short. To remain competitive, the Company must be able to develop new products and periodically enhance its existing products. In particular, the Company anticipates that it will have to continue to lower the prices of many of its products to stay competitive and effectively manage


                                    15 of 20
financial returns with resulting reduced gross margins. In some of the Company's markets, it may not be able to compete successfully against current and future competitors, and the competitive pressures it faces could harm its business and prospects.

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


                                    16 of 20

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


                                    17 of 20

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At June 30, 2002 the Company had in place an interest rate swap agreement in the amount of $1,222,000 at an effective interest rate of 8.7%. The swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the Company's Revolving Loan.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2002 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

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


                                    18 of 20

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On June 27, 2002, the Company entered into an agreement with its then secured lenders to terminate its revolving line of credit (the "Chase Credit Line"). In return for termination of the Chase Credit Line, the Company, amongst other consideration, agreed to issue 750,000 shares of its common stock and shares of its newly-created convertible preferred stock (the "Preferred Stock") with a stated value of $1,250,000. The Company has agreed to register under the Securities Act of 1933 such common stock and the shares into which the Preferred Stock may be converted. The lenders have certain anti-dilution protection for their shares of common stock. The Preferred Stock may be converted after the first anniversary of their issuance into shares of the Company's common stock at $3.00 per share and, unless sooner converted into common stock, must be redeemed by the Company on June 30, 2012 for their stated value.

During the second quarter of 2002, and as part of the restructuring of the Company's debt, the Company reached agreement with its unsecured creditors representing approximately $10,234,965 of debt which requires the Company to make cash payments totaling approximately $2,881 and to issue shares of Preferred Stock with a stated value of approximately $3,115. The Preferred Stock may be converted after the first anniversary of their issuance into shares of the Company's common stock at $3.00 per share and, unless sooner converted into common stock, must be redeemed by the Company on June 30, 2012 for their stated value.

If all of such Preferred Stock, including the Preferred Stock which the Company is required to issue to the lenders, are converted, the Company would be required to issue approximately 1,455,073 shares of its common stock, subject to adjustment.

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

99.1: Certificate of Boundless Corporation Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On July 10, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing that the Company had, on June 27, 2002, entered into with its then secured lenders an agreement to terminate its revolving credit facility and to release their liens on the Company's personal property. At the same time, the Company entered into another secured revolving credit facility (the "CIT Credit Line") with The CIT Group/Business Credit, Inc. ("CIT") pursuant to which CIT was granted a lien on all of our personal property and was pledged substantially all of the outstanding capital stock of our subsidiaries.


                                    19 of 20

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002


Boundless Corporation


By: /s/Joseph Gardner
________________________________________
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)


                                    20 of 20