Form 10-Q
period 2002-09-30
BOUNDLESS CORP
filed 2002-11-14
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

Yes  |X|   No  |_|

As of September 30, 2002, the Registrant had approximately 6,705,613 shares of Common Stock, $.01 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
   December 31, 2001.....................................................     3

Consolidated Statements of Operations  (unaudited)
   for the three and nine months ended September 30, 2002 and 2001.......     4

Consolidated Statements of Cash Flows (unaudited)
   for the nine months ended September 30, 2002 and 2001.................     5

Notes to Consolidated Financial Statements (unaudited)...................     6


                                    2 of 22

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 September 30,    December 31,
                                                     2002             2002
                                                 ------------    ------------
Current assets:                                   (unaudited)
   Cash and cash equivalents .................   $        177    $         25
   Trade accounts receivable, net ............          3,815          10,053
   Income tax refund .........................             11              13
   Inventories ...............................          3,108           8,073
   Prepaid expenses and other
      Current assets .........................            267             580
                                                 ------------    ------------
      Total current assets ...................          7,378          18,744
Property and equipment, net ..................          8,725          10,993
Goodwill, net ................................          3,187           3,187
Other assets .................................            614             291
                                                 ------------    ------------
                                                 $     19,904    $     33,215
                                                 ============    ============
 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt .........         $1,790    $     15,362
   Accounts payable ..........................          7,042          15,355
   Convertible notes payable .................            965              --
   Accrued salaries ..........................            927           1,430
   Accrued warranty ..........................            689             645
   Accrued marketing programs ................             30             100
   Other accrued current liabilities .........          2,113           2,015
   Deferred revenue ..........................            250             310
                                                 ------------    ------------
      Total current liabilities ..............         13,806          35,217
                                                 ------------    ------------
Long-term liabilities:
   Long-term debt, less current maturities ...          9,181             833
   Other .....................................            250           1,308
                                                 ------------    ------------
      Total long-term liabilities ............          9,431           2,141
                                                 ------------    ------------
      Total liabilities ......................         23,237          37,358

Mandatorily redeemable preferred stock .......          1,480              --

Stockholders' deficit:
   Common stock ..............................             67              57
   Additional paid-in capital ................         35,844          35,280
   Accumulated deficit .......................        (40,712)        (39,339)
   Accumulated other comprehensive loss ......            (12)           (141)
                                                 ------------    ------------
      Total stockholders' deficit ............         (4,813)         (4,143)
                                                 ------------    ------------
                                                 $     19,904    $     33,215
                                                 ============    ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    3 of 22

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Nine Months                  Three Months
                                                     Ended                        Ended
                                                 September 30,                September 30,
                                            ----------------------------------------------------
                                              2002           2001           2002          2001
                                            --------       --------       --------      --------
                                                   (unaudited)                  (unaudited)
Revenue ...............................     $ 21,930       $ 45,960       $  5,186      $ 18,074
Cost of revenue .......................       21,749         40,901          5,211        15,605
                                            --------       --------       --------      --------
           Gross margin (loss) ........          181          5,059            (25)        2,469
                                            --------       --------       --------      --------
Operating expenses:
   Sales and marketing ................        1,421          4,813            347         1,168
   General and administrative .........        2,311          5,137            700         1,549
   Research and development ...........          815          1,080            264           327
   Other (credits) charges ............          484         (2,097)           (64)         (332)
                                            --------       --------       --------      --------
       Total operating expenses .......        5,031         8,933          1,247          2,712
                                            --------       --------       --------      --------
            Operating (loss) ..........       (4,850)        (3,874)        (1,272)         (243)
   Interest expense, net ..............          964          1,210            317           336
   Net gain on the restructuring
     of payables ......................       (4,515)            --             --            --
                                            --------       --------       --------      --------
Loss before income taxes ..............       (1,299)        (5,084)        (1,589)         (579)
Income tax (credit) ...................           --           (803)            --          (803)
Income (loss) before discontinued
     operations .......................       (1,299)        (4,281)        (1,589)          224
                                            --------       --------       --------      --------
Loss from operations of
     discontinued subsidiary ..........           --         (2,466)            --            --
Gain on disposal of
     subsidiary .......................           --            316             --           316
                                            --------       --------       --------      --------
   Gain (loss) from
     discontinued operations ..........           --         (2,150)            --           316
                                            --------       --------       --------      --------
Net income (loss) .....................       (1,299)        (6,431)        (1,589)          540
                                            --------       --------       --------      --------
Accretion of preferred stock ..........           74             --             74            --
Net income (loss) available
    to common stockholders ............     $ (1,373)      $ (6,431)      $ (1,663)     $    540
                                            ========       ========       ========      ========
Weighted average common
    shares outstanding ................        6,365          5,022          6,488         5,087
                                            ========       ========       ========      ========
Basic net income  (loss)
     per common share:
     Continuing operations ............        (0.22)         (0.85)         (0.26)         0.04
     Discontinued operations ..........           --          (0.43)            --          0.06
                                            ========       ========       ========      ========
Basic net income (loss)
     per common share .................     $  (0.22)      $  (1.28)      $  (0.26)     $   0.10
                                            ========       ========       ========      ========
Weighted average dilutive
     shares outstanding ...............        6,365          5,022          6,488         5,087
                                            ========       ========       ========      ========
Diluted net income
     (loss) per common share:
   Continuing operations ..............        (0.22)         (0.85)         (0.26)         0.04
   Discontinued operations - ..........                       (0.43)            --          0.06
                                            --------       --------       --------      --------
Diluted net income (loss)
     per common share .................     $  (0.22)      $  (1.28)      $  (0.26)     $   0.10
                                            ========       ========       ========      ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    4 OF 22

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                     For The Nine Months Ended September 30,

                                                                         2002           2001
                                                                        -------        -------
                                                                      (unaudited)    (unaudited)
Cash flows from operating activities:
   Net income (loss) ................................................   $(1,373)       $(6,431)
   Adjustments to reconcile net (loss) to net cash provided by
    (used in) operating activities:
      Loss from discontinued operations .............................        --          2,150
      Net (gain) on the restructuring of payables ...................    (4,515)            --
      Depreciation and amortization .................................     1,332          2,708
      Loss on the write down of debt financing costs ................        98             --
      (Gain) loss on the disposition or writedown of assets .........       708         (1,475)
      Deferred revenue ..............................................       (60)             3
      Provision for doubtful accounts ...............................       126            609
      Provision (credit) for excess and obsolete inventory ..........       (50)            97
   Changes in assets and liabilities:
      Trade accounts receivable .....................................     6,113         (1,348)
      Income tax refunds ............................................         2              7
      Inventories ...................................................     5,014            607
      Other assets ..................................................       300            185
      Accounts payable and accrued expenses .........................    (2,756)         3,390
      Net change in assets and liabilities of
        discontinued operations                                              --         (5,155)
                                                                        -------        -------
Net cash provided by (used in) operating activities .................     4,939         (4,653)
                                                                        -------        -------
Cash flows from investing activities:
   Capital expenditures .............................................      (124)          (337)
   Proceeds from the sale of assets .................................       440          1,600
                                                                        -------        -------
Net cash provided by  investing activities ..........................       316          1,263
                                                                        -------        -------
Cash flows from financing activities:
   Net proceeds from issuance of debt ...............................       860            738
   Payments on loans payable and capital leases .....................    (6,199)        (2,208)
   Proceeds from issuance of common stock ...........................       162          1,189
                                                                        -------        -------
Net cash (used in) financing activities .............................    (5,177)          (281)
                                                                        -------        -------
Net increase (decrease) in cash and cash equivalents ................        78         (3,671)
Cash and cash equivalents at beginning of year ......................        25          3,697
                                                                        -------        -------
Cash and cash equivalents at end of period ..........................   $   103        $    26
                                                                        =======        =======
Non-cash transactions:
   Equipment acquisitions funded through debt .......................   $    16        $   267
   Common stock issued in exchange for debt .........................       412
   Manditorily redeemable preferred stock issued in exchange for debt     1,406
Cash paid for:
   Interest .........................................................       739          1,045
   Taxes ............................................................         5             16

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    5 of 22

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

1.    Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described herein. The audit opinion included in the December 31, 2001 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

2.    Background

Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries- Boundless Technologies, Inc. ("Boundless Technologies")and Boundless Manufacturing Services, Inc. ("Boundless Manufacturing") - is a provider of text terminals and manufacturing services.

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

Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of September 30, 2002, the Company owned approximately 75% of the outstanding shares of common stock of this subsidiary. Boundless Manufacturing is utilizing the Company's state-of-the-art ISO 9002 certified manufacturing facilities in Hauppauge, NY, and may acquire additional manufacturing facilities as the business expands. Services include supply chain optimization, global supply base management, PCBA assembly and test, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in Chicago, Atlanta, Los Angeles and The Netherlands.

Boundless Manufacturing is focused on delivering a level of service and commitment, to both middle-market OEMs, and start-up companies, that is currently only available to top tier customers from the larger EMS companies. Boundless Manufacturing will develop relationships with those OEMs and original design manufacturers ("ODMs") whose supply chains can be completed or complemented by the company's unique capabilities, and diversify revenue risk by winning customers in several vertical markets including data storage, public and premise telco, office technology products, industrial controls and custom or embedded "PC" applications.

On May 11, 2001, management decided to discontinue Merinta, Inc.("Merinta"), a subsidiary that provided software for the Internet appliances market. See Note 10.


                                    6 of 22

3.      Going Concern Considerations and Management's Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations, has a working capital deficit totaling approximately $6 million and it requires new financing to meet its current cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern, unless management's plans are affected in a timely manner. Management believes that the following actions, in addition to profitable growth of the Company's operating subsidiaries, will afford the Company the ability to fund its daily operations and service its remaining debt obligations. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining the cash required.

The primary issues management will focus on in the immediate future to address this matter include:

o The continual negotiation of material contracts for the sale of its manufacturing services to customers which management believes will provide additional liquidity for operations. There can be no assurances that these contracts will materialize.

o The reduction of operating expenses associated with the Company's Hauppauge manufacturing facility. The Company has entered into an agreement with a real estate firm to assist the company to either lease excess space in this facility or arrange a transaction involving the sale or sale/leaseback of the facility.

o Continue negotiating with the Company's unsecured creditors a restructuring of the Company's debt to settle our debt to each of them in one of three ways: (1) creditors who meet certain investor eligibility requirements can receive shares of our convertible preferred stock with a stated value equal to the face amount of the debt, or (2) any creditor can receive cash payment of a percentage of the amount of the debt, with payment over a 120-day period, or (3) creditors who are owed $10 or less (and those who voluntarily reduce their claim to $10) can receive an amount equal to a certain higher percentage of their claim. There are no assurances that management will be successful in negotiating with its remaining creditors or raising sufficient capital to continue as a going concern. The Company reached agreement with its unsecured creditors representing approximately $10,235 of debt which requires the Company to make cash payments totaling approximately $2,881 and to issue shares of Preferred Stock with a stated value of approximately $3,115. The cash payments are scheduled as follows: during calendar year 2002 - $1,439; 2003 - $585; 2004 - $644; 2005 - $143; and 2006 - $70.

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

4.       Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. The major components of inventories are as follows:

                                                         September, 30     December 31,
                                                             2002              2001
                                                         -------------    -------------
Raw materials and purchased components ..............    $       2,168    $       6,329
Finished goods ......................................              123              952
Service parts .......................................              817              792
                                                         -------------    -------------
Total inventories ......... .........................    $       3,108    $       8,073
                                                         =============    =============

5.        Mandatorily Redeemable Preferred Stock

During the second quarter ended June 30, 2002, the Company issued mandatorily redeemable convertible preferred stock (the "Preferred Stock"), in the face amount of $4,365, as


                                    7 of 22
partial payment to our former lenders for removing the lien on our assets and to certain vendors as settlement against the Company's trade payables. The Company retained the services of an independent firm to determine the fair value of the Preferred Stock for purposes of recording the transactions on the Company's book of records.

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

The Debt Portion was valued at $1,078 using the discounted future cash flow method. The future cash flow from the debt portion is equal to the redemption value of the face amount of the Preferred Stock, $4,365 in June 2012, discounted at a discount rate of 15%.

The combination of the Debt Portion and warrant provided for an estimated value of the Preferred Stock of $1,406, resulting in the Company's recognizing a gain on the settlement of troubled debt of $2,960 in the second quarter ended June 30, 2002. Assuming none of the holders of the Preferred Stock convert to Common Stock of Boundless Corporation, the Company will be required to record a charge to earnings available to common stockholders over the ten-year redemption period such that the carrying value of the Preferred Stock equals its face value at the time of redemption. The difference between the carrying value of the preferred stock and its face value will be accreted, treated as a dividend and charged to earnings available to common stockholders over the ten-year redemption period unless conversion occurs, in which case accretion terminates at that point.

As of September 30, 2002, $74 was accreted and charged to earnings available to common stockholders.

6.      Stockholders' Deficit

At September 30, 2002 and December 31, 2001 stockholders' deficit consisted of the following:

                                               September, 30      December 31,
                                                   2002               2001
                                               -------------      ------------
Common stock, $0.01 par value,
  25,000,000 shares authorized,
  6,705,613 and 5,688,037 shares
  issued at September 30, 2002 and
  December 31, 2001, respectively .......       $        67       $        57
Additional paid-in capital ..............            35,844            35,280
Accumulated deficit .....................           (40,712)          (39,339)
Accumulated other comprehensive loss .....              (12)             (141)
                                                -----------       -----------
   Total stockholders' deficit ..........       $    (4,813)      $    (4,143)
                                                ===========       ===========

7.      Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the third quarter ended September 30, 2002 and 2001, sales to three major OEMs as a percentage of total revenues were 39% and 63%, respectively.

8.      Business Segments

The Company's manufacturing is conducted at its New York facility and its sales force operates from five geographically dispersed locations in the United States and the United Kingdom.

Operating segments are identified as components of an enterprise about which separate


                                    8 of 22
financial information is available for evaluation by its decision making group. In line with the formation of its two new subsidiaries, effective in 2000 the Company began managing its operations and reporting its financial results as three business segments. However, due to the decision to discontinue Merinta (see Note 10), only two continuing business segments remain. The results of the reportable segments are derived from Boundless' management reporting system. These results are based on the Company's method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. These results are used to evaluate the performance of each segment and determine the appropriate resource allocation mix.

Information for the current and prior year by business segment is presented below (in thousands):


                                    9 of 22

                                                                                     Boundless
Three Months Ended                                                                 Technologies/     Boundless
September 30, 2002                                    Total       Eliminations         Corp.       Manufacturing
-------------------------------------------------   --------      -----------      ------------    -------------
Customer Revenue ................................   $  5,186                        $    3,241       $    1,945
Intercompany Revenue ............................                  $   (2,129)                            2,129
                                                    --------       ----------       ----------       ----------
Total Revenue ...................................   $  5,186       $   (2,129)      $    3,241       $    4,074
                                                    ========       ==========       ==========       ==========
Gross Margin (loss) .............................   $    (25)      $      (23)      $      903       $     (905)
                                                    ========       ==========       ==========       ==========
Gross Margin percent ............................      -0.5%                              27.9%           -22.2%
                                                    --------                        ----------       ----------
Operating income (loss) .........................   $ (1,272)                       $      394       $   (1,666)
                                                    ========                        ==========       ==========
                                                                                    Boundless
Three Months Ended                                                                 Technologies/     Boundless
September 30, 2001                                    Total       Eliminations         Corp.       Manufacturing
-------------------------------------------------   --------      -----------      ------------    -------------
Customer Revenue ................................   $ 18,074                        $    7,384       $   10,690
Intercompany Revenue ............................                  $   (5,292)                            5,292
                                                    --------       ----------       ----------       ----------
Total Revenue ...................................   $ 18,074       $   (5,292)      $    7,384       $   15,982
                                                    ========       ==========       ==========       ==========
Gross Margin (loss) .............................   $  2,469       $     (187)      $    2,131       $      525
                                                    ========       ==========       ==========       ==========
Gross Margin percent ............................       13.7%                             28.9%             3.3%
                                                    --------                        ----------       ----------
Operating income (loss) .........................   $   (243)                       $      756       $     (999)
                                                    ========                        ==========       ==========
                                                                                    Boundless
Nine Months Ended                                                                  Technologies/     Boundless
September 30, 2002                                    Total       Eliminations         Corp.       Manufacturing
-------------------------------------------------   --------      -----------      ------------    -------------
Customer Revenue ................................   $ 21,930                        $   13,549       $    8,381
Intercompany Revenue ............................                  $   (9,485)                            9,485
                                                    --------       ----------       ----------       ----------
Total Revenue ...................................   $ 21,930       $   (9,485)      $   13,549       $   17,866
                                                    ========       ==========       ==========       ==========
Gross Margin (loss) .............................   $    181       $     (355)      $    3,500       $   (2,964)
                                                    ========       ==========       ==========       ==========
Gross Margin percent ............................        0.8%                             25.8%           -16.6%
                                                    --------                        ----------       ----------
Operating income (loss) .........................   $ (4,850)                       $    1,379       $   (6,229)
                                                    ========                        ==========       ==========
 Total assets by business segment ...............   $ 19,904                        $   12,867       $    7,037
                                                    ========                        ==========       ==========
                                                                                    Boundless
Nine Months Ended                                                                  Technologies/     Boundless
September 30, 2001                                    Total       Eliminations         Corp.       Manufacturing
-------------------------------------------------   --------      -----------      ------------    -------------
Customer Revenue ................................   $ 45,960                        $   25,657       $   20,303
Intercompany Revenue ............................         --       $  (18,586)                           18,586
                                                    --------       ----------       ----------       ----------
Total Revenue ...................................   $ 45,960       $  (18,586)      $   25,657       $   38,889
                                                    ========       ==========       ==========       ==========
Gross Margin ....................................   $  5,059       $     (886)      $    5,870       $       75
                                                    ========       ==========       ==========       ==========
Gross Margin percent ............................       11.0%                             22.9%             0.2%
                                                    --------                        ----------       ----------
Operating income (loss) .........................   $ (3,874)                       $      785       $   (4,659)
                                                    ========                        ==========       ==========
 Total assets by business segment ...............   $ 36,525                        $   14,564       $   21,961
                                                    ========                        ==========       ==========

Pertinent financial data by major geographic segments for the third quarter ended September 30, 2002 and 2001 are:


                                    10 OF 22

                                               September, 30   September, 30
                                                   2002            2001
                                                ----------      ----------
Net sales to unaffiliated customers:
United States ............................      $    4,038      $   15,301
United Kingdom ...........................             183           1,217
Other European countries..................             903           1,314
Other foreign countries...................              62             242
                                                ----------      ----------
Total sales ..............................      $    5,186      $   18,074
                                                ==========      ==========

9.       Comprehensive Income

Effective January 1, 2001, the Company adopted FAS 133 which requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value.

The Company uses interest rate swaps to hedge a portion of total debt that is subject to variable interest rates and designates these instruments as cash flow hedges. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts, net of related income tax effect, are recorded as a component of accumulated other comprehensive income (loss). The Company does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by the Company as of September 30, 2002. The fair value of interest rate swap contracts are determined based on the discounted estimated cash flows derived from the forward yield curve at the inception of the swap versus the forward yield curve at the end of the reporting period.

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

The adoption of FAS 133 at January 1, 2001, resulted in recording $30 in accumulated other comprehensive loss for the cumulative effect of the accounting change. As of September 30, 2002, the Company had one interest rate swap contract remaining, having a nominal principal amount of $916 with a maturity date of March 2003. The aggregate fair market value of all interest rate swap contracts was ($12) on September 30, 2002 and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company's comprehensive income (loss) for the third quarter and first nine months of 2002 and 2001 is as follows:

                                                  Nine Months           Three Months
                                                     Ended                 Ended
                                                  September 30,         September 30,
                                               ------------------    ------------------
                                                 2002       2001       2002       2001
                                               -------    -------    -------    -------
Net income (loss) .........................    $(1,299)   $(6,431)   $(1,589)   $   540
Other comprehensive income (loss):
   Cumulative effect of adoption
     of FAS 133 ...........................         --        (30)        --         --
   Cash flow hedges .......................        129        (98)        11        (21)
                                               -------    -------    -------    -------
      Other comprehensive income (loss): ..        129       (128)        11        (21)
                                               -------    -------    -------    -------
Total comprehensive income (loss) .........    $(1,170)   $(6,559)   $(1,578)   $   519
                                               =======    =======    =======    =======

10.      Discontinued Operations

On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following an investment by National Semiconductor in Merinta, the Company was prohibited, under its then existing credit facility, from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, the cash generated from operations was not sufficient to cover its operating needs and the Company was not successful in raising additional equity investments to supplement the proceeds from National Semiconductor. The loss from discontinued operations for the period January 1 through September 30, 2001 was $2,150.


                                    11 of 22

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

12.     Recent Accounting Pronouncements

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" in the first quarter of 2002. Effective January 1, 2002, the Company ceased amortization of goodwill resulting in a decrease of $1,398 in amortization for the nine months ended September 30, 2002, compared to the same period in 2001. Instead of amortizing goodwill over a fixed period of time, the Company will measure the fair value of the acquired business at least annually to determine if goodwill has been impaired. The Company has completed the first step of the goodwill impairment test, having determined the fair value of the reporting unit, as defined by SFAS 142, and compared it to the carrying value of its allocated net assets. The Company used the present value of projected future cash flows to estimate the fair value of the assets. The Company has determined there had been no goodwill impairment as of January 1, 2002 or as of September 30, 2002.

The following schedule presents net income, basic earnings per share and diluted earnings per share, exclusive of goodwill amortization expense for the periods in which the standard had not been adopted.


                                              Nine Months Ended     Three Months Ended
                                              September 30, 2001    September 30, 2001
                                              ------------------    ------------------
Reported net loss .........................     $      (6,431)        $         540
add back:  goodwill amortization ..........             1,398                   466
                                                -------------         -------------
Adjusted  net loss ........................     $      (5,033)        $       1,006
                                                =============         =============

Basic earnings per share:
   Reported net loss ......................     $       (1.28)        $        0.10
   Goodwill amortization ..................              0.28                  0.07
                                                -------------         -------------
Adjusted  net loss per common share .......     $       (1.00)        $        0.17
                                                =============         =============
Diluted  earnings per share:
   Reported net loss ......................     $       (1.28)        $        0.10
   Goodwill amortization ..................              0.28                  0.07
                                                -------------         -------------
Adjusted diluted net loss per common share      $       (1.00)        $        0.17
                                                =============         =============

In October 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. In June 2002, the Company recorded an expense of $778 for the impairment of the carrying value of machinery and equipment, which was sold in July 2002, upon closing of the Florida manufacturing facility. The actual loss incurred upon disposal in July was $708, resulting in a third quarter recovery of $70.

On April 30, 2002 the Financial Accounting Standards Board issued SFAS No. 145,"Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections". Among other provisions, SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. The applicable provisions of SFAS 145 are not effective until the Company's fiscal year end 2003. However, the Company has elected early adoption, and therefore, has reclassified gains on early extinguishment of debt and the related taxes to other income.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to

                                    12 of 22
restructurings initiated after 2002, since commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

For the Three and Nine Month Periods Ending September 30, 2002

Revenue - Revenue for the quarter ended September 30, 2002, was $5,186 as compared to $18,074 for the quarter ended September 30, 2001. Revenue for the nine months ended September 30, 2002 was $21,930 versus $45,960 for 2001.

Sales of the Company's General Display Terminals declined 58% to $3,212 for the quarter ended September 30, 2002 from $7,636 for the quarter ended September 30, 2001. On a year-to-year basis, revenue for General Display Terminals declined 40% to $13,470 from $22,474 in year 2001. The Company believes demand for General Display Terminals will continue to decline at a rate of approximately 30% annually. The larger decline experienced by the Company in the current quarter is a result of material shortages resulting from the Company's tight cash position. Backlog for the Company's General Display Terminals as of September 30, 2002, was approximately $4,000.

Revenues for the quarter ended September 30, 2002, from Boundless Manufacturing were $1,945, excluding intercompany revenue, as compared to $10,690 for the quarter ended September 30, 2001. Revenue for the nine-month period for Boundless Manufacturing was $8,381 in 2002 versus $20,303 for the comparable period in 2001. Sales to Comdial Corporation were $1,119 in the quarter ended September 30, 2002, as compared to sales of $7,239 in the quarter ended September 30, 2001. To diversify its risk, Boundless began to sub-contract Comdial's production requirements during the third quarter. Since the sub-contract model implemented by Boundless was effective, and in consideration of Comdial's business decline and both companies' financial position, Boundless and Comdial have worked together to move Comdial's business from Boundless directly to these second-source manufacturing relationships. This will eliminate the need for Boundless to fund the Comdial supply chain for which the cash cycle had become quite extended over the past year. Boundless' revenue from Comdial will end during the fourth quarter of 2002 as the relationship is transitioned. At its current levels, the Comdial business was not contributing profit to the Company.

In addition, the revenue decline for the third quarter was impacted by the shutdown of the Boca Raton facility in July 2002, which caused a disruption of printed circuit board assembly as it transitioned to the New York facility. Some revenue decline is also attributable to the effects of the economic downturn, particularly with respect to its impact on the telecommunications industry, an industry segment from which the Company had previously recorded a substantial portion of its revenue.

Net revenue from the Company's repairs and spare parts business for the quarter ended September 30, 2002 was $435 as compared to $499 for the quarter ended September 30, 2001.

Comdial and Hewlett Packard were the most significant customers for the Company's products, accounting for 22% and 16% of revenue respectively, for the quarter ended September 30, 2002.

Gross Margin - Gross margin for the three and nine months ended September 30, 2002 were $(25) and $181 respectively, as compared to gross margins of $2,469 and $5,059 for the comparable periods in 2001. The decrease in gross margin is primarily attributable to the decline in the General Display Terminals revenue, which yields higher profit margins than Boundless Manufacturing. In addition, excess capacity at the Company's manufacturing


                                    13 of 22
facilities resulted in under-absorbed overhead expenses of $2,535, or 12% of revenue for the first nine months of 2002. For the quarter ended September 30, 2002, under-absorbed overhead expenses were $1,078.

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

Total Operating Expenses - For the quarter ended September 30, 2002, operating expenses decreased 54% to $1,247 (24% of revenue), compared to expenses for the third quarter of 2001 of $2,712 (15% of revenue). For the nine months ended September 30, 2002, operating expenses were $5,031 compared to expenses in the comparable period in 2001 of $ 8,933. This decrease is attributable to the Company's aggressive efforts to align sales, marketing and administrative expenses with the revenue decline as well as the need for lower expenditures in these areas for the emerging Boundless Manufacturing business. Specific decreases are further explained below.

Sales and Marketing Expenses - The Company promotes its products and services using direct sales, media advertising, direct mail, telemarketing, public relations and cooperative channel marketing programs. Sales and marketing expenses decreased 70% to $347 (7% of revenue) for the quarter ended September 30, 2002 from $1,168 (6% of revenue) for the quarter ended September 30, 2001. Expenses for the first nine months were $1,421 in 2002 versus $4,813 in 2001. This decrease was mainly due to a significant reduction in expenditures, including personnel, for marketing programs related to the Capio product line, which was sold in June 2001. In addition, improvement in customer accounts receivable collections resulted in a year-to-year reduction in allowances for doubtful accounts of $299.

General and Administrative Expenses - General and administrative expenses decreased to $700 (13% of revenue), from $1,549 (9% of revenue) for the three months ended September 30, 2002 and 2001, respectively. Expenses for the nine-month period ended September 30, 2002, were $2,311 versus $5,137 in 2001. The elimination of goodwill amortization in accordance with SFAS 142 accounted for $1,398 of the decrease from the nine-month period in 2001. Employee compensation and travel reductions accounted for $1,220 of the year-to-year reductions.

Research and Development Expenses - Research and development expenses for the third quarter decreased to $264 in 2002 from $327 in 2001. For the nine-month period ended September 30, 2002 expenses were $815 compared to $1,080 in 2001. Research and development efforts relate primarily to customer support and cost reduction activity associated with the Company's General Display Terminals and to product design activities for customers of Boundless Manufacturing.

Interest Expense, net - Interest expense, net for the quarter ended September 30, 2002 was $317 compared to $336 for the comparable period in 2001. Interest expense, net for the nine months was $964 in 2002 versus $1,210 in 2001. This year-to-year decline is due to reductions in outstanding debt under its credit facility.

Net gain on the restructuring of payables - In the second quarter of 2002, the Company recorded a credit of $4,515 for gains on the restructuring of troubled debt.

Loss From Discontinued Operations- During the first quarter, 2001 the Company recorded a loss of $2,466, relating to the Company's decision to discontinue the operations of Merinta. In the third quarter of 2001, a gain on disposal of $316 was recorded, resulting in a net loss from discontinued operations of $2,150.

Income Tax Expense - For the third quarter of 2002, the Company did not record an income tax credit against the recorded loss before income taxes of $1,589. As of September 30, 2002, the Company had not utilized all its available net operating losses. As a result of uncertainties as to whether the related future tax benefits will be realized, the Company has provided for a 100% valuation allowance against the deferred tax assets attributable to these losses.

Net Income (Loss)- For the quarter ended September 30, 2002, the Company recorded a net loss of $1,589, compared to net income of $540 for the quarter ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the Notes to Consolidated Financial Statements.


                                    14 of 22

As of September 30, 2002 the Company had a working capital deficiency of $6,428 as compared to a deficiency of $16,473 at December 31, 2001. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

As of June 27, 2002, we entered into agreements with our then secured lenders ( the "Prior Lenders") to terminate our revolving credit facility (which we have been calling our Chase Credit Line) and to release their liens on our personal property. At the same time, we entered into another secured revolving credit facility (the "CIT Credit Line") with The CIT Group/Business Credit, Inc. ("CIT") pursuant to which CIT was granted a lien on all of our personal property and was pledged substantially all of the outstanding capital stock of our subsidiaries.

In general, the CIT Credit Line permits us to borrow up to (a) 85% of our eligible accounts receivable, plus (b) the lesser of (i) 10% of our eligible inventory, (ii) 85% of our appraised inventory liquidation value or (iii) $2,000 less (c) $880 (which amount was subsequently reduced to $500 upon completing, during July 2002, the sale of the Company's machinery and equipment located in its Boca Raton facility). Under the CIT Credit Line, the annual interest rate is 1-1/2% above the prime rate announced by JPMorgan Chase Bank and we are required to pay interest on a minimum of $2,000 even though our actual borrowings may be less than $2,000. We are responsible for certain fees for unused credit and early termination of the facility. The maximum availability under the CIT Credit Line is $8,500 and the term of the facility is three years, subject to annual renewals thereafter.

The Company is highly leveraged. As of September 30, 2002, the Company had negative tangible net worth of $8,574 and total liabilities of $23,237. The Company's liabilities at September 30, 2002 included the CIT Credit Line in the amount of $588 plus interest maturing June 26, 2006, a ten-year promissory note in the amount of $5,843` which requires monthly principal and interest payments through July 1, 2009, term notes ("Term Notes") totaling $2,570, capital leases in the amount of $1,219 which require monthly payments plus interest through February 2006 and short-term promissory notes in the amount of $750.

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

Boundless Technologies has an agreement with a commercial lender for a loan secured by a mortgage on the Boundless facility located in Hauppauge, NY. The loan, which is in the principal amount of $5,843 and carries a fixed interest rate of 7.75%, is being amortized over a 25-year period with a balloon payment due on July 1, 2009. The monthly payments are approximately $50. To induce the lender to make the loan, the Company executed and delivered a guaranty of Boundless' obligations to the lender.

In the event there is a further decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations or execute its business plan.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $5,013 attributable to a gain on debt settlements of $1,555, a gain on preferred stock of $2,960, non-cash expenses of $1,899, a reduction in accounts receivable of $6,113, a reduction of inventories of $5,014 and a reduction of other assets of $300. This increase in cash was offset by a reduction of accounts payable and accrued liabilities of $2,756. Net cash provided by investing activities was comprised of capital expenditures of $124 and proceeds from the sale of assets of $440. Net cash used in financing activities included repayment on the Company's revolving loans in the amount of $5,557 and payments on other loans in the amount of $642.

Impact of Inflation - The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

Factors That Could Affect Future Results

Competition. The Company encounters aggressive competition in all areas of its business. The Company has numerous competitors, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company competes


                                    15 of 22
primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. The EMS business in particular, has become increasingly price competitive with an increasing proportion of the market moving to low-cost production in areas such as Mexico and Mainland China. As the revenue mix switches from General Display Terminals to EMS and considering the margin pressure within the EMS market, there can be no assurance the Company can sustain a competitive price position.

New Products and Technological Change. Computer and technology industries are characterized by a rapid rate of product improvement, technological change and product obsolescence. Inventory management is critical to decreasing the risk of being adversely affected by obsolescence and there is no assurance that the Company's inventory management and flexible manufacturing systems will adequately protect against this risk.

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

Reliance on Suppliers. The Company's manufacturing operations depend on its suppliers' ability to deliver quality components and products in time for it to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain component parts as a result of strong demand in the industry for those parts. If shortages or delays persist, its operating results could suffer until other sources can be developed. In order to secure components for the production of new products, at times the Company makes advance payments to suppliers, or the Company may enter into non-cancelable purchase commitments with vendors. If the prices of these component parts then decrease after the Company has entered into binding price agreements, its earnings could suffer. Further, the Company may not be able to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations needed. Conversely, a temporary oversupply of these parts could also affect its operating results.

International. Sales outside the United States make up more than 10% of the Company's revenues. In addition, key suppliers are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety of international factors, including:


                                    16 of 22

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

Stock Price. Boundless' stock price, like that of other technology companies, can be volatile. Some of the factors that can affect its stock price are:

o The Company's, or a competitor's, announcement of new products, services or technological innovations,

o     Changes in the Company's working capital position,


                                    17 of 22

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility and long-term debt obligations. The Company manages this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. At September 30, 2002 the Company had in place an interest rate swap agreement in the amount of $916,000 at an effective interest rate of 8.6%. The swap agreement is intended as an effective hedge to interest rate changes against the outstanding balance of the Company's Revolving Loan.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2002 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other


                                    18 of 22
factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


                                    19 of 22

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2002, the Company sold to nine individuals (the "Subscribers") 267,367 shares of unregistered Common Stock of the Company for proceeds of $162. Proceeds of the offering were used for general working capital purposes. The purchase price was calculated by taking the average closing price of the Common Stock on the American Stock Exchange during the five (5) consecutive trading days ending on the trading date immediately preceding the purchase date. In connection with this sale, the Company granted to the Subscribers warrants to purchase 267,367 shares of the Company's Common Stock. The warrants are exercisable at between $0.47 and $0.70 per share of Common Stock and expire on the fifth anniversary from the date of issuance.

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


                                    20 of 22

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

Boundless Corporation


By: /s/Joseph Gardner
--------------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)





CERTIFICATIONS

I, Joseph V. Joy, Jr., President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Boundless Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    21 of 22

Date: November 14, 2002


/s/ Joseph V. Joy, Jr.
----------------------
President and Chief Executive Officer

I, Joseph Gardner, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Boundless Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Joseph Gardner
----------------------
Chief Financial Officer




                                    22 of 22