Form 10-K
period 2003-12-31
BOUNDLESS CORP
filed 2005-09-06
CIK 837472

--------------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 2003

                         Commission File Number 0-17977

                              BOUNDLESS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                13-3469637
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     50 Engineers Lane Farmingdale, NY                      11735
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (631) 962-1500

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

                                 Yes |_| No |X|

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
                             to this Form 10-K. |_|

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                                 Yes |_| No |X|

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on June 30, 2004, is $0.

 As of August 31, 2005 the registrant had 6,705,613 shares of Common Stock, $.01 par value per share, outstanding.

       Boundless Corporation and Subsidiary Companies Report on Form 10-K
                      For the Year Ended December 31, 2003

                                                                                                          Page
                                                                                                          ----
                                     PART I
Item 1.  Business                                                                                          2
Item 2.  Properties                                                                                        15
Item 3.  Legal Proceedings                                                                                 15
Item 4.  Submission of Matters to a Vote of Security Holders                                               16

                                     PART II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters                         16
Item 6.  Selected Financial Data                                                                           17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations             19
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                        36
Item 8.  Financial Statements and Supplementary Data                                                       37
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              37
Item 9A. Controls and Procedures                                                                           37
Item 9B  Other Information                                                                                 37

                                    PART III
Item 10. Directors and Executive Officers of the Registrant                                                38
Item 11. Executive Compensation                                                                            41
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    46
Item 13. Certain Relationships and Related Transactions                                                    48
Item 14. Principal Accountant Fees and Services                                                            48

                                     PART IV
Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K                                 50

         Signatures                                                                                        55
         Section 302 Certification (Filed as Exhibit 31)
         Section 906 Certification (Filed as Exhibit 32)

                                     PART I

                                Introductory Note

      This report on Form 10-K is a cumulative filing for the fiscal years ended December 31, 2002 and 2003 and the interim periods within those years. Due to our bankruptcy filing, this is our first periodic filing since the third quarter of 2001, although we have made certain filings on Form 8-K. Included in this filing are the audited financial statements that would have been included in annual reports on Form 10-K for 2002 and 2003 as well as summarized quarterly financial information for the interim periods.

      As previously disclosed in our current report on Form 8-K dated April 2, 2003, BDO Seidman, LLP resigned its engagement as our independent auditors concurrent with our filing for protection under Chapter 11 of the U.S.
Bankruptcy Code. On December 1, 2003 we issued a current report on Form 8-K announcing the appointment of BP Audit Group, PLLC as our independent registered public accounting firm.

ITEM 1. BUSINESS

      Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries, Boundless Technologies, Inc. ("Boundless Technologies") and Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), is a manufacturer of text terminals and provider of manufacturing services. Our headquarters is located at 50 Engineers Lane, Farmingdale, New York 11735 (telephone number (631) 962-1500).

      This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events or changed circumstances except as required to comply with the disclosure requirements of the federal securities laws.

      Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully the discussion concerning these and other risks which can materially affect the Company's business, operations, financial condition and future prospects.

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business, the Company cannot absolutely predict or guarantee its future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

      The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of its business include, but are not limited to, the following: changes in spending patterns; changes in overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in tax laws; the Company's ability to hire, train and retain a consistent supply of reliable and effective participants in its marketing operations; general economic, business and social conditions in the United States; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to the Company; actions that may be taken by creditors with respect to the Company's obligations that are subject to default proceedings; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on the Company's ability to conduct its own business operations.

      Forward-looking statements that the Company makes, or that are made by others on its behalf with its knowledge and express permission, are based on a knowledge of the Company's business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward looking statements made herein. The Company cannot assure the reader that the results or developments anticipated by it will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for it or affect it, its business or operations in the way the Company expects. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, which are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events, other than as required to comply with the disclosure requirements of the federal securities laws.

Bankruptcy Considerations

      The following discussion provides general background information regarding our Chapter 11 cases, and is not intended to be an exhaustive summary.

A.    Pre-Petition History

      Boundless, a publicly-held Delaware corporation, was incorporated in 1988. Through its subsidiaries, Boundless Technologies, Boundless Manufacturing and Boundless Acquisition ("Acquisition"), Boundless provides text terminals and manufacturing services.

      Boundless Technologies principally designs, sells and supports desktop computer display terminals without graphics' capabilities. It offers custom and standard models of display terminals primarily to retail, financial, telecommunications and wholesale distribution businesses which utilize them for data entry and point-of-sale activities.

      Boundless Manufacturing operates in the electronic manufacturing services ("EMS") marketplace. It provides services in supply chain optimization, global supply base management, systems assembly and testing, distribution and logistics, repair centers and end-of-life management. It offers in-house engineering expertise, product design, test development and product development for original equipment manufacturers ("OEM").

      Boundless Acquisition is a holding company formed for the sole purpose of acquiring the capital stock of Boundless Technologies. It remains a separate entity and guarantor of certain secured obligations of the Company.

      A fourth subsidiary, Merinta, Inc. ("Merinta"), commenced operations in 2000. Merinta created software and infrastructure for Internet use. Merinta offered OEM customers a completely customized user experience which enabled their customers to differentiate themselves in the market and deliver tailored applications and services to the customer.

      Sales  of  the  Company's  products   significantly   declined  since  the
introduction of enhanced graphic computer terminals, and the post-September 11, 2001 economic downturn in the telecommunications industry.

      The Company launched Boundless Manufacturing and Merinta in January 2000 to diversify their revenue and take advantage of the growth opportunities presented in the EMS and Internet markets. The Company had intended to finance the working capital needs of Merinta through the sale of equity security, which they had projected would be completed during the second quarter of 2000.
However,  the  "Dot  com"  crash  in  April,  2000  significantly   reduced  the
opportunities to raise equity for an Internet start-up. Operating losses generated by Merinta for 2001 were $2.15 million and for 2000, $14 million. Therefore, on or about May 11, 2001, the Company discontinued Merinta's operations.

      The Company was not able to raise equity to support Merinta's needs until November 2000, resulting in the necessity of supporting the start-up efforts of both Boundless Manufacturing, which by itself required significant working capital, and Merinta during the interim period. The working capital crunch, already severe as a result of the declining terminal revenues, contributed to yet additional difficulties in serving the Company's text terminal customers.

      These factors, in combination with the economic downturn following September 11, 2001, caused the Company and its subsidiaries, on March 12, 2003, (the "Petition Date"), to seek protection under Chapter 11 of the Bankruptcy Code.

B.    Pre-Petition Credit Facility with CIT Group/Business Credit, Inc.

      Pursuant to a Financing Agreement dated June 27, 2002, the Company entered into a credit facility (the "CIT Credit Facility") with the CIT Group/Business Credit, Inc. ("CIT"). Under the Credit Facility, CIT agreed to make loans and advances to the Company in amounts of up to 85% of their aggregate outstanding "eligible" accounts, plus the lesser of 10% of the aggregate value of the Company's eligible inventory, 85% of the appraised inventory liquidation value or $200,000, whichever is less. The CIT Credit Facility also provided for revolving loans with a maximum availability under the Credit Facility of $8.5 million. As security for the aforementioned CIT Credit Facility, the Company granted CIT a security interest in and to substantially all of its personal property.

      Prior to the Petition Date, CIT advised the Company that it would not make any further advances (the "Notification"). At that time, the Company owed CIT approximately $600,000. During the ten (10) day period subsequent to the Notification, payments of the Company's receivables to CIT satisfied all or substantially all of the amounts due and owing to CIT. By assignment dated February 21, 2003 (the "Assignment"), CIT assigned all of its right, title and interest in and to the CIT Credit Facility to Valtec Capital Corporation ("Valtec"). Prior to the Assignment, Valtec was a subordinated secured creditor of the Company.

C.    Pre-Petition Credit Facility with Valtec

      By a Loan and Security Agreement dated December 3, 2002 (the "Valtec Loan Agreement"), the Company consolidated prior borrowings and received additional borrowings from Valtec in the aggregate amount of approximately $1.2 million (plus accrued and unpaid interest and other charges). Valtec agreed to provide debtor-in-possession financing to the Company so that the Company could continue to operate their respective businesses as going concerns, provided that the Company filed a petition under Chapter 11 and scheduled a sale of all of their assets pursuant to ss.363 of the Bankruptcy Code shortly after the filing of the Company's Chapter 11 petitions.

D.    Procedural History

      The Company filed their respective petitions for relief pursuant to the Bankruptcy Code on March 12, 2003 (the "Petition Date"). On March 14, 2003, the Bankruptcy Court signed an Order directing that the bankruptcy cases be consolidated for procedural purposes and jointly administered. On March 25,2003, an Official Committee of Unsecured

Creditors (the "Committee") was appointed. The law firm of Platzer Swergold Karlin Levine Goldberg & Jaslow, LLP was retained to represent the Committee.

E.    The Company's Administrative Period

      During the period from the Petition Date through and including April 30, 2003, Valtec provided debtor-in-possession financing ("Valtec DIP Financing") to the Company. Pursuant to the Bankruptcy Court's Interim Order entered on April 17, 2003 (the "Interim Order"), the Bankruptcy Court approved: (i) the Company's use of Valtec's cash collateral ("Valtec's Cash Collateral"); (ii) direct borrowings from Valtec of an amount up to $1,500,000.00; and (iii) the Debtor-in-Possession Financing and Security Agreement by and among Valtec and the Company (the "DIP Financing Agreement").

      As a condition to the Valtec DIP Financing, Valtec required the Company to enter into the Ansen Corporation Manufacturing Services Agreement ("Ansen
Agreement"), pursuant to which, Ansen Corporation ("Ansen") would provide post-petition manufacturing, production and delivery services to the Company. By Order dated April 16, 2003, the Bankruptcy Court approved the Company's execution of the Ansen Agreement.

      Pursuant to the terms and conditions of the DIP Financing Agreement, on or before April 30, 2003, the Company was obligated to seek an order pursuant to ss. 363 of the Bankruptcy Code authorizing the sale of substantially all of their personal property free and clear of liens, claims and encumbrances (the "ss. 363 Motion"). On March 27, 2003, the Company filed the ss. 363 Motion. However, prior to the scheduled auction sale date, Vision Technologies, Inc. ("Vision") submitted a written offer to the Company to provide replacement debtor-in-possession financing in exchange for receiving seventy (70%) percent of the Company's equity when the Company confirmed the Plan.

      In an effort to reorganize the Company and provide a return to their creditors, which the Company believed would not be effected through the proposed ss.363 sale, on April 30, 2003, on the Company's motion (the "April 30th Motion"), the Bankruptcy Court signed an Order to Show Cause that scheduled a hearing on May 8, 2003, to consider, inter alia, the Company's request to: (i) withdraw the ss. 363 Motion; (ii) obtain replacement debtor-in-possession financing from Vision; (iii) utilize Valtec's Cash Collateral; and (iv) approve an agreement among the Company, the Committee and Vision (the "Vision Agreement").

      Pursuant to Order of the Bankruptcy Court entered on May 1, 2003 (the "May Order"), and upon the May 8, 2003 hearing (the "May 8 Hearing"), the Bankruptcy Court authorized the Company to borrow a total of $375,000 from Vision on an emergency basis pending the Bankruptcy Court's final determination of the April 30th Motion, pursuant to and conditioned upon the terms and conditions contained in the May Order, and as supplemented by the record of the May 8 Hearing (respectively, the "Vision Advances" and the "Vision Priming Orders").

      At a hearing held on May 14, 2003, the Court authorized the Company to utilize up to $581,000 of Valtec's Cash Collateral (proceeds of collection of receivables and sale of inventory) pursuant to and conditioned upon the terms and conditions recited into the record of the May 8 Hearing (the "May 14th Cash Collateral Order"). Pursuant to the May 14th Cash Collateral Order, the Company paid Valtec $300,000 to reduce the Company's obligations to Valtec under the Valtec DIP Financing Agreement (the "DIP Debt"), and additional amounts were paid to Valtec as adequate protection for the Company's use of inventory which was acquired by the Company post-petition and which collateralized in part the DIP Debt.

      After significant negotiations at a hearing held on May 28, 2003, the parties (the Company, the Committee, Vision and Valtec) informed the Bankruptcy Court that they had reached an agreement in principle for a settlement on the terms and conditions read into the record on May 28, subject to a formal stipulation subsequently prepared and executed by and between such parties. Based upon the settlement and the terms and conditions recited into the record, Valtec consented to, and the Bankruptcy Court authorized, the Company's use of additional amounts of Valtec's Cash Collateral on the terms and conditions contained in the May 14th Cash Collateral Order (together with the May 14th Cash Collateral Order, the "Valtec Cash Collateral Orders").

F.    Valtec Settlement and Agreement with Vision

      The settlement stipulation dated June 11, 2003 (the "Settlement Stipulation") by and among the Company, the Committee, Vision and Valtec resolved all then outstanding issues with Valtec and incorporated by reference an amended version of Vision Agreement dated May 11, 2003 (the "Amended Vision Agreement"). The Settlement Stipulation and the Amended Vision Agreement were "So Ordered" by the Bankruptcy Court on June 18, 2003. Pursuant to the Settlement Stipulation the parties agreed as follows:

      1. As of the close of business May 27, 2003, the Company's total obligation to Valtec was $1,592,000 comprised of: (i) $1,434,000 of pre-petition debt ("Pre-Petition Obligations"); and (ii) the DIP Debt of $158,000 (collectively, the "Valtec Obligations").

      2. The pre-petition obligations to Valtec were valid, enforceable and not subject to any claim, counterclaim, set-off or defense of any kind or nature.

      3.    The Pre-Petition Obligations to Valtec were fully secured.

      4.    The DIP Debt was fully secured.

      5. Payment of the DIP Debt, through a combination of amounts paid to Valtec to reimburse it for inventory acquired by the Company, in part utilizing financing provided by Vision, was to be made in weekly payments of $13,000, plus payment for inventory at Company's cost. The Company has made all of such required payments.

      6. Upon payment of the DIP Debt, the Pre-Petition Obligations will be paid by a combination of equal weekly payments in the amount of $7,500 through the Confirmation Date and subsequent to confirmation, in equal monthly payments thereafter for a period of 30 months (or 34 months in the event that Valtec advanced the Professional Fees Payment of $200,000 as defined herein) with interest at a rate of 8%, collateralized by a first lien on all of the Company's assets.

      7. If on the Confirmation Date the Company does not have sufficient cash to pay in full the allowed fees of the professionals retained by the Company and the Committee, Valtec will advance up to $200,000 to the Company to be applied toward the payment of such fees (the "Professional Fees Payment"), which amount shall be added to, and become part of the Pre-Petition Debt.

      8. Vision would provide supplemental financing to the Company in an amount up to $650,000 plus interest (inclusive of the Vision advances theretofore provided) as contemplated by the Amended Vision Agreement. Payment of the Vision Debt will commence subsequent to payment in full of the Valtec Obligations, and shall be secured by a lien subordinate to the lien securing payment of the Valtec Obligations. As of December 31, 2003, the amounts due under the Valtec and Vision Claims were approximately $1,311,000 and $675,000 (with interest), respectively and the amount of the collateral (as defined in the Settlement Stipulation) collateralizing these claims amounted to approximately $2,774,000.

      9. Valtec authorized the continued use of Valtec's Cash Collateral during the pendency of the Plan.

      10. As required in the Settlement Stipulation, the Company is and shall be required to maintain collateral margins of $100,000 in excess of the Valtec Obligations, and provide Valtec with financial information on a weekly basis.

      Pursuant to the Amended Vision Agreement by and among the Company, the Committee and Vision, the parties agreed as follows:

      1. Vision would advance to the Company an amount up to $650,000 to be secured by a security interest upon substantially all of the Company's assets, subordinate to the security interest securing payment of the Valtec Obligations.

      2. The establishment of an executive committee acceptable to Vision. There is no overlap in functions or duties between the executive committee and the Board of Directors. The executive committee of the Board of Directors is responsible for the creation and execution of the Company's strategic business plan. As of November 5, 2004 the executive committee was comprised of Mr. Frank Stephens, a current member of the Company's Board of Directors; Mr. John Ryan, the Company's Chief Operating Officer; and, Mr. Joseph Gardner, the Company's Chief Financial Officer. No compensation is paid to any member of the executive committee as a result of being a member of the executive committee.

      3. Cancellation of all existing capital stock of the Company, and issuance of a new class of capital stock pursuant to the terms and conditions of the Amended Vision Agreement or as otherwise agreed by the parties.

      4. Payment of Valtec's Pre-Petition obligations over a term of up to 34 months subsequent to Confirmation, and continued use of Valtec's Cash Collateral.

      5. Vision shall have the right to appoint all members of the board of directors of the reorganized Company post-confirmation.

      6. The Company would propose a joint plan of reorganization with Vision (and the Committee if the Committee believes it to be in the best interest of creditors).

      7. In the event that any entity other than Vision shall acquire or be entitled to acquire a majority of the Company's Capital Stock as a going concern or acquire all or substantially all of the Company's assets Vision shall receive a break-up fee in the amount of $100,000 pursuant to paragraph A(8) of the Amended Vision Agreement.

      8. Upon the Bankruptcy Court's approval of the Settlement Stipulation, Amended Vision Agreement and related documents on June 18, 2003, Vision funded the remainder of the $650,000 ($100,000 of which was held in escrow and utilized for payment of the fees and expenses of the professionals for the Company and the Committee, which escrow amount with the Vision Advances was the "Vision Funding").

      9. If the Company files a plan other than as described hereinabove, which does not provide Vision with the benefits of the Amended Vision Agreement, then as a condition precedent to the confirmation of any other Plan, Vision must be paid in full (together with a break-up fee of $100,000) on the Effective Date, as set forth in paragraph 8 of the Amended Vision Agreement.

G.    Valtec Settlement and Agreement with Entrepreneur Growth Capital, LLC

      On November 30, 2004, the Company filed a motion with the Bankruptcy Court for an order authorizing the Company to (i) incur post-petition secured indebtedness, and (ii) grant a security interest and priority claims pursuant to Sections 364(c) and 364(d) of the Bankruptcy Code. On January 27, 2005, the Bankruptcy Court approved the order.

      As of January 31, 2005, the Company entered into an agreement with its secured lender Valtec Capital, LLC, as assignee of Valtec Capital Corporation, (the "Prior Lender") to terminate our debtor-in-possession ("DIP") financing and to release their liens on our personal property. At the same time, the Company entered into another secured DIP financing agreement (the "EGC Agreement") with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property.

      In general, the EGC Agreement permits us to borrow up to 80% of our eligible accounts receivable. Under the EGC Agreement, the annual interest rate is 6% above the prime rate announced by Citibank, N.A. and we are required to pay a monthly service fee equal to three quarters of one percent (0.75%) of the face value of invoices assigned to EGC for the preceding month. The EGC Agreement requires us to pay minimum monthly interest of $7,500 even though our actual borrowings may result in a lesser interest charge. The Company is responsible for certain fees and fees for early termination of the facility. The maximum availability under the EGC Agreement is $1,000,000 and the term is one year.

      In return for termination of the prior DIP financing we also agreed to pay Valtec Capital a total of $100,000 for legal fees they incurred during our bankruptcy period. This amount is payable to Valtec Capital on the date that our Plan of Reorganization becomes effective.

      On February 2, 2005, the Company filed, as exhibits, the EGC Agreement on Form 8-K with the Securities and Exchange Commission.

H.    Sale of 100 Marcus Avenue, Hauppauge, New York

      On or about September 17, 2003, pursuant to that certain Purchase and Sale Agreement ("Purchase Agreement") by and among the Company, Independence Community Bank ("ICB"), JPMorgan Chase and 100 Marcus LLC, the Company agreed to transfer all of its right, title and interest in and to 100 Marcus Boulevard, Hauppauge, New York, which had served as the Company's main operating facility (the "Premises"). ICB and JPMorgan Chase held mortgages on the

Premises and participated in the sale transaction. The Company successfully negotiated a sale of the Premises which provided for: (i) satisfaction of all liens and encumbrances of ICB and JPMorgan Chase; (ii) payment of all outstanding real estate tax obligations from the proceeds of the sale; (iii) the Company's use of 15,000 square feet, rent free, for a period of one (1) year post-closing; (iv) the payment of $250,000 to the Company and (v) ICB and JP Morgan Chase retaining unsecured claims against the Company for the difference between the Company's Obligations to such banks and the amount of the proceeds of the sale of the Premises remitted to such bank. As a result, such banks will have pre-petition unsecured claims against the Company aggregating approximately $2,271,000.

      On or about September 17, 2003, the Company, ICB and JPMorgan Chase entered into that certain Proceeds Distribution Agreement (the "Proceeds Agreement), which provided for the distribution of the net proceeds of the sale of the Premises between those parties. Notwithstanding that the outstanding amounts of the mortgages far exceeded the sale proceeds of the Premises, pursuant to the Proceeds Distribution Agreement, the Company received $250,000 from such proceeds of the sale of the Premises.

      On or about December 9, 2003, the Court signed: (i) the Order approving the Purchase Agreement with 100 Marcus LLC; and (ii) the Order approving the Proceeds Agreement. The closing of the Premises took place on or about December 23, 2003, and on or about December 30, 2003, the Company received $190,000 pursuant to the Proceeds Agreement. On or about May, 2004 the remaining balance in the escrow was released to the Company.

      Pursuant to the Purchase Agreement and the Proceeds Agreement, the remaining claims of ICB and JPMorgan Chase shall be treated as general unsecured claims.

I.    Miscellaneous

      Immediately prior to the Petition Date, the Company reduced its staff from 125 to 70. Subsequent to the Petition Date, the Company further reduced the number of its employees to 35. The Company's business plan focuses primarily on the manufacturing, sale and support of its text terminal products, while releasing a series of more modern replacement products. The Company plans to exploit its history of success and well-established customer base in the Point-of-Sale (POS) market. The Company further plans to capitalize on its post-manufacturing services capability by expanding into the repair of third-party products produced by its existing OEM customers (such as NCR, IBM and Hewlett Packard). The Company presently has retained some, though greatly reduced, research and development capability, and has reduced marketing functions.

      We continue to operate our businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed. Most of these pre-petition liabilities will be settled under a plan of reorganization which must be approved by the Bankruptcy Court.

      To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth our revised capital structure and establish our corporate governance subsequent to exit from bankruptcy. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for the Company's emergence from bankruptcy, but there can be no assurance that the creditors eligible to vote on our plan will support our positions or our plan of reorganization (disagreements between us and those eligible to vote on our plan could adversely affect our reorganization process, including our emergence from Chapter 11). Nor can there be any assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

      We are working towards emerging from Chapter 11 no later than July 2005, but that timing is dependent on, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, nor can we make any predictions concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that Boundless' presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future investments in any Boundless security.

      For more information on our bankruptcy proceedings, see Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 1, "Voluntary Reorganization under Chapter 11" in the Notes to Consolidated Financial Statements.

General

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

      The Company entered into the General Display Terminal businesses in December 1994 when the Company purchased Applied Digital Data Systems, Inc. ("ADDS") from NCR Corporation ("NCR"). ADDS changed its name to SunRiver Data Systems, Inc. and, in 1996, to Boundless Technologies, Inc. In October 1995, the Company acquired assets relating to the General Display Terminal products of Digital Equipment Corporation ("Digital"). For more than 25 years, ADDS had been a supplier of general-purpose desktop display terminals worldwide under either the customer's or ADDS(R) trademark.

      Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of December 31, 2003 and 2004, the Company owned 75% of the outstanding shares of common stock of this subsidiary. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development and product development-to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in New York and Atlanta.

      On March 6, 2000, Boundless Manufacturing acquired the manufacturing assets of Boca Research Inc. ("Boca") and assumed the lease of a 77,000 sq.ft. facility in Boca Raton, Florida. The transaction extended Boundless Manufacturing's capabilities by adding printed circuit board assemblies ("PCBAs") to its expertise. The transaction included the immediate employment by Boundless Manufacturing of approximately 70 Boca manufacturing employees. The inability of the Company to fund the start-up of Merinta, combined with the decline in text terminal sales, adversely impacted working capital. Lacking adequate working capital, the Company was not able to maintain the EMS growth they had achieved during 2001; and in June 2002 closed its manufacturing facility in Boca Raton, Florida, consolidating its operations into the Hauppauge, New York, facility.

      On July 19, 2002, the Company completed the sale of substantially all its machinery and equipment located at its leased manufacturing facility in Boca Raton. The Company received proceeds, net of expenses, of approximately $420,000 from the sale. During the second quarter of 2002, the Company recorded a loss of $778,000 relating to its decision to close the facility in Boca Raton and consolidate that facility's operations into its Hauppauge, NY, facility. The Company had previously negotiated a settlement of its remaining lease obligations with the landlord of the Boca Raton facility, and has met its obligations under the settlement.

      The Company also acquired a majority of the common stock of Merinta, Inc. ("Merinta"). Merinta created software and infrastructure to enable third parties to deploy internet-based applications. As of December 31, 2003 and 2004, the Company owned approximately 84% of the outstanding common stock of Merinta, and had the right to vote approximately 70% of the outstanding voting securities of Merinta. On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. The loss from discontinued operations of Merinta for the years 2001 and 2000 was $2,150,000 and $14,004,000, respectively.

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

                      General Display      Electronic Manufacturing
Period                   Terminals                 Services                Other
------                   ---------                 --------                -----
2003                       88.0%                    12.0%
2002                       64.2%                    35.8%
2001                       49.6%                    45.0%                  5.4%

      Foreign Sales. Net foreign sales were approximately $3,473,000, $7,430,000 and $13,047,000 for 2003, 2002 and 2001, respectively. The tables below set forth, for each of the last three years ended December 31, the approximate percentage of total revenue attributable to foreign sales and the percentage attributable to the European region.

                                  % of Total Revenue
                                  ------------------

Period                        Total                Europe
------                        -----                ------

2003                          29.6%                25.3%

2002                          27.7%                16.9%

2001                          21.9%                19.5%

Manufacturing

      Assembly Operations. The Company's manufacturing operations are located in Farmingdale, New York, and include procurement of components and the assembly and testing of its products. Investment in production equipment has not been material to the Company's manufacturing operations. Semi-skilled and skilled workers assemble products using a cell-based manufacturing process that allows the Company to assemble various products at mass production costs. The Company generally cross-trains its workers so that they are able to work at all work stations. Once assembled, all systems undergo a test cycle, using sophisticated diagnostic procedures and test equipment.

      The Farmingdale facility has a flexible manufacturing control system that is run by software developed by the Company. This system provides a flexible, customer-focused manufacturing approach that enables the Company to quickly customize products for orders of one to one thousand. Just-in-time systems allow the Company to achieve efficient asset utilization and fast response time to customers. The Company is generally able to fill orders within three to five days after receipt of an order. Accordingly, backlog has not traditionally been material to the Company.

      The Company is using approximately 23,000 of its 32,000 square feet of space in the Farmingdale, NY, facility for manufacturing and has the capacity to meet its current and anticipated production needs.

      Suppliers. The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. Purchases from Radiance Electronics, Ansen Corporation and Video Display Corporation accounted for approximately 33.5%, 20.2% and 8.9%, respectively, of the dollar amount of the Company's total purchases in 2004 of subassemblies and components. Purchases from Radiance Electronics (formerly Goldtron Electric), Ansen Corporation and Hewlett Packard, accounted for approximately 24%, 20% and 18%, respectively, of the dollar amount of the Company's total purchases in 2003 of subassemblies and components. In 2002 Goldtron Electric, Arrow Electronics and Clinton Electric Corp. accounted for approximately 22%, 9% and 6%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components.

      As a condition to the Valtec DIP Financing, Valtec required the Company to enter into the Ansen Corporation Manufacturing Services Agreement ("Ansen Agreement"), pursuant to which, Ansen Corporation ("Ansen") would provide post-petition manufacturing, production and delivery services to the Company. The Company was subject to supply disruption due to the production transition; however, as of July 1, 2003, Ansen had successfully transitioned production to its manufacturing facility and had achieved mass-production capability.

      The Company placed on Ansen initial purchase orders for certain components with committed delivery dates beginning March 2003. The failure of Ansen to timely deliver the components resulted in the cancellation or rescheduling of customer orders placed on the Company; and generally resulted in a reduction of the number of components required by the Company with respect to the original delivery dates. On November 7, 2003, Ansen notified the Company of its intention to terminate the Ansen Agreement due to the alleged failure of the Company to accept and pay for the components as originally scheduled. As of June 1, 2005, Ansen continues to deliver the components to the Company.

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

      Warranties. The Company provides a one-year warranty covering defective materials and workmanship. The Company's products are serviced at depots that are geographically dispersed throughout the world. Users can purchase extended warranties of up to three years or can pay for repairs on a time and materials basis. For the years 2001, 2002 and 2003, the Company's cost of warranty repairs was less than 1%, respectively, of the Company's total revenues. The Company does not warrant software, but users are permitted to return software for a refund within 30 days after purchase. Accordingly, customers are afforded the opportunity to use software on a trial basis through the Company's evaluation program. A provision for potential warranty liability is recorded at the time revenue is recognized.

      Research and Development. During 2003, 2002 and 2001, the Company expended approximately $170,000, $959,000 and $1,381,000, respectively, on research and development activities. Boundless' research and development activities have historically related primarily to General Display Terminals and Windows-based terminals. As part of the Company's restructuring activities, significant reductions in the staffing were implemented in March 2003, resulting in lower research and development expenditures as compared to prior years. Additionally, because General Display Terminals are mature products, development activities in the recent past year have only included enhancements to the existing product family. With the sale of the Windows-based terminal product line to Neoware, in June 2001, the resources required for product development activities has been further reduced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

      Boundless Manufacturing services include systems assembly, test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development, product development- to significantly reduce time-to-market for OEM customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications.

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

      For 35 years, Boundless Technologies has manufactured high quality products and offered a full suite of supporting services. In the last decade, Boundless Technologies has specialized in build-to-order mass-customized manufacturing, a capability that has evolved into a key core competency that we believe offers a significant competitive advantage in its key markets.

      The Company's Plan of Reorganization contemplates the consolidation of the Boundless subsidiaries into one legal entity. The new entity will combine and leverage the expertise and capabilities resident within the Boundless family to deliver information access and control solutions through its distribution networks.

      During the year ended December 31, 2004, Hewlett Packard, Ingram Micro, and Jetstar contributed 15.6%, 13.8% and 10.9%, respectively, of the Company's total revenue. Hewlett Packard and NCR were the Company's most significant customers in 2003, accounting for approximately 32% and 13%, respectively, of the Company's total revenue. In 2002, Hewlett Packard contributed approximately 14% of the Company's total revenues. The Company believes a decline in the level of sales to these customers, without growth in other areas of its business, could adversely affect the Company's results of operations and liquidity.

Competition

      The Company believes that alternative technologies, particularly graphics-capable computers, together with the abandoning of text terminals by both IBM and HP, have eroded the total available market to between 100,000 to 130,000 units in 2004. The Company believes the market for general purpose text terminals will continue to erode at 20-30% annually. The decline in text sales has resulted in a consolidation of former competitors, as well as the outsourcing of production from original equipment manufacturers to the remaining industry participants. Although industry data is not available, the Company believes its market share to be approximately 25%, with Wyse Technologies ("Wyse"), a Taiwanese company, holding an approximate 45% market share. In the period just prior to the bankruptcy filing, the Company believed the relative market shares of Boundless and Wyse were approximately equal at 35% each. The Company believes that the market will continue to decline and therefore lead to additional consolidation. Any market share increases for the Company will come at the expense of current industry competitors. General Display Terminal customer purchase criteria are based on quality, availability, customization, compatibility with other terminals, and price. The Company holds the leadership position in this market.

      The EMS market in 2003 was estimated by industry analysts to be in excess of $100 billion and was served by over 2,500 competitors in the U.S. alone. The number of competitors in this market has declined due to lack of capital, process expertise, or breadth of service offering. The market continues to be characterized by merger activity. Overall, the industry is still projected to grow at least at a 12% annual rate for at least the next six years. The industry's top six leaders still represent a substantial portion of the industry's revenue, at approximately 60% in 2003. Success rests on capitalizing on the opportunity to build partnerships with technology product developers and marketers to provide a full range of design, engineering, manufacturing and customer care services in a fully integrated solution business. Boundless Manufacturing is focused on delivering a level of service and commitment, to both middle-market OEMs, and start-up companies, and for smaller programs with top tier OEM customers.

Patents, Trademarks and Licensing

      The Company  owns  approximately  20 patents  relating to General  Display
Terminals issued in the United States and various foreign countries, none of which is believed to be material to its business. The patents expire during the next nine years, with expiration dates ranging from December 2005 through August 2013. The Company believes that the knowledge and experience of its management and personnel and their ability to develop, manufacture and market the Company's products in response to specific customer needs is more significant than its patent rights.

      The trademarks ADDS, Viewpoint, VT, and Dorio, are registered in the United States Patent and Trademark Office and in a number of foreign countries.

Backlog

      We believe that backlog is not a meaningful indicator of future business prospects due to the build-to-order manufacturing processes employed by the Company. This process allows the Company to manufacture product to customer specification within three days of the receipt of the customer order. Therefore, we believe that backlog information is not material to an understanding of our overall business.

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

Employees

      At June 10, 2005 and December 31, 2004, the Company had approximately 31 full-time employees engaged as follows: 3 in product design and engineering, 21 in manufacturing and repair services, 2 in sales, systems services and marketing and 5 in administration. At December 31, 2003, the Company had approximately 57 full-time employees engaged as follows: 3 in product design and engineering, 40 in manufacturing and repair services, 5 in sales, systems services and marketing and 9 in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

      As of December 31, 2003, the Company's administrative offices were located in a 15,000 square foot leased facility at 100 Marcus Boulevard, Hauppauge, New York. Under the terms of sale of the Company's principal offices previously located at this site, the Company was entitled to utilize the 15,000 square feet free of charge for a term of one year following the sale. Boundless' manufacturing and service activities are currently conducted in a leased facility of approximately 32,000 square feet of space in Farmingdale, New York. The lease expires February 28, 2009, and calls for an annual base rent of $216,000 in the first year of the agreement, escalating to $243,200 in the fifth year. The Company leases one other small facility in Atlanta, Georgia for depot repair and support services. The annual lease commitment for this facility is not material.

      In December 2004 the Company consolidated its administrative offices into the Farmingdale facility.

ITEM 3. LEGAL PROCEEDINGS

      In re: Boundless Corporation, et. al.

      As discussed above, on the Petition Date, the Company, and its wholly and majority owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption "In re Boundless Corporation, et al., Case No. 03-81558-478." As debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against us. In addition, we may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 process or its effect on our business.

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

      On February 17, 2003, the defendants' motion for summary judgment was granted. On March 21, 2003, Plaintiff served Notice of Appeal to the United States Court of Appeals for the Second Circuit in opposition to the granting of defendants' motion for summary judgment. On October 15, 2003, the United States Court of Appeal for the Second Circuit granted the defendants' motion to Stay the appeal in accordance with 11 U.S.C. ss. 362. The Company intends to vigorously defend this suit since it believes that it has meritorious defenses to the action.

      An action was commenced by Donald W. Lytle ("Plaintiff") on February 8, 2001, against Boundless Technologies, Inc., GN Netcom, Inc., Portal Connect, Inc., and Wholesale Audio Video, Inc. in the Iowa District Court, Johnson County; Law No. LACV061503 alleging negligence and products defects resulting in injuries to Plaintiff's hearing as a result of the use of one model of the Company's General Display Terminals. Plaintiff was suing for unspecified damages. On January 17, 2003, Plaintiff filed a Dismissal with Prejudice dismissing Plaintiff's claims against Boundless Technologies, Inc.

      In November 2002, Comdial Corporation filed a demand for arbitration with the American Arbitration Association against Boundless Manufacturing Services, Inc. ("Boundless"). Among other things, Comdial contends that Boundless breached its contractual obligations to Comdial by failing to meet Comdial's orders for the delivery of products manufactured by Boundless. The Comdial demand seeks damages in excess of $6.0 million. On February 6, 2003, Boundless responded to the demand by denying substantially all of Comdial's claims and asserting counterclaims totaling approximately $8.2 million, including approximately $0.8 million in past due invoiced amounts. On March 13, 2003, Boundless announced that it has filed for protection pursuant to Ch. 11 of the U.S. Bankruptcy Code, causing a stay in the arbitration matter. It is not known at this time whether this filing will have any long-term impact on the arbitration, or whether the arbitration will eventually proceed. No amounts have been accrued in the Company's financial statements for any losses. In May 2005 Comdial Corporation filed for protection under Ch. 11 of the U.S. Bankruptcy Code. Since the Company's claims against Comdial accrued prior to Comdial's filing for bankruptcy, any damages awarded to the Company will constitute pre-petition claims against Comdial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of stockholders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 2002 through December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock, $.01 par value, ("Common Stock") had previously traded on The American Stock Exchange ("AMEX") under the symbol BND. However, as a result of the delisting of our securities, the last day of trading on the AMEX was April 9, 2003. The Company's securities have traded on the pink sheets since then under the symbol BDLSQ.PK.

As of June 24, 2005, and December 31, 2003 and 2004, there were approximately 625 holders of record of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by AMEX, for the periods indicated for the year 2002 and the first quarter of 2003. Price per share information for the second, third and fourth quarters of 2003 and for all of 2004 were as reported by CBS Marketwatch.

Year Ended December 31, 2004:                                  High        Low
                                                               ----        ---

         First quarter...................................     $ 0.01      $ 0.01
         Second quarter..................................     $ 0.05      $ 0.01
         Third quarter...................................     $ 0.01      $ 0.01
         Fourth quarter..................................     $ 0.01      $ 0.01

Year Ended December 31, 2003:                                  High        Low
                                                               ----        ---

         First quarter...................................     $ 0.32      $ 0.06
         Second quarter..................................     $ 0.25      $ 0.01
         Third quarter...................................     $ 0.01      $ 0.01
         Fourth quarter..................................     $ 0.01      $ 0.01

Year Ended December 31, 2002:

         First quarter...................................     $ 1.30      $ 0.91
         Second quarter..................................     $ 1.09      $ 0.40
         Third quarter...................................     $ 0.67      $ 0.30
         Fourth quarter..................................     $ 0.60      $ 0.09

The last sale price of the Company's Common Stock on August 31, 2005 was $ 0.00.

      The Company believes its presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future investments in any Company security.

Recent Sales of Unregistered Securities

      None

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The consolidated balance sheet data and the consolidated statement of operations data as of and for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 are derived from the consolidated financial statements which were audited by BDO Seidman, LLP, an independent registered public accounting firm. The consolidated balance sheet data and the consolidated statement of operations data as of and for the years ended December 31, 2003 and December 31, 2002 are derived from the consolidated financial statements which were audited by BP Audit Group, PLLC, an independent registered public accounting firm. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere herein.

Consolidated Statement of Operations Data
For the years ended December 31:
 (in thousands, except per share data)

                                          2003         2002         2001         2000         1999
                                       ---------    ---------    ---------    ---------    ---------
Total revenues                         $  11,750    $  26,843    $  59,581    $  64,544    $  80,510

Gross margin (loss)                          788         (537)       6,283       15,500       23,812

Interest expense                           1,093        1,402        1,599        1,455        1,438
Reorganization items                         655
Gain on restructuring of payables             --       (3,924)          --           --           --
Income tax (credit) expense                   --           --        1,383         (289)        (333)
Income (loss) from continuing
  operations                              (3,579)      (7,623)      (8,792)      (3,255)       3,239
Loss from discontinued operations             --           --       (2,150)     (14,004)          --
                                       ---------    ---------    ---------    ---------    ---------
Net income (loss)                         (3,579)      (7,623)     (10,942)     (17,259)       3,239
Dividend on preferred stock of
  subsidiary                                  --           --           --           --           50
Accretion on preferred stock                  99          148           --           --           --
                                       ---------    ---------    ---------    ---------    ---------
Net income (loss) applicable to
   common shareholders                 $  (3,678)   $  (7,771)   $ (10,942)   $ (17,259)   $   3,189
                                       =========    =========    =========    =========    =========

Income (loss) per common share from
  continuing operations:

Basic                                  $   (0.55)   $   (1.21)   $   (1.74)   $   (0.72)   $    0.72
                                       =========    =========    =========    =========    =========
Diluted                                $   (0.55)   $   (1.21)   $   (1.74)   $   (0.72)   $    0.71
                                       =========    =========    =========    =========    =========

Net Income (loss) per common share:

Basic                                  $   (0.55)   $   (1.21)   $   (2.17)   $   (3.81)   $    0.72
                                       =========    =========    =========    =========    =========
Diluted                                $   (0.55)   $   (1.21)   $   (2.17)   $   (3.81)   $    0.71
                                       =========    =========    =========    =========    =========

Consolidated Balance Sheet Data
At December 31:
(in thousands)
Working capital (deficit)              $     (39)   $  (9,775)   $ (16,473)   $   3,435    $  17,942
Total assets                               4,138       13,236       33,215       39,604       50,460
Revolving credit loan (short-term)            --           --        8,507           --           --
Current maturities of long-term debt         837        3,142        6,855           --           --
Liabilities subject to compromise         13,207           --           --           --           --
Long-term obligations                      1,581        8,294          833       13,442       14,206
Mandatorily redeemable preferred
   stock                                      --        1,554           --           --           --
Stockholder's equity (deficit)           (14,877)     (11,199)      (4,143)       5,751       21,415

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The numbers and percentages contained in this Item 7 are approximate. Dollar amounts are stated in thousands.

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial
Statements in Item 15 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on January 1, 2002, eliminating the amortization of goodwill and other intangible assets that have indefinite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets and any asset deemed to be impaired is to be written down to its fair value. Due to its March 2003 Chapter 11 proceedings, in December 2002, the Company recorded an expense of $3,262 to remove the remaining book value of all goodwill and associated intellectual property.

      The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record adjustments to the valuation allowances against its deferred tax assets resulting in additional income tax expense or credits in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for changes in the valuation allowances quarterly. During the year ended December 31, 2001, the Company recorded $2.3 million of valuation allowances related to its net deferred tax assets, resulting in a 100% valuation allowance at December 31, 2001. For the years ended December 31, 2002, 2003 and 2004 the Company has continued to record valuation allowances at 100% of its deferred tax assets.

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

Results of Operations

First quarter of 2003 compared with first quarter of 2002

On March 12, 2003, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to the filing, the Company's inability to obtain material for production adversely impacted customer demand and the Company's ability to satisfy existing customer orders.

Revenue - Revenue for the quarter ended March 31, 2003 was $2,470 as compared to $10,022 for the quarter ended March 31, 2002.

Sales of the Company's General Display Terminals declined 67% to $1,963 for the quarter ended March 31, 2003 from $5,965 for the quarter ended March 31, 2002. The working capital constraints combined with the industry decline in demand for General Display Terminals contributed to the revenue decline.

Revenues for the period ending March 31, 2002, from Boundless Manufacturing were $4,057, excluding intercompany revenue, as compared to $507 for the period ending March 31, 2003. The revenue decline is wholly attributable to the working capital constraints faced by the Company beginning in the second quarter of 2002.

Net revenue from the Company's repairs and spare parts business for the quarter ended March 31, 2003 was $207 as compared to $548 for the quarter ended March 31, 2002.

Hewlett-Packard contributed 26% of the Company's revenue in the quarter ended March 31, 2003. Comdial, IBM and Compaq were the most significant customers for the Company's products, accounting for 12%, 8% and 8% of revenue, respectively, for the quarter ended March 31, 2002.

Gross Margin - The Company recorded a gross margin loss for the three months ended March 31, 2003 of $112 compared to gross margin of $665 (7% of revenue) for the first quarter of 2002. The decrease in gross margin is attributable to the overall decline in revenue, as well as fixed overhead associated with the Company's manufacturing facility in Hauppauge, New York.

Total Operating Expenses - For the quarter ended March 31, 2003, operating expenses, excluding interest expense and reorganization expenses associated with the Company's bankruptcy filing, decreased 67% to $537 (22% of revenue), compared to expenses for the first quarter of 2002 of $1,618 (16% of revenue). This decrease is attributable primarily to layoffs and other expense control activities which the Company had begun implementing to align sales, marketing and administrative expenses with the revenue decline. Reorganization expenses, primarily for legal fees, were $335 during the quarter ended March 31, 2003.

Other credits - Other credits for the quarter ended March 31, 2002 was $339 compared to credits of $129 for the period ended March 31, 2003. In the first quarter of 2002, the Company reversed $450 of prior years' bonus accruals. This reversal stemmed from several employees' waiver of their 2000 bonus awards in 2002. This credit was partially offset by a charge of $98 for the write down of debt financing costs.

Interest Expense - Interest expense for the quarter ended March 31, 2003 was $563 compared to $344 for the comparable period in 2002. In connection with the bankruptcy filing, during the quarter ended March 31, 2003, the Company obtained debtor-in-possession financing with Valtec Capital, LLC and wrote off $353 of capitalized debt financing costs associated with the asset-based lending agreement with the Company's prior lender.

Income Tax Expense - For the first quarter of 2003 and 2002, the Company did not record an income tax credit against the recorded loss before income taxes of $1,419 and $958 respectively. As a result of uncertainties as to whether the related future tax benefits would be realized, the Company had provided for a 100% valuation allowance against the deferred tax assets attributable to these losses.

Net Loss - For the quarter ended March 31, 2002, the Company recorded a net loss of $958, compared to net loss of $1,419 for the quarter ended March 31, 2003.

Second quarter of 2003 compared with second quarter of 2002

Revenue - Revenue for the quarter ended June 30, 2003, was $4,008 as compared to $6,722 for the quarter ended June 30, 2002. Revenue for the six months ended June 30, 2003 was $6,478 versus $16,744 for 2002.

Sales of the General Display Terminals declined 16% to $3,640 for the quarter ended June 30, 2003 from $4,343 for the quarter ended June 30, 2002. On a year-to-date basis, revenue for General Display Terminals declined 46% to $5,603 from $10,308 in year 2002.

Revenues for the quarter ended June 30, 2002, from Boundless Manufacturing were $2,379, excluding intercompany revenue, as compared to $368 for the quarter ended June 30, 2003. As a result of the bankruptcy filing and the Company's decision to close the Boca Raton manufacturing facility in June of 2002, the Company's EMS customers had sought alternative suppliers. The Company completed contractual production for its one remaining EMS customer from its Hauppauge, New York facility during the second quarter of 2003.

Net revenue from the Company's repairs and spare parts business for the quarter ended June 30, 2003 was $300 as compared to $458 for the quarter ended June 30, 2002.

Hewlett Packard contributed 39% of the Company's total revenue in the quarter ended June 30, 2003. Comdial, Hewlett Packard and Compaq were the most significant customers for the Company's products, each accounting for 10% of revenue for the quarter ended June 30, 2002.

Gross Margin - Gross margin for the three months ended June 30, 2003 was $803, as compared to a gross margin loss of $459 for the comparable period in 2002. The gross margin loss for the 2002 period was caused in large part by the underabsorption of factory overhead due to the closing of the Florida manufacturing operations.

Total Operating Expenses - For the quarter ended June 30, 2003, operating expenses, excluding interest expense and reorganization expenses, were $1,253 (31% of revenue), compared to expenses for the second quarter of 2002 of $1,618 (24% of revenue). For the six months ended June 30, 2003, operating expenses were $1,791 compared to expenses in the comparable period in 2002 of $3,236.

Other credits during the second quarter ended June 30, 2003 were $21 compared to other charges of $887 for the comparable period in 2002. On July 19, 2002, the Company completed the sale of substantially all its machinery and equipment located at its leased manufacturing facility in Boca Raton, Fl. The Company received proceeds, net of expenses, of approximately $420 from the sale. During the second quarter of 2002, the Company recorded a loss of $778 relating to its decision to close the facility in Boca Raton and consolidate that facility's operations into its Hauppauge, NY, facility. The Company had previously negotiated a settlement of its remaining lease obligations with the landlord of the Boca Raton facility and, as of June 18, 2002, the Company had met its obligations under the settlement.

During  the  second   quarter  ended  June  30,  2003,   the  Company   recorded
reorganization expenses of $330, primarily for legal fees, associated with its bankruptcy filing.

Interest Expense - Interest expense for the quarter ended June 30, 2003 was $196 compared to $303 for the comparable period in 2002. Included in interest expense for the 2002 period was amortization of capitalized debt financing costs. This asset was written off during the first quarter of 2003, resulting in lower interest expense as compared to the second quarter of 2002.

Net gain on the restructuring of payables - As part of the restructuring of the Company's debt, the Company reached agreement with its unsecured creditors representing approximately $10,237 of debt which required the Company to make cash payments totaling approximately $2,878, issue shares of Preferred Stock with a stated value of approximately $3,115 and a carrying value of $1,002, allow offsets of receivables in the amount of $301 otherwise due the Company and agree to price increases in the total amount of $820 on future purchases of components. The Company recognized a gain on the restructuring of payables to creditors of $5,236. In addition the Company reached agreement with its then secured lenders to restructure $1,250 of debt through the issuance of Preferred Stock with a stated value of $1,250 and a carrying value of $404, resulting in the recognition of gain of $846. The amounts relating to the gain on the restructuring of the unsecured debt reflect an increase of $1,567 from the amount originally reported to correct the discount rate used to value the preferred stock. See Note 18 to the Consolidated Financial Statements

Income Tax Expense - For the second quarter of 2002, the Company did not record an income tax expense against the recorded profit before income taxes of $2,815 due to an expected effective tax rate for the year of zero. As of June 30, 2002, the Company had not utilized all its available net operating losses. As a result of uncertainties as to whether the related future tax benefits would be realized, the Company had provided for a 100% valuation allowance against the deferred tax assets attributable to these losses.

Net Income (Loss)- For the quarter ended June 30, 2003, the Company recorded a net loss of $955, compared to net income of $2,815 for the quarter ended June 30, 2002.

Third quarter of 2003 compared to third quarter of 2002

Revenue - Revenue for the quarter ended September 30, 2003, was $3,461 as compared to $5,186 for the quarter ended September 30, 2002. Revenue for the nine months ended September 30, 2003 was $9,939 versus $21,930 for 2002.

Sales of the Company's General Display Terminals were $3,207 for the quarter ended September 30, 2003 compared to $3,212 for the quarter ended September 30, 2002. On a year-to-year basis, revenue for General Display Terminals declined 35% to $8,810 from $13,520 in year 2002.

Due to the Company's weak financial position no EMS activity or revenue was recorded in the quarter ended September 30, 2003. Revenues for the quarter ended September 30, 2002, from Boundless Manufacturing were $1,974, excluding intercompany revenue. Revenue for the nine-month period for Boundless Manufacturing was $8,410 in 2002, as compared to revenue of $1,129 for the nine months ended September 30, 2003. To diversify its risk, Boundless began to sub-contract Comdial's production requirements during the third quarter of 2002.

Net revenue from the Company's repairs and spare parts business for the quarter ended September 30, 2003 was $253 as compared to $435 for the quarter ended September 30, 2002.

Hewlett Packard and NCR were the most significant customers of the Company for the quarter ended September 30, 2003, contributing 33% and 27%, respectively, of total revenue. Comdial and Hewlett Packard were the most significant customers for the Company's products, accounting for 22% and 16% of revenue respectively, for the quarter ended September 30, 2002.

Gross Margin - Gross margin for the three and nine months ended September 30, 2003 were $691 (20% of revenue) and $1,382 (14% of revenue) respectively, as compared to a gross margin loss of $25 for the third quarter of 2002 and gross margin of $181 for the nine months ended September 30, 2002. Excess capacity at the Company's manufacturing facilities resulted in under-absorbed overhead expenses of $2,535, or 12% of revenue for the first nine months of 2002. For the quarter ended September 30, 2002, under-absorbed overhead expenses were $1,078.

Total Operating Expenses - For the quarter ended September 30, 2003, operating expenses, excluding interest expense and reorganization expenses, decreased 73% to $333 (10% of revenue), compared to expenses for the third quarter of 2002 of $1,311 (25% of revenue). For the nine months ended September 30, 2003, operating expenses were $2,123 compared to expenses in the comparable period in 2002 of $4,547. Reduced employment levels following the bankruptcy filing are the primary contributor to the lower spending in 2003.

Reorganization expenses were $287 and $952 for the three and nine months ended September 30, 2003, respectively. During the third quarter of 2003, the Company recognized gains of $48 from the sale of excess assets. During the nine-month period the Company incurred $974 representing legal fees and fees due the U.S. Trustee administering the bankruptcy case.

Interest Expense - Interest expense for the quarter ended September 30, 2003 was $192 compared to $317 for the comparable period in 2002. Interest expense for the nine months was $951 in 2003 versus $964 in 2002.

Income Tax Expense - For the third quarter of 2002, the Company did not record an income tax credit against the recorded loss before income taxes of $1,589. As of September 30, 2002, the Company had not utilized all its available net operating losses. As a result of uncertainties as to whether the related future tax benefits would be realized, the Company had provided for a 100% valuation allowance against the deferred tax assets attributable to these losses.

Net loss- For the quarter ended September 30, 2003, the Company recorded a net loss of $91, compared to a net loss of $1,589 for the quarter ended September 30, 2002.

Years Ended December 31, 2003 and 2002

      Revenues: Revenues for the year ended December 31, 2003 were $11,750, as compared to $26,843 for the year ended December 31, 2002. The decline in revenue is attributable to a reduction in sales of the Company's text terminals products, as customers moved to alternative technologies, including graphic displays. In addition, revenue for 2002 included $7,781 from the Company's EMS offerings, which services the Company did not perform during the bankruptcy period due to their working capital deficit position.

      Text revenue includes sales of the Company's general-purpose display terminals. The Company's product family falls into two general classes: ANSI or ASCII display terminals. The general purpose segment of the Text market, whether ANSI or ASCII, is primarily characterized as a "replacement sale" market. There exists limited opportunities for sales of the general display terminal into new installations. Text terminal customer purchasing criteria are based on quality, customization, compatibility with other terminals, price and, as a result of the markets replacement characterization, lead-times. Historically, the Company has been a leader in these categories.

      Sales of the Company's General Display Terminals declined by 40% to $10,347 for the year ended December 31, 2003 from $17,248 for the year ended December 31, 2002. The decline is attributable to a reduction in sales of the Company's OEM products to Digital, Hewlett Packard and IBM, which, in combination, accounted for a decline of approximately $1,897, or 34.8%, from sales in 2002.

      Actual Text revenue in 2003 is below that recorded by the Company in 2002, even after considering the industry decline in demand for this product. The abnormally high rate of decline in 2003 is attributable to: (i) the decline related to the Company filing for bankruptcy; (ii) a one month disruption in the Company's receipt of ANSI material; and, (iii) the failure of a key component vendor to timely place orders for key ASCII components to its sub-suppliers. This resulted in the delivery of product to the Company four months later than the quoted delivery date. This delay further exacerbated lead-times, causing the Company to attempt to reschedule its commitments to customers, as well as raising customer concerns as to the Company's ability to continue to function as a reliable source of text terminals. Therefore, customers cancelled orders and did not place orders with the Company for additional product.

      The decline in text sales has resulted in a consolidation of former competitors, as well as the outsourcing of production from original equipment manufacturers to the remaining industry participants. Although industry data is not available, the Company believes its market share to be approximately 25%, with Wyse Technologies ("Wyse"), a Taiwanese company, holding an approximate 45% market share. In the period just prior to the bankruptcy filing, the Company believes the relative market shares of Boundless and Wyse were approximately equal at 35% each. The Company believes that the market will continue to decline and therefore lead to additional consolidation. Any market share increases for the Company will come at the expense of current industry competitors.

      During 2003 the Company's ATFS/EMS services were adversely impacted by its working capital constraints and bankruptcy filing. For the year ended December 31, 2003, the Company recorded EMS revenue of $371. In 2002 the Company recorded ATFS/EMS revenue of $7,781. Participation in the EMS market requires a substantial investment in working capital as well as a high level of trust between the EMS provider and the customer; since, in effect, the customer's success is directly linked to the EMS provider's ability to perform the outsourced services. The inability of the Company to fund the start-up of Merinta, combined with the decline in text terminal sales, adversely impacted working capital. Lacking adequate working capital, the Company was not able to maintain the EMS growth they had achieved during 2001; and in June 2002 closed its manufacturing facility in Boca Raton, Florida, consolidating its operations into the Hauppauge, New York, facility.

      Customer Services revenue for 2003 was $1,032 compared to $1,814 in 2002. Customer services revenue includes the sale of spare parts, repair of product outside of the warranty period, and the sale of multi-year warranty contracts. Historically, customer service revenue has been driven from the sales of the Company's text terminal products.

      The Company's engineering efforts have focused on cost reduction and reliability improvements. These efforts have decreased the average failure rate of the Company's text terminals and extended the average useful life of the text terminal. These improvements have reduced the Company's ability to generate revenue from spare parts sales and repair activities. In addition, a substantial market has evolved around the sale of used equipment, as customers trade in text terminals when they switch to alternative technologies, thereby reducing the Company's opportunity to sell new equipment.

      Spare parts sales in 2003 were also impacted by the Company's negative working capital position and their inability to acquire material to satisfy customer demand. Sales of spare parts in 2003 were $355 as compared to $598 in 2002.

      Hewlett Packard and NCR were the Company's most significant customers in 2003, accounting for approximately 32% and 13%, respectively, of the Company's total revenue. During 2002, Hewlett Packard contributed 14% of the Company's revenue.

      Gross Margin. Gross margin for the year ended December 31, 2003 was $788 (6.7% of revenue), as compared to a gross margin loss for the year ended December 31, 2002 of $537.

      To reduce overhead expenses, in December 2003 the Company sold its manufacturing facility in Hauppauge, New York, thereby eliminating $8,578 in principal amount of secured debt and $634 of accrued property tax and interest. Under the terms of the sales transaction, the Company leased 15,000 sq. feet of administrative and engineering space at no out of pocket cost to it during the first year of the lease. In accordance with generally accepted accounting principles, a factor for reasonable rent expense of $150 was imputed to the sale transaction. In February 2004 the Company executed a lease to rent 32,000 sq. ft. of manufacturing space in a facility located in Farmingdale, New York. The lease term is 5 years and calls for first year annual rent of $216, escalating to $243 in the final year.

      During the bankruptcy period, the supply chain disruption and the Company's lack of adequate working capital caused the Company to incur substantial airfreight expenses in order to accelerate receipt of raw materials to meet customers' demands and the Company's commitments. For the year ended 2003, airfreight expense totaled $414. Had the Company been able to avoid this expense, gross margin would have been improved by 3.5 points. As of December 31, 2003, the Company has restructured the supply chain for raw materials and eliminated unfavorable airfreight expense.

      In December 2003 the Company recorded a charge of $778, or 6.6 points of gross margin, to reserve against excess and obsolete inventory. Of this amount, $175 represents a reserve against exposure positions existing prior to the Filing Date. In addition, the Company accrued $528 to reserve against a portion of the inventory located at Ansen.

      Gross margin in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

      Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 2003 or 2002. In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions.

      From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available. See "Asset Management."

      Total Operating Expenses. For the year ended December 31, 2003, operating expenses, including interest expense, were $3,905 (33% of revenue), compared to expenses for 2002 of $7,523 (28 % of revenue).

      Sales and Marketing Expenses. Sales and marketing expenses decreased 72% from $2,193 (8.2% of revenue) for the year ended 2002 to $610 (5.2% of revenue) for the year ended December 31, 2003. The decrease is attributable to the reorganization of the Company which resulted in a major reduction in personnel and marketing programs.

      Boundless Technologies promotes its products by means of a balanced mix of direct mail, telemarketing and cooperative channel marketing programs. Boundless Manufacturing promotes its services through its direct sales force.

      General and Administrative Expenses. General and administrative expenses decreased 31.6%, or $937, to $2,032 (17.3% of revenue), from $2,969 (11.1% of revenue) for the periods ending December 31, 2003 and 2002, respectively. The decrease stems from reductions in personnel costs, travel and professional services.

      Research and Development Expenses. Research and development expenses decreased to $170 in 2003 from $959 in 2002. Because General Display Terminals are mature products, development activities over the past year have only included enhancements to the existing product family.

      Other Charges (Credits). In October 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. In June 2002, the Company recorded an expense of $778 for the impairment of the carrying value of machinery and equipment, which was sold in July 2002, upon closing of the Florida manufacturing facility. The actual loss incurred upon disposal in July was $708, resulting in a third quarter recovery of $70. In March 2003, the Company recorded an expense of $67 for the impairment of unique manufacturing machinery which became obsolete when that mode of operations ceased.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on January 1, 2002, eliminating the amortization of goodwill and other intangible assets that have indefinite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets and any asset deemed to be impaired is to be written down to its fair value. Due to its March 2003 Chapter 11 proceedings, in December 2002, the Company recorded an expense of $3,262 to remove the remaining book value of all goodwill and associated intellectual property. Amortization will continue to be recorded for intangible assets with definite useful lives

      Interest Expense. Interest expense amounted to $1,093 for the year ended December 31, 2003 compared to $1,402 for 2002. The decrease is attributable to lower levels of debt carried by the Company during 2003.

      Gain on Restructuring of Payables. The net gain on debt restructuring recognized in 2002 did not recur in 2003.

      Reorganization Items. For the year ended December 31, 2003 the Company recorded expenses $655 associated with the Company's bankruptcy case. Of this amount, $1,298 of expense was recorded for legal fees and fees of the United States Trustee, offset by $685 of gains associated with the sale of assets.

      Income Tax Expense/Credit. Due to the net losses, the Company did not record an income tax expense or credit for either of the years ended December 31, 2003 and 2002. The Company has provided a valuation allowance against the total amount of the net deferred tax assets due to the uncertainty of future realization.

      Net Loss. For the year ended December 31, 2003, net loss was $3,579 (30.5% of revenue), compared to a net loss of $7,623 (28% of revenue) for the year ended December 31, 2002.

      Accretion on Preferred Stock. Convertible preferred stock issued in connection with the 2002 debt restructuring in the face amount of $4,365 was recorded at its estimated fair value $1,406. Assuming none of the holders of the Preferred Stock convert to Common Stock of Boundless Corporation, the Company would be required to record a charge to earnings available to stockholders over the ten-year redemption period such that the carrying value of the Preferred Stock equals its face value at the time of redemption. Pre-petition, the difference between the carrying value of the preferred stock and its face value was being treated as a dividend and charged to earnings available to stockholders over the ten-year redemption period unless conversion occurs, in which case accretion terminates at that point. As of December 31,2003, $247 was accreted and added to losses attributable to common stockholders.

      Net Loss Applicable to Common Shareholders. For the year ended December 31, 2003, the net loss applicable to common shareholders was $3,678, compared to a net loss applicable to common shareholders of $7,771 for the year ended December 31, 2002.

Years Ended December 31, 2002 and 2001

      Revenues: Revenues for the year ended December 31, 2002 were $26,843, as compared to $59,581 for the year ended December 31, 2001.

      Sales of the Company's General Display Terminals declined by 41.6% to $17,248 for the year ended December 31, 2002 from $29,531 for the year ended December 31, 2001. The decline is attributable to a reduction in sales of the Company's OEM product line to Hewlett Packard and IBM, which, in combination, accounted for a decline of approximately $9,659, or 63.4%, from sales in 2001.

      Sales of the Company's Windows(R)-based Terminals were $3,218 for the year ending December 31, 2001. The Company sold the Capio product line to Neoware Systems, Inc. in June 2001.

      Boundless Manufacturing recognized revenue of $ 26,709 for the year ended December 31, 2001 and $7,781 for the year ended December 31, 2002. The decline resulted from the Company's working capital constraints and the resultant loss of key customers during 2002, including Comdial Corporation, which itself provided $14,300 of the Company's total revenue in 2001.

      Net sales from the Company's Customer Services business- repairs and spare parts- were approximately $1,814 for the year ended December 31, 2002 compared to $2,108 for the year ended December 31, 2001. The decline in the number of units in the installed base as customers switched from text terminals to graphical display devices, as well as increases in the overall reliability of the Company's products underlie the decline.

      Comdial and IBM were the Company's most significant customers in 2001, accounting for approximately 24% and 11%, respectively, of the Company's total revenue.

      Gross Margin. The Company recorded negative gross margin for the year ended December 31, 2002 of $537, as compared to gross margin for the year ended December 31, 2001 of $6,283 (10.5% of revenue). The inability of the Company to quickly adjust its overhead expenses to match its declining revenue contributed to the decline.

      Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 2002 or 2001.

      Total Operating Expenses. For the year ended December 31, 2002, operating expenses were $7,523 (28% of revenue), compared to expenses for 2001 of $13,692 (23 % of revenue).

      Sales and Marketing Expenses. Sales and marketing expenses decreased 59.8% to $2,193 (8.2% of revenue) for the year ended 2002 to $5,459 (9.2% of revenue) for the year ended December 31, 2001. The decrease is attributable to the sale, in June 2001, of the Company's Windows-based terminal product line to Neoware.

      General and Administrative Expenses. General and administrative expenses decreased 61.4%, or $4,721, to $2,969 (11.1% of revenue), from $7,690 (12.8% of revenue) for the periods ending December 31, 2002 and 2001, respectively. The decrease stems from the shutdown of the Company's Boca Raton manufacturing facility in June 2002, and reductions in personnel costs, travel and professional services. During the fourth quarter of 2001, the Company recorded a $1,274 charge to earnings to recognize the settlement of employment contracts with two executives of the Company.

      Research and Development Expenses. Research and development expenses decreased to $959 in 2002 from $1,381 in 2001. The decline is due to the sale of the Company's Windows-based terminal product line to Neoware.

      Other Charges (Credits). In October 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. In June 2002, the Company recorded an expense of $778 for the impairment of the carrying value of machinery and equipment, which was sold in July 2002, upon closing of the Florida manufacturing facility. The actual loss incurred upon disposal in July was $708, resulting in a third quarter recovery of $70.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on January 1, 2002, eliminating the amortization of goodwill and other intangible assets that have indefinite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets and any asset deemed to be impaired is to be written down to its fair value. Due to its March 2003 Chapter 11 proceedings, in December 2002, the Company recorded an expense of $3,262 to remove the remaining book value of all goodwill and associated intellectual property. Amortization will continue to be recorded for intangible assets with definite useful lives

      During the second quarter of 2001 the Company recorded a gain of $1,500 on the sale of the Windows-based terminal product line to Neoware and it reduced warranty liabilities amounting to $300 due to expiration of the warranty period. Also, during the fourth quarter of 2001, the Company recognized $365 of income from the reversal of prior year expense accruals for expired marketing programs and bonus awards.

      Gain on Restructuring of Payables. During the second quarter of 2002, the Company issued mandatorily redeemable convertible preferred stock (the "Preferred Stock"), in the face amount of $4,365, as partial payment to our former lenders for removing the lien on our assets and to certain vendors as settlement against the Company's trade payables. The Company retained the services of an independent firm to determine the fair value of the Preferred Stock for purposes of recording the transactions on the Company's book of records.

      The convertible preferred stock was valued as a combination of an unsecured fixed income like security ("Debt Portion") and a warrant. The combination of the Debt Portion and warrant provided for an estimated fair value of the Preferred Stock of $1,406, resulting in the Company's recognizing a gain on the settlement of troubled debt of $2,959 in the second quarter ended June 30, 2002.

      As part of the restructuring of debt the Company also reached agreement with its unsecured trade creditors to accept cash payments in an amount less than the face value of the outstanding trade debt, short-term notes, accounts receivable offsets as well as the return of on-hand inventories. These agreements resulted in the recognition of gain on the restructuring of debt of $3,123. Under these agreements the Company was required to make total cash payments of $2,878 during calendar years 2002 through 2006. The amounts relating to the gain on the restructuring of the unsecured debt reflect an increase of $1,567 from the amount originally reported to correct the discount rate used to value the preferred stock. See Note 18 to the Consolidated Financial Statements

      Subsequently, the Company failed to meet its payment obligations under the agreements, resulting in a reversal during the fourth quarter of 2002 of $2,158 of gain on the settlement of unsecured trade debt previously recorded.

      Interest Expense. Interest expense amounted to $1,402 for the year ended December 31, 2002 compared to $1,599 for 2001. Lower levels of debt under the Company's revolving line of credit with CIT were responsible for the decline.

      Income Tax Expense/Credit. The Company recorded an income tax expense of $1,383 for the year ended December 31, 2001. The Company did not record an income tax expense or credit in 2002. The 2001 charge resulted from income tax credits of $898, which represented changes in estimates of previously provided income taxes, and the recording of a valuation allowance of $2,281 against the remaining portion of the net deferred tax assets, including net operating loss carryforwards, that the Company currently estimates may not be realized.

      Discontinued Operations. On May 11, 2001, the Board of Directors of the Company formally approved a plan to discontinue the operations of Merinta. Since November 2000, following an investment by National Semiconductor in Merinta, the Company was prohibited by its lender from contributing cash to the subsidiary. As a result, Merinta was required to fund its working capital needs from the proceeds of the National Semiconductor investment, cash generated from operations, and proceeds from any additional investments. However, the cash generated from operations was not sufficient to cover its operating needs and the Company was not successful in raising additional equity investments to supplement the proceeds from National Semiconductor. The loss from discontinued operations for the year ended December 31, 2001 was $2,150.

      Net Loss. For the year ended December 31, 2002, net loss was $7,623, compared to a net loss of $10,942 for the year ended December 31, 2001.

      Accretion on Preferred Stock. Assuming none of the holders of the Preferred Stock issued in the debt restructuring convert to Common Stock of Boundless Corporation, the Company would be required to record a charge to earnings available to stockholders over the ten-year redemption period such that the carrying value of the Preferred Stock equals its face value at the time of redemption. Pre-petition, the difference between the carrying value of the preferred stock and its face value was being treated as a dividend and charged to earnings available to stockholders over the ten-year redemption period unless conversion occurs, in which case accretion terminates at that point. As of December 31,2003, $247 was accreted and added to losses attributable to common stockholders.

      Net Loss Applicable to Common Shareholders. For the year ended December 31, 2002, the net loss applicable to common shareholders was $7,771, compared to a net loss applicable to common shareholders of $10,942 for the year ended December 31, 2001.

Impact of Inflation

      The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing and could, if necessary, pass along price changes to most of its customers.

Liquidity and Capital Resources

      The discussion below regarding liquidity and capital resources should be read together with the information included in Item 1. Business- "Bankruptcy Considerations", and Notes 1, 6, 7, 8 and 12 of Notes to Consolidated Financial Statements.

      The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 process. Those proceedings involve, or may result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors' Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

      Generally, under the Bankruptcy Code, most of a debtor's liabilities must be satisfied in full before the debtor's stockholders can receive any distribution on account of such shares. The rights and claims of our various creditors and security holders will be determined by the confirmed plan of reorganization. Further, it is also likely that pre-petition unsecured claims against the Company will be substantially impaired in connection with our reorganization. At this time we can make no prediction concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that the Company's presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future claims or investments in any Boundless security.

      The Company is highly leveraged. As of December 31, 2003, the Company had a tangible net worth deficit of $14,877 and total liabilities of $19,015. The Company had a working capital deficit, inclusive of items subject to compromise, of approximately $13,246 as of December 31, 2003, compared to working capital deficit of $9,775 as of December 31, 2002. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

      As a condition to the Valtec DIP Financing, Valtec required the Company to enter into the Ansen Corporation Manufacturing Services Agreement ("Ansen
Agreement"), pursuant to which, Ansen Corporation ("Ansen") would provide post-petition manufacturing, production and delivery services to the Company. By Order dated April 16, 2003, the Bankruptcy Court approved the Company's execution of the Ansen Agreement.

      By letter dated October 5, 2003, Ansen purported to cancel the Ansen Agreement. On November 13, 2003, Ansen filed a Request for Payment of Administrative Claim pursuant to 11 U.S.C. ss. 503 in the amount of $1.3 million ("Ansen Administrative Claim"). At December 31, 2003 the balance due Ansen was approximately $1,130. As of the date hereof the Company estimates that its total potential liability to Ansen is approximately $235.

      On the Effective Date, the allowed amount of the Ansen Administrative Claim, as determined by the Bankruptcy Court, will be paid in cash, in full. Payment of the Ansen Administrative Claim shall be funded in cash by the Company. If there should be a shortfall, Oscar Smith, a principal of Vision, has agreed to provide the Company with sufficient funds, in cash, to satisfy the remaining balance, if any, pursuant to a written agreement to provide funding in an amount not to exceed $375 (the "Smith Agreement"). By letter dated September 23, 2004, Security Bank of Kansas City committed to advance to Oscar Smith up to $375 to satisfy Smith's obligations under the Smith Agreement.

      Any advances made by Smith and/or Vision to the Company to fund payment of administrative claims ("Additional Vision Advances") shall be obligations of the Company and shall be repaid to Vision, with interest at the rate of 8% per annum, in equal monthly amortizing payments over a period of 36 months period commencing on the first month subsequent to payment in full of the Valtec Obligations, to which the Additional Vision Advances shall be subordinate in right of repayment. The Additional Vision Advances shall be evidenced by a promissory note to be issued to Vision by the Company on the Effective Date and shall provide for the Company's right to prepay the note in full without premium or penalty.

      On the Effective Date, the Company shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Boundless Common Stock sufficient to provide Vision with 100% of the Boundless Common Stock issued and outstanding, or to be issued and outstanding, under the Plan (the "Vision Shares"). Such issuance of the Vision Shares shall be deemed to be in full satisfaction of the Vision Claim.

      On or about September 17, 2003, pursuant to that certain Purchase and Sale Agreement ("Purchase Agreement") by and among the Company, Independence Community Bank ("ICB"), JPMorgan Chase and 100 Marcus LLC, the Company agreed to transfer all of its right, title and interest in and to 100 Marcus Boulevard, Hauppauge, New York, which had served as the Company's main operating facility (the "Premises"). ICB and JPMorgan Chase held mortgages on the Premises and participated in the sale transaction. The Company successfully negotiated a sale of the Premises which provided for: (i) satisfaction of all liens and encumbrances of ICB and JPMorgan Chase; (ii) payment of all outstanding real estate tax obligations from the proceeds of the sale; (iii) the Company's use of 15,000 square feet, rent free, for a period of one (1) year post-closing; (iv) the payment of $250 to the Company and (v) ICB and JP Morgan Chase retaining unsecured claims against the Company for the difference between the Company's Obligations to such banks and the amount of the proceeds of the sale of the Premises remitted to such bank. As a result, such banks will have pre-petition unsecured claims against the Company aggregating approximately $2,271.

      The Company's Plan of Reorganization contemplates an annual payment of cash to holders of allowed unsecured claims (the "Claims"). The Company believes that these Claims aggregate approximately $14,556. Holders of Claims shall receive their Pro Rata share of cash payments in an amount equal to 2% of annual revenues up to and including $7 million, on each of the first, second and third anniversary dates of the Effective Date; and cash payments in an amount equal to 4% of annual revenues exceeding $7 million, on each of the first, second and third anniversary dates of the Effective Date.

      Payments of Claims shall be escrowed on a monthly basis, and the Company must forward monthly sales reports and confirmation of the escrow to Committee Counsel. Each of the annual payments to be distributed to holders of the Claims shall be: (i) not less than $150 on each of the first and second anniversary dates; and (ii) not less than $200 on the third anniversary dates. The total amount to be distributed to holders of the Claims shall be not less than $500 (the "Minimum Distribution").

      If the Company merges with another entity or is acquired by another entity prior to the payments of all amounts due and owing pursuant to the payment plan, the remaining entity must assume the Company's obligations contained herein. Annual revenues shall include only those revenues generated from sales of the Company's product line existing prior to any merger or acquisition.

      At December 31, 2003, the Company had accrued approximately $756 primarily for legal assistance throughout the bankruptcy period. As of December 31, 2004, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,400 as of the Effective Date. Upon application for payment pursuant to ss.ss. 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

      Since it is anticipated that professional fees shall not be paid in full on the Effective Date, the Professionals (other than auditors) shall be granted a security interest upon all of the Company's assets, junior to the security interest thereon of Valtec but pari passu with the Vision security interest, if any. When the Professionals shall have been paid in full, the security interest in their favor shall be cancelled and be of no further force and effect.

      Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from uncertainties related to global economies. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be further adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

      Net cash used in operating activities during the year ended December 31, 2003 was $229, principally related to a net loss before reorganization expenses of $2,924. This amount was offset by non-cash expenses consisting of depreciation and amortization, inventory provisions, write-off of debt financing costs, and accounts receivable doubtful accounts allowances totaling $2,362, decreases in accounts receivable of $1,357 and decreases in accounts payable and other accrued expenses of $763.

      Net cash provided by reorganization activities amounted to $25 principally from proceeds of $189 from the sale of the Company's Hauppauge facility and payment of legal fees of professionals and fees of the United States Trustee. Net cash provided by investing activities was comprised of $117 stemming from the sale of miscellaneous equipment. Net cash provided by financing activities was $844 which includes proceeds of $1,572 from DIP loans offset by payments on loans and capital leases of $728.

      Net cash provided by operating activities during the year ended December 31, 2002 was $3,950, principally related to a reduction in accounts receivables and inventory of $6,999 and $5,594, respectively; and offset by a gain on the restructuring of accounts payable of $3,924. This amount was further reduced by a reduction in accounts payable of $4,522, and $3,262 relating to the write-off of goodwill. Other non-cash expenses included depreciation and amortization of $1,709, inventory provisions of $565 and accounts receivable doubtful accounts allowances of $599. Net cash provided by investing activities was comprised of $443 from the sale of the assets at the Company's Boca Raton manufacturing facility; offset by $127 in capital expenditures. Net cash used in financing activities was $4,287 and included proceeds of $1,478, principally unsecured loans from Valtec Capital, proceeds from the sale of the Company's common stock in a private placement amounting to $162, and payments on loans of $5,927

      Net cash used in operating activities during the year ended December 31, 2001 was $1,646, principally related to a net loss of $10,942. This amount was offset by non-cash expenses, principally depreciation and amortization of $3,670, decreases in inventory of $798 and increases in accounts payable and other accrued expenses of $2,783. Net cash provided by investing activities was comprised of $1,600 stemming from the sale of the Company's Windows-based terminal product line to Neoware Systems, Inc., offset by capital expenditures of $401. Net cash provided by financing activities was principally comprised of the proceeds from the sale of the Company's common stock in the amount of $1,189 and proceeds of $1,733 from the issuance of debt. These amounts were offset by repayments of $2,602 due under the Company's mortgage note and revolving line of credit.

Capital Commitments.

      Following is a summary of our material contractual cash obligations, including operating lease commitments (which are sometimes referred to as "off-balance sheet debt") as of December 31, 2003:

                                        Less than   Years      Years
                                        one year   2 and 3     4 -6       Total
                                        --------   -------     ----       -----
Long-term debt                          $   837    $ 1,148    $   433    $ 2,418
Operating leases                            228        513        517      1,258
                                        -------    -------    -------    -------
Total contractual cash obligations      $ 1,065    $ 1,661    $   950    $ 3,676
                                        -------    -------    -------    -------

      The Company is not generally permitted to make any payments on pre-petition debt as a result of the bankruptcy filing. The Company has reached repayment agreements with its secured lenders, as well as other administrative creditors. The amounts included in the above table represent only those obligations for which we have finalized an agreement; however, these numbers are still subject to change until such time as the plan of reorganization is approved and we emerge from bankruptcy. In addition, we may still assume, assume and assign or reject certain executory contracts and unexpired leases pursuant to the Bankruptcy Code. As a result, we anticipate that other lease obligations as currently identified in the above table will continue to change as well.

Going Concern Comment and Management's Plan of Action

      Our auditors' reports on our financial statements includes a comment regarding our ability to continue as a going concern.

         The primary issues management will focus on immediately following confirmation of the Company's Plan of Reorganization include:

      o Working with its secured lender on a restructuring of the terms of the DIP debt which it holds, thereby reducing the Company's cost of borrowing.

      o Initiating negotiations with suppliers to secure trade financing of working capital of approximately $1-2 million under terms and conditions to be agreed upon. There can be no assurance that such financing will materialize.

      o The continual negotiation of material contracts for the sale of its manufacturing services to customers which management believes will provide additional liquidity for operations. There can be no assurances that these contracts will materialize.

      o The ability of the Company to generate cash from operations and to maintain adequate cash on hand; and

      o     The ability of the Company to achieve profitability.

      The Company believes that positive operating cashflows and profitability will not come from the general purpose text terminal marketplace. The Company has been and will continue to focus on the current business from the current customers in order to provide a reliable cash flow with which to execute growth plans. The paths to growth that the Company has developed include:

      1. Repositioning the Company's business from a text terminal company to a Point-of-Service/Point-of-Sale ("POS") technology company, and build upon our historical success in POS to establish a strong link between the Company's and POS' applications. A key activity in support of the POS initiative includes leveraging the Company's existing technology platforms

      2. Gaining access to a more modern and growing market through new product offerings including Web terminals and terminals utilizing the Linux operating system which provide high security, high levels of productivity and high reliability.

      3. Enter the Radio Frequency Identification ("RFID") market place with a high value-to-cost offering. Position the company as a RFID provider to POS integrators and OEMs. RFID Controllers - read/write RFID modules for both 13.56 mhz and 900 mhz- will be embedded into the Company's technology platforms.

      4. Applying its robust Build-to-Order ("BTO") processes to growth products and markets.

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

      Inventory turnover was 5.5 times in 2003 and 2002. Inventory reserves at December 31, 2003 were $1,242 and were $789 for the year ended December 31, 2002. The higher reserve in 2003 is mainly attributable to a non-cancellable inventory purchase commitment with our board supplier, Ansen, which resulted in an additional provision of $528, per the Company's policy for excess inventory reserve requirements.

      Accounts Receivable. The Company sells its products primarily on net 30-day terms. Receivable turnover was 6.0 in 2001, 4.3 in 2002 and 6.8 in 2003. The decline in receivable turnover in 2002 is due to the failure of Comdial Corporation to pay for products purchased in 2002. See Item 3- Legal Matters.

New Accounting Pronouncements

      In May 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on the Company's results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The provisions of this Standard do not have a significant effect on our financial position or operating results.

In November  2003,  the EITF reached a consensus on issue 03-10,  Application of
EITF  02-16  by   Resellers  to  Sales   Incentives   Offered  to  Consumers  by
Manufacturers, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location. The final consensus eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on issue 03-0 1, The Meaning of Other-Than- Temporary Impairment and its Application to Certain Investments. EITF 03-0 1 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position, operating results or disclosures.

      In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS 132(R) revised employers' disclosure about pension plans and other post-retirement benefit plans. SFAS 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS 132(R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The provisions of SFAS 132(R) are not currently applicable to Boundless.

      In December 2003, the FASB issued Interpretation 46R, "Consolidation of Variable Interest Entities" (revised December 2003), ("FIN 46R") which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003. See Note 2(n), "Summary of Significant Accounting Policies - New Accounting Pronouncements" in the Notes to Consolidated Financial Statements for more details on FIN 46 and FIN 46R and their impact on the Company.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Boundless in the first quarter of fiscal 2006, beginning on January 1, 2006. Boundless is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Pursuant to a modification of the effective date issued by the Securities and Exchange Commission, we will be required to adopt SFAS 123R at the beginning of 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by Boundless in the third quarter of fiscal 2005, beginning on July 1, 2005. Boundless is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates related primarily to the Company's revolving credit facility and long-term debt obligations. The Company managed this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings.

At December 31, 2002 the Company had in place an interest rate swap agreement in the amount of $305,551 bearing three-month LIBOR interest of 1.4%. The interest rate swap agreement expired March 31, 2003. The deferred loss resulting from the swap agreements, as calculated using the mark-to market method, was not material. At December 31, 2002, the Company's interest rate swap, a cash flow hedge, was closed out to the statement of operations.

      The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2003 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

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

      See Item 15(a)(1) and (2) of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      For information regarding the Company's change in independent auditors from BDO Seidman LLP to BP Audit Group PLLC, please refer to Boundless' Form 8-K filed with the SEC on December 1, 2003.

ITEM 9A. CONTROLS AND PROCEDURES.

      An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The directors and executive officers of the Company are as follows:

Name                  Age    Positions and Offices
----                  ---    ---------------------

Frank Stephens        53     Chairman of the Board of Directors

Richard Bowman        44     Director

John D. Ryan          54     Acting Chief Executive Officer

Joseph Gardner        46     Vice President - Finance, Chief Financial Officer

      J. Frank Stephens has been a member of the Board since July 2001. Mr. Stephens has over 30 years domestic and international experience in the consumer, food service, and industrial ingredients channels. Since April 1997 Mr. Stephens has held the office of President, Capital Sigma Investments ("CSI"), a privately funded equity group focused in the health and soyfoods category. Since April 1998, concurrent with CSI's acquisition of Quong Hop & Co., a regional soy foods company, Mr. Stephens has served as the Chief Executive Officer of Quong Hop & Co. Prior to this, and from August 1996 until March 1997, Mr. Stephens served as the Director of Strategic Planning for Global Consumer Products, Inc., a company specializing in new product development and branding for consumer-oriented companies.

      Mr. Bowman has served on the Board of the company since February 2002. He has extensive experience in agribusiness, technology development and the financing of commercial agri-processing projects in lesser developed countries. He is presently the President, Chief Executive Officer, and Corporate Director of AgCheck Canada Ltd., a Canadian based firm specialized in the design, implementation and marketing of carbon offset projects. He has served in this position since January, 2003. Prior to this, from March 2000 until starting his current position, Mr. Bowman served as an executive consultant, advising select agribusiness and environmental firms in North America in the areas of production management, environmental compliance, and options for environmentally based financing.

      John D. Ryan ("Jack") has served as the Vice President of Operations since 2000, and as the acting Chief Executive Officer since June 2004. Jack is a manufacturing executive with over 30 years experience in Manufacturing Operations, Supply Base Management, Quality Assurance and Product Development within the Computer, Computer Peripheral, Microelectronics, and Communications industries. He is currently the Chief Operating Officer for Boundless Corporation.

      Prior to joining Boundless Corporation, Jack held a variety of senior management positions in Manufacturing, Supply Chain Management, Product Outsourcing, and Quality Assurance for companies including Solectron, NCR and AT&T. Jack has worked at the SUNY Stony Brook Harriman School of Management and Policy as a lecturer on topics including High Velocity Flexible Manufacturing, and Strategic Planning for Manufacturing.

      Joseph Gardner has served as Vice President of Finance and Chief Financial Officer of the Company since October 31, 1997. Mr. Gardner has been employed by Boundless Technologies, Inc. since April of 1990. Prior to 1997, Mr. Gardner served as the Controller and Vice President of Quality Assurance for Boundless Technologies. Before joining Boundless, Mr. Gardner served in various executive financial positions with NCR Corporation including Business Planning for the Financial Systems Division and Cash Management/Foreign Exchange Exposure Management. Mr. Gardner is also a Certified Public Accountant as well as a Certified Management Accountant and received his MBA from Bowling Green State University.

      In June 2004 Mr. Joseph V. Joy, Jr. resigned from his position as president and CEO of the Company and from his position on the Board of Directors. The Company provided payments to Mr. Joy equal to four-months salary, payable over six months, for consulting and transition services. The total payments made to Mr. Joy under the period were approximately $72,000.

      In October 2004 Mr. Anthony Giovaniello resigned from his position as Senior Vice President- Business Development.

      In connection with the Company's bankruptcy filing on March 12, 2003, Messrs. Brooks, Masri and Smith resigned from the Board of Directors. On September 30, 2004, Mr. John McGovern resigned from his position as the Chairman of the Board of Directors.

      Prior to February 28, 2002, non-employee members of the Company's Board of Directors received $12,000 annually, and $500 for each Board of Director meeting attended, as compensation for services rendered to the Company in their capacity as directors of the Company. In addition, non-employee members of the Company's Board of Directors received $6,500 annually for services provided as a member of either the Audit or Compensation Committees. Due to the significant increase in time devoted to the Company Messrs. Matheson and Wood, each a member of the Board of Directors prior to February 28, 2002, also were entitled to payments of approximately $4,500 per month during the first six months of 2001.

      Due to cash constraints, the Company reached agreement to defer payments due to the non-employee members of the Board of Directors for services rendered to the company in 2001. On February 21, 2002, the Company issued to each of Messrs. Matheson and Wood a promissory note in the principal amount of $38,666.76, bearing interest thereon at the rate of 7% per annum. The Company issued to Mr. Murphy, a member of the Board of Directors prior to February 28, 2002, a promissory note in the principal amount of $18,666.72, also bearing interest thereon at a rate of 7% per annum. The promissory notes were payable in equal installments over 52 weeks beginning March 15, 2002.

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

      On February 28, 2002, the Company granted to certain of its then non-employee members of the Company's Board of Directors, each of Messrs. Bowman, Brooks, Masri, McGovern and Smith, two non-qualified stock options to purchase a total of 40,000 shares of the Company's Common Stock. The first option, to purchase 25,000 shares of Common Stock, vests immediately, has a strike price per share of common stock of $1.03, and expires five years following the date of grant. The second option, covering the purchase of up to 15,000 shares of Common Stock, vests pro rata over a 24-month period, has a strike price of $1.03 per share of Common Stock, and expires five years following the date of grant. In addition the Company granted to Mr. Stephens, a non-employee member of the Company's Board of Directors, an option to purchase 15,000 shares of the Company's Common Stock. Of the 15,000 shares which may be purchased under the option, 5,000 vest immediately, and 10,000 vest pro rata over an 16-month period. The option has a strike price per share of Common Stock of $1.03 and expires five years from the date of grant.

      The stock options granted on February 28, 2002, contain such forfeiture provisions as are normally contained in options granted by the Company to its employees, except that such options will immediately vest in the event there is a change of control of the Company or if such Director ceases to serve as a Director of the Corporation for any reason, except due to his own initiative.

Audit Committee Financial Expert

      The Board of Directors of Boundless Corporation has determined that J. Frank Stephens, Chair of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A and Items 401(h)(1)(ii) of Regulation S-K of the Exchange Act.

Audit Committee

      Boundless Corporation has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are J. Frank Stephens and Richard Bowman.

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

      A review of the Forms 3, 4 and 5 filed or due with the Commission in 2002 indicates that each of Joseph Joy, Joseph Gardner, Anthony Giovaniello, Daniel Matheson, Jack Murphy and Gary Wood did not file either a Form 4 or a Form 5 with respect to one transaction, that Frank Stephens did not file a Form 4 or a Form 5 report with respect to two transactions and that each of Richard Bowman, Gary Brooks, Safwan Masri, John McGovern and Oscar Smith did not file a Form 3 following his appointment to the Company's Board of Directors.

      A review of the Forms 3, 4 and 5 filed or due with the Commission in 2003 and 2004 indicates that each of Joseph Joy, Joseph Gardner, Anthony Giovaniello, Richard Bowman, Gary Brooks, Safwan Masri, John McGovern, Oscar Smith, and Frank Stephens did not file a Form 5 as required under section 16(b) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

      The table below discloses all cash compensation awarded to, earned by or paid to our Chief Executive Officer and our four most highly compensated executive officers who earned more than $100,000 for services rendered in all capacities to us during the fiscal year ended December 31, 2003 (collectively, the "named executive officers"). In addition, it provides information with respect to the compensation paid by us to the named executive officers during 2002 and 2001.

                           Summary Compensation Table

                                                    Annual Compensation               Long-Term
                                            ------------------------------------     Compensation
                                                                                     ------------
Name and Principal                                                   Other Annual                       All Other
Position                       Year         Salary        Bonus      Compensation    Options(#)(2)     Compensation
-----------                    ----         ------        -----      ------------    -------------     ------------
Joseph V. Joy(3)(4)          12/31/03      $143,257         --               --               --             --
Former President, and        12/31/02      $136,327         --               --          170,000             --
Chief Executive Officer      12/31/01      $154,431         --               --            2,000             --

Anthony Giovaniello(4)       12/31/03      $134,317         --               --               --             --
Executive VP Boundless       12/31/02      $130,326         --               --          140,000             --
Manufacturing                12/31/01      $147,041         --               --            2,000             --

Joseph Gardner               12/31/03      $136,610         --               --               --             --
Vice President-Finance       12/31/02      $134,574         --               --           75,000             --
Chief Financial Officer      12/31/01      $162,846         --               --            2,000             --

J. Gerald Combs              12/31/01      $316,250         --               --               --             --
Former Chief
Executive Officer

Jeffrey K. Moore             12/31/01      $145,971         --          $11,400               --             --
Former Vice President
Corporate Development

(2) Options granted in February 2001 to the named executive officers have a strike price of $2.60 per share of Common Stock. Options granted in October 2002 to the named executive officers have a strike price of $0.45 per share of Common Stock.

(3) Promoted to Chief Executive Officer and President January 2002. Resigned from the company June 30, 2004

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

      The Company entered into a Separation Agreement and General Release (the "Separation Agreement") with each of Mr. Combs and Mr. Moore and issued a 6% Convertible Promissory Note (the "Note") to each of them, with a principal amount of $475,000 for Mr. Combs and $382,600 for Mr. Moore, representing the separation payments. The principal amount of the notes include a bonus previously awarded by the Company for the year 2000 ($75,000 for Mr. Combs and $25,000 for Mr. Moore), which had not been paid by the Company. Simultaneously, the Company entered into a Consulting Agreement with Mr. Combs and an Employment and Consulting Agreement with Mr. Moore (together, the "Consulting Agreements"). Mr. Combs was to serve as a consultant to the Company until March 31, 2003, and Mr. Moore was to remain as an employee of the Company at a reduced salary and in a non-officer capacity until March 31, 2002 and thereafter serve as a consultant to the Company until February 27, 2003. Under the Consulting Agreements the Company agreed to pay a total of $241,056 to Mr. Combs and $137,500 to Mr. Moore. The Company agreed that, to the extent not already vested, all stock options held by Mr. Combs (480,000) and Mr. Moore (205,000) would be fully vested immediately and such options would be exercisable for five years from January 1, 2002. The exercise prices of such stock options were not changed. The Company (including its subsidiaries) granted releases to Mr. Combs and Mr. Moore, each of whom granted reciprocal releases to the Company (and its subsidiaries).

      Each Note was payable on February 27, 2003 and entitled the holder to convert it at the price of $1.25 per share into restricted shares of the Company's common stock at any time prior to such maturity date. However, if the Notes were not converted and the Company had not raised equity financing of at least $2,500,000 prior to such maturity date, the Company had the option to extend the Notes for two years and to pay the Notes in 24 monthly installments. The Company's obligations to make payments under the Notes were subordinated to its current or future obligations to repay all other indebtedness for borrowed money. The shares into which the Notes could have been converted were accompanied by "piggyback" registration rights. As a result of the bankruptcy filing, the obligations to both Messrs. Combs and Moore are unsecured and subject to compromise.

      Under the Consulting Agreements, if Mr. Combs or Mr. Moore introduced the Company to a party with which the Company completed a financing, merger or acquisition transaction between June 1, 2002 and December 31, 2003, he would be entitled to certain commissions of either 2% or 4% of the transaction or financing amount. In addition to advising the Company on financings, mergers and acquisitions and business development, the duties of Mr. Combs and Mr. Moore under these agreements included cooperation in the transfer of his duties to his successor at the Company and providing testimony in any future proceeding involving the Company. No obligation of the Company was incurred as a result of the Consulting Agreements.

      Under the Separation Agreements, each of Mr. Combs and Mr. Moore agreed to transfer to the Company his 2,000,000 shares of the outstanding common stock of Boundless Manufacturing Services, Inc., resulting in the Company's holding 75% of the 20,000,000 outstanding shares of Boundless Manufacturing. In addition, Mr. Combs and Mr. Moore each agreed to the termination of his Employment Agreement with the Company, surrendering his rights to early termination payments, which would have exceeded the amount each of them was receiving under the Notes and Consulting Agreements, and agreed to certain covenants including, among others, those relating to confidentiality, non-competition and notification to the Company of business opportunities.

      The Company and Boundless Manufacturing Services, Inc. had entered into employment agreements with Messrs. Joseph Joy and Anthony Giovaniello, respectively then the President of Boundless Manufacturing and Executive Vice President, Business Development. The terms and conditions of the agreements for each of Messrs. Joy and Giovaniello were substantially similar, having an initial term of approximately four years and expiring July 1, 2003, unless sooner extended or terminated as provided for in the agreements.

      The agreements called for the purchase, by each of Messrs. Joy and Giovaniello, of 12.5% of Boundless Manufacturing Services, Inc.'s issued and outstanding common stock. These shares could have been repurchased by Boundless Manufacturing Services, in a manner as defined in the agreements, should that company fail to meet defined minimum performance standards. The agreements called for annual salaries of approximately $155,000, subject to an annual review; and a cash bonus of up to $100,000 annually determined by achievement against specified objectives. Pursuant to their employment agreements, Mr. Joy and Mr. Giovaniello had the option, upon attainment of certain defined performance standards, to convert their shares of Boundless Manufacturing into up to an aggregate of 300,000 shares of the Company's Common Stock.

      In the event either of Messrs. Joy or Giovaniello was terminated for failure to attain the minimum performance standards, as defined, he would be entitled to continuation of base salary for a period not to exceed six months. In the event of termination without cause, or if either Messrs. Joy or Giovaniello resigned as a result of a change of control of the Company, he would be entitled to continuation of base salary for a period not to exceed 18 months. In addition, in the event of termination without cause or resignation resulting from a change of control, the employee was entitled to payment of the pro rata portion of the cash bonus the employee would have been entitled to had he remained continuously employed through the end of the year within which termination occurs.

      In June 2004 Mr. Joseph V. Joy, Jr. resigned from his position as president and CEO of the Company and from his position on the Board of Directors. The Company provided payments to Mr. Joy equal to four-months salary, payable over six months, for consulting and transition services. The total payments made to Mr. Joy under the period were approximately $72,000. In October 2004 Mr. Anthony Giovaniello resigned from his position as Senior Vice President- Business Development. While each of Messrs. Joy and Giovaniello retain their respective ownership position of Boundless Manufacturing, the Company has no obligations resulting from the employment agreements.

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

                              Option Grants in 2002

      The following table sets forth information, as of December 31, 2002, regarding the outstanding options to purchase the Company's Common Stock granted in 2002 under either the Company's 1995, 1997, or 2000 Incentive Plans to the named executive officers:

                            Number of                                                       Potential Realizable
                           Securities    Percent of Total                                     Value at Assumed
                           Underlying      Options/SARs       Exercise or                   Annual Rates of Stock
                          Options/SARs     Granted under      Base Price     Expiration    Price Appreciation for
        Name               Granted (#)    Incentive Plans       ($/Sh)          Date            Option Term
        ----               -----------    ---------------       ------          ----            -----------
                                                                                             5% ($)      10% ($)
                                                                                             ------      -------
Joseph V. Joy, Jr. (1)       170,000            9.4%            $ 0.45        10/30/07       21,136       46,704
Anthony Giovaniello(1)       140,000            7.7%            $ 0.45        10/30/07       17,406       38,462
Joseph Gardner(1)             75,000            4.1%            $ 0.45        10/30/07        9,325       20,605

----------
(1) Options were granted 10/30/02 and vest over a maximum period of four years.

                        Option Grants in Last Fiscal Year

      The Company did not grant options to the named executive officers during the fiscal year ending December 31, 2003.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

      The following table provides information on the value of the named executive officers' unexercised options to purchase shares of Common Stock at December 31, 2003.

                                                                                        Value of Unexercised
                                                   Number of Unexercised Options      In-the-Money Options at
                                                      at December 31, 2003 (#)        December 31, 2003 ($)(1)
                                                   -----------------------------    ----------------------------
                          Shares
                        Acquired on     Value
       Name             Exercise(#)    Realized     Exercisable    Unexercisable    Exercisable    Unexercisable
       ----             -----------    --------     -----------    -------------    -----------    -------------
Joseph V. Joy, Jr.           0            $0           51,583         120,417            $--              $--
Anthony Giovaniello          0             0           42,833          99,167             --               --
Joseph Gardner               0             0          125,124          31,876             --               --

(1) The last sale price of the Company's Common Stock on December 31, 2003, $ 0.01.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of April 1, 2004, by (i) each of the Company's directors and "named executive officers,"
(ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Except as indicated each such person has sole voting and investment powers with respect to his and her shares. The address of Goldplate Holdings, LTD. is 241 Fifth Avenue, Suite 302, New York, NY. The address of Unique Co-Operative Solutions Inc./ Oscar L. Smith is 9185 Bond, Overland Park, KS 66214. The address of Neoware Systems, Inc. is 400 Feheley Dr., King of Prussia, PA 19406.

                                      Number of Shares          Percentage of
Name of Beneficial Owner             Beneficially Owned       Outstanding Shares
------------------------             ------------------       ------------------

Unique Co-Operative Solutions,         1,017,389(1)(3)               15.0%
Inc./ Oscar L. Smith
JPMorganChase                            900,000(5)                  12.5%
J. Gerald Combs                          905,923(2)(3)(6)            12.0%
Neoware Systems, Inc.                    383,335(4)                   5.7%
Valtec Capital Corp.                     400,000(8)                   5.6%
Joseph V. Joy, Jr                        134,684(3)                   2.0%
Joseph Gardner                           127,844(3)                   1.9%
Anthony Giovaniello                       95,438(3)                   1.4%
Frank Stephens                            91,263(3)(7)                1.3%
Richard Bowman                            75,000(3)                   1.1%
John McGovern                             40,000(3)                     *
Jeffrey Hilk                              22,718(3)                     *
Aziz El-Farra                              3,747(3)                     *
All current directors and
executive officers as a group            590,694(3)                   8.3%
(eight individuals)

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

(2)   Resigned as the Chief Executive  Officer of the Company  effective January
      2002.

(3) Includes or consists of shares of Common Stock issuable upon exercise of options as follows: Mr. Smith: 40,000; Mr. Combs: 480,000; Mr. Gardner:
      112,936;  Mr. Joy: 69,291; Mr. Bowman:  40,000, Mr. Stephens:  43,000; Mr.
      Giovaniello:  57,416;  Mr. Hilk:  22,718;  Mr.  El-Farra:  3,747;  and Mr.
      McGovern: 40,000. Includes or consists of shares of Common Stock issuable upon exercise of warrants as follows: Mr. Combs: 5,834; Mr. Gardner:
      1,945; Mr. Joy: 8,042; Mr. Stephens: 6,097; and Mr. Giovaniello: 2,917.

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

(5) On June 27, 2002, the Company entered into an agreement with its then secured lenders to terminate its revolving line of credit (the "Chase Credit Line"). In return for termination of the Chase Credit Line, the Company, amongst other consideration, agreed to issue 750,000 shares of its common stock and shares of its newly-created convertible preferred stock (the "Preferred Stock") with a stated value of $1,250,000. The Company has agreed to register under the Securities Act of 1933 such common stock and the shares into which the Preferred Stock may be converted. The lenders have certain anti-dilution protection for their shares of common stock. The Preferred Stock may be converted after the first anniversary of their issuance into shares of the Company's common stock at $3.00 per share and, unless sooner converted into common stock, must be redeemed by the Company on June 30, 2012 for their stated value. Includes 100,000 shares underlying three warrants held by JPMorganChase to purchase shares of Common Stock at an exercise price of $6.875 per share with respect to 50,000 shares, $4.50 per share with respect to 35,000 shares, and $7.00 per share with respect to 15,000 shares.

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

(8) By a Loan and Security Agreement dated December 3, 2002 (the "Valtec Loan Agreement"), the Company consolidated prior borrowings and received additional borrowings from Valtec in the aggregate amount of approximately $1.2 million (plus accrued and unpaid interest and other charges). In connection with the Valtec Loan Agreement, the Company issued a warrant to Valtec to purchase 400,000 shares of the Company's Common Stock. The common shares underlying the warrant, have an exercise price per share of common stock of $0.36, and the warrant expires five years following the date of grant.

Under the Plan of Reorganization, all outstanding common stock and derivative securities of the Company will be cancelled upon the Company's emergence from bankruptcy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the fourth quarter of 2001 the Company established a reserve in the amount of $67,625 against a $50,000 note receivable and accrued interest thereon from the Morgan Kent Group. The note, evidencing a loan to the Morgan Kent Group, was entered into July 18, 1997, and was due and payable July 1999 but was extended to July 2001. At the time of the loan, Morgan Kent held beneficial ownership of approximately 54% of the Company.

      On June 27, 2002, the Company entered into an agreement with its then secured lenders to terminate its revolving line of credit (the "Chase Credit Line"). In return for termination of the Chase Credit Line, the Company, amongst other consideration, agreed to issue 750,000 shares of its common stock and shares of its newly-created convertible preferred stock (the "Preferred Stock") with a stated value of $1,250,000. The Company had agreed to register under the Securities Act of 1933 such common stock and the shares into which the Preferred Stock may be converted. The lenders had certain anti-dilution protection for their shares of common stock. The Preferred Stock may be converted after the first anniversary of their issuance into shares of the Company's common stock at $3.00 per share and, unless sooner converted into common stock, must be redeemed by the Company on June 30, 2012 for their stated value.

      During the period from the Petition Date through and including April 30, 2003, Valtec provided debtor-in-possession financing ("Valtec DIP Financing") to the Company. As a condition to the Valtec DIP Financing, Valtec required the Company to enter into the Ansen Corporation Manufacturing Services Agreement ("Ansen Agreement"), pursuant to which, Ansen Corporation ("Ansen") would provide post-petition manufacturing, production and delivery services to the Company. Ansen is majority owned by Valtec. By Order dated April 16, 2003, the Bankruptcy Court approved the Company's execution of the Ansen Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Accountant Fees

      The aggregate fees billed for professional services rendered by BP Audit Group and by BDO Seidman, LLP for the years ended December 31, 2001, 2002 and 2003 are as follows (amounts in dollars):

                                                2003          2002          2001
                                          ----------    ----------    ----------
BP Audit Group
Audit fees                                $   67,404    $   52,425    $       --
Audit-related fees                                --            --            --
Tax fees                                          --            --            --
All other fees                                    --            --            --
                                          ----------    ----------    ----------
                                          $   67,404    $   52,425    $       --
                                          ----------    ----------    ----------

BDO Seidman, LLP
Audit fees                                $    2,500    $   42,050    $  259,110
Audit-related fees                                --        18,000        12,970
Tax fees                                          --        66,792        81,968
All other fees                                    --        41,924         2,944
                                          ----------    ----------    ----------
                                          $    2,500    $  168,766    $  356,992
                                          ----------    ----------    ----------

Total Independent Accountant Fees
Audit fees                                $   69,904    $   94,475    $  259,110
Audit-related fees                                --        18,000        12,970
Tax fees                                          --        66,792        81,968
All other fees                                    --        41,924         2,944
                                          ----------    ----------    ----------
                                          $   69,904    $  221,191    $  356,992
                                          ==========    ==========    ==========

      Fees for audit services consist of audits of the Company's consolidated financial statements and limited reviews of the Company's consolidated quarterly financial statements.

      Fees for audit-related services consist of statutory audits of the Company's 401K plan.

      Fees for tax services consisted of assistance with preparation of state and federal tax returns.

      All Other Fees billed in 2002 consisted of review of the Company's registration statement on Form S-3 and reorganization consulting.

      All of the services under the Audit Related, Tax and All Other Fees categories above have been approved by the Audit Committee pursuant to paragraph
(c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

Audit Committee Pre-Approval Policy and Procedures.

      The Audit Committee of the Boundless Board of Directors adopted the policy on pre-approval of services of independent accountants in October 2003. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to the Company and its subsidiaries and affiliates by its auditors. The process by which this is carried out is as follows:

      For recurring services, the Audit Committee reviews and pre-approves BP Audit Group's annual audit services and employee benefit plan audits in conjunction with the Committee's annual appointment of the outside auditors. The materials include a description of the services along with related fees. The Committee also reviews and pre-approves other classes of recurring services along with fee thresholds for pre-approved services. In the event that the pre-approval fee thresholds are met and additional services are required prior to the next scheduled Committee meeting, pre-approvals of additional services follow the process described below.

      Any requests for audit, audit-related, tax and other services not contemplated with the recurring services approval described above must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

      On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                                                Page No.
                                                                                                --------
(a)   (1)(2)  Financial Statements and Schedules

              Index to Consolidated Financial Statements and Financial Statement Schedules        F-1

      All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial
      Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the Year ended December 31, 2003 or is not applicable or required.

(b)   Reports on Form 8-K

      On February 2, 2005, we filed a current report on Form 8-K disclosing we entered into a secured post-petition financing agreement with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property

      On March 12, 2003, the Company and three of its subsidiaries, Boundless Technologies, Inc., Boundless Manufacturing Services, Inc. and Boundless Acquisition Corp. (a non-operating subsidiary) (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of New York, Central Islip (the "Bankruptcy Court").

      On April 2, 2003, we filed a current report on Form 8-K disclosing BDO Seidman, LLP resigned its engagement as our independent auditors concurrent with our filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

      On December 1, 2003 we issued a current report on Form 8-K announcing the appointment of BP Audit Group, PLLC as our independent auditors.

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

10(l)[6]          Employment Agreement, dated March 1, 2000, among Registrant,
                        Boundless Technologies, Inc. and James Gerald Combs.

Exhibit No.*      Description of Exhibit
------------      ----------------------

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

Exhibit No.*      Description of Exhibit
-----------       -----------------------

10(aa)[9]         Seventh Amendment, dated as of March 27, 2002, to Second
                        Amended and Restated Credit Agreement and Guaranty with Chase.

11**              Statement re Computation of Per Share Earnings. See
                        Consolidated Financial Statements.

12.1[10]          Letter Agreement, dated January 27, 2005, from Entrepreneur
                        Growth Capital LLC to Boundless Corporation and its subsidiaries.

12.2[10]          Loan  and Security Agreement, dated January 27, 2005, by and among Entrepreneur Growth Capital LLC and Boundless
                        Corporation and its subsidiaries.

12.3[10]          Corporate Guaranty of All Liability with Collateral, dated
                        January 27, 2005, by Boundless Corporation and its subsidiaries in favor of Entrepreneur Growth Capital LLC.

12.4[10]          Certificate of Corporate Resolutions, dated January 27, 2005, of Boundless Corporation, Boundless Acquisition Corp., Boundless Technologies, Inc., and Boundless Manufacturing Services, Inc.

12.5[10]          Intercreditor and Subordination Agreement, dated January 27,
                        2005, by and between Vision Technologies, Inc. and Entrepreneur Growth Capital.

21[5]             List of Subsidiaries

31                Section 302 Certification

32                Section 906 Certification

----------

[1] Incorporated by reference to Registrant's Registration Statement on Form S-18 (File No. 33-32396-NY).

[2] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

[3] Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

[4] Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

[5] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

[6] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.*      Description of Exhibit
-----------       -----------------------

[7] Incorporated by reference to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed January 31, 2002.

[8] Incorporated by reference to the Registrant's Report on Form 8-K filed January 23, 2002.

[9] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

[10] Incorporated by reference to the Registrant's Report on Form 8-K filed February 2, 2005.

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

Date: August 31, 2005

                                        BOUNDLESS CORPORATION


                                        By:  /s/ John D. Ryan
                                             -----------------------------------
                                             John D. Ryan
                                             Acting Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John D. Ryan                    Acting Chief Executive Officer                  August 31, 2005
----------------------------
John D. Ryan


/s/ Joseph Gardner                  Vice President - Finance, Chief Financial       August 31, 2005
----------------------------        Officer (Principal Accounting Officer)
Joseph Gardner


/s/ Richard Bowman                  Director                                        August 31, 2005
----------------------------
Richard Bowman


/s/ Frank Stephens                  Chairman, Board of Directors                    August 31, 2005
----------------------------
Frank Stephens

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-possession)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002            F-3

Consolidated Statements of Operations
  for the years ended December 31, 2003 and 2002                        F-4

Consolidated Statements of Comprehensive Loss
  for the years ended December 31, 2003 and 2002                        F-5

Consolidated Statements of Changes in Stockholders' Deficit
  for the years ended December 31, 2003 and 2002                        F-6

Consolidated Statements of Cash Flows
  for the years ended December 31, 2003 and 2002                        F-7

Notes to Consolidated Financial Statements                              F-9-26

Report of Independent Registered Public Accounting Firm                 F-27

Consolidated Balance Sheet as of December 31, 2001                      F-28

Consolidated Statements of Operations
  for the years ended December 31, 2001 and 2000                        F-29

Consolidated Statements of Comprehensive Loss
  for the years ended December 31, 2001 and 2000                        F-30

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 2001 and 2000                        F-31

Consolidated Statements of Cash Flows
  for the years ended December 31, 2001 and 2000                        F-32

Notes to Consolidated Financial Statements                              F- 34-51

Schedule I - Condensed Financial Information of Registrant              S- 1-3

Schedule II - Valuation and Qualifying Accounts                         S- 4-5

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Boundless Corporation (Debtor-in-Possession)
Farmingdale, New York

We have audited the accompanying consolidated balance sheets of Boundless Corporation and Subsidiaries (Debtor and Debtors-in-Possession) as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficit and cash flows for each of the years then ended. We have also audited the schedule of valuation and qualifying accounts for each of the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boundless Corporation and Subsidiaries (Debtor and Debtors-in-Possession) as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule of valuation and qualifying accounts presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company and its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code on March 12, 2003. The Company has suffered substantial losses from operations in each of its last four fiscal years. In addition, as of December 31, 2003, the Company has a stockholders' deficit of $14,877,000 and has a working capital deficit of $39,000, excluding liabilities and other items subject to compromise of $13,207,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Although the Company and its subsidiaries are currently operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is first contingent upon the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and emerge from bankruptcy protection and then subsequently, among other things: (1) the ability of the Company to restructure the terms of its secured debtors-in-possession financing, thereby reducing its cost of borrowing; (2) the ability of the Company to negotiate trade financing with suppliers at acceptable terms; (3) the ability of the Company to negotiate contracts for the sale of its manufacturing services to customers to provide additional liquidity for operations; (4) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; and (5) the ability of the Company to achieve profitability. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BP Audit Group, PLLC

Farmingdale, NY

May 13, 2004, except as to Notes 5 and 10 for which the date is May 19, 2005

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            December 31    December 31
                                                            -----------    -----------
                                                               2003           2002
                                                            -----------    -----------
ASSETS

Current assets:
  Cash and cash equivalents                                 $      761     $        4
  Trade accounts receivable, net                                   995          2,456
  Inventories (Note 3)                                           2,072          1,913
  Prepaid expenses and other current assets                        179             24
                                                            ----------     ----------
     Total current assets                                        4,007          4,397
Property and equipment, net (Note 4)                               131          8,423
Other assets                                                        --            416
                                                            ----------     ----------
    Total assets                                            $    4,138     $   13,236
                                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise
Current liabilities:
  Current portion of long-term debt                         $      837     $    3,142
  Accounts payable                                                 900          6,896
  Notes payable                                                     --            965
  Accrued salaries                                                  71            567
  Accrued legal fees                                               756             56
  Purchase order commitments                                     1,130             --
  Accrued payroll and sales taxes payable                          212            210
  Accrued warranty                                                  59            716
  Other accrued liabilities (Note 6)                                81          1,620
                                                            ----------     ----------
     Total current liabilities                                   4,046         14,172

  Long-term debt, less current maturities (Note 8)               1,581          8,294
  Deferred credits                                                 181            415
  Items subject to compromise:
    Mandatorily redeemable preferred stock (Note 9)              1,652             --
    Liabilities subject to compromise (Note 7)                  11,555             --
                                                            ----------     ----------
         Total liabilities                                      19,015         22,881
                                                            ----------     ----------

         COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

Mandatorily redeemable preferred stock (Note 9)                     --          1,554
                                                            ----------     ----------
Stockholders' deficit:
  Common stock                                                      67             67
  Additional paid-in capital                                    35,844         35,844
  Accumulated deficit                                          (50,788)       (47,110)
                                                            ----------     ----------
     Total stockholders'  deficit                              (14,877)       (11,199)
                                                            ----------     ----------
     Total liabilities and stockholders' deficit            $    4,138     $   13,236
                                                            ==========     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
                      (in thousands, except per share data)

                                                              December 31,   December 31,
                                                              ------------   ------------
                                                                  2003           2002
                                                              ------------   ------------
Revenue:
  Product sales                                                $   10,718     $   25,029
  Services                                                          1,032          1,814
                                                               ----------     ----------
     Total revenue                                                 11,750         26,843
                                                               ----------     ----------
Cost of revenue:
  Product sales                                                    10,165         25,651
  Services                                                            797          1,729
                                                               ----------     ----------
     Total cost of revenue                                         10,962         27,380
                                                               ----------     ----------
       Gross margin (loss)                                            788           (537)
                                                               ----------     ----------
Operating expenses:
  Sales and marketing                                                 610          2,193
  General and administrative                                        2,032          2,969
  Research and development                                            170            959
  Interest expense                                                  1,093          1,402
                                                               ----------     ----------
                                                                    3,905          7,523
                                                               ----------     ----------
                                                                   (3,117)        (8,060)
Other expense (income):
  Write-off of goodwill and other intangible assets(Note 2)            --          3,262
  Net gain on the restructuring of payables                            --         (3,924)
  Other charges (credits)                                            (193)           225
                                                               ----------     ----------
Loss before reorganization items                                   (2,924)        (7,623)
Reorganization items                                                 (655)            --
                                                               ----------     ----------
Net loss                                                           (3,579)        (7,623)
   Accretion of preferred stock                                        99            148
                                                               ----------     ----------
Net loss attributable to common stockholders                   $   (3,678)    $   (7,771)
                                                               ==========     ==========
Basic and diluted loss per common share                        $    (0.55)    $    (1.21)
                                                               ==========     ==========
Weighted average shares outstanding                                 6,706          6,430
                                                               ==========     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                        For the Years Ended December 31,
                      (in thousands, except per share data)

                                                     December 31,   December 31,
                                                     ------------   ------------
                                                         2003           2002
                                                     ------------   ------------

Net loss                                              $   (3,579)    $   (7,623)
Other comprehensive  income:
  Cash flow hedges, net of taxes                                            141
                                                      ----------     ----------
Total comprehensive loss                              $   (3,579)    $   (7,482)
                                                      ==========     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 (in thousands)

                                                                                                    Accumulated
                                                  Common Stock          Additional                     other
                                            ------------------------     Paid-in      Accumulated  comprehensive
                                              Shares        Amount       Capital        Deficit        (loss)         Total
                                            ----------    ----------    ----------    ----------     ----------    ----------
Balance, January 1, 2002                         5,688    $       57    $   35,280    $  (39,339)    $     (141)   $   (4,143)
Common stock sold                                  267             2           160                                        162
Common stock issued in consideration of                                                                                    --
  debt modification                                750             8           404                                        412
Net loss                                                                                  (7,623)                      (7,623)
Preferred stock accretion                                                                   (148)                        (148)
Other comprehensive loss                                                                      --            141           141
                                            ----------    ----------    ----------    ----------     ----------    ----------
Balance, December 31, 2002                       6,705            67        35,844       (47,110)            --       (11,199)
Net loss                                                                                  (3,579)                      (3,579)
Preferred stock accretion                                                                    (99)                         (99)
                                            ----------    ----------    ----------    ----------     ----------    ----------
Balance, December 31, 2003                       6,705    $       67    $   35,844    $  (50,788)    $       --    $  (14,877)
                                            ==========    ==========    ==========    ==========     ==========    ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended
                                 (in thousands)

                                                                          Dec 31,      Dec 31,
                                                                         ---------------------
                                                                           2003         2002
                                                                         --------     --------
Cash flows from operating activities:
  Net loss before reorganization items                                   $ (2,924)    $ (7,623)
  Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
    Gain on restructuring of payables                                          --       (3,924)
    Depreciation and amortization                                             800        1,709
    Write-off of debt financing costs                                         289           98
    Write-off of goodwill                                                      --        3,262
    Loss (gain) on the disposition of assets                                  (44)         713
    Change in deferred revenues                                               (94)         (91)
    Provision for doubtful accounts                                           104          599
    Provision for excess and obsolete inventory                             1,169          565
Changes in assets and liabilities:
  Trade accounts receivable                                                 1,357        6,999
  Income tax refunds                                                            4            9
  Inventories                                                                (198)       5,594
  Other assets                                                                 71          562
  Accounts payable and accrued expenses                                      (763)      (4,522)
                                                                         --------     --------
Net cash provided by (used in) operating activities                          (229)       3,950
                                                                         --------     --------
Cash flows provided by (used in) reorganization activities:
  Reorganization items, net                                                  (655)          --
  Gain on disposition of property and equipment                              (685)          --
  Proceeds from disposition of property                                       189           --
  Increase in liabilities, net                                              1,176           --
                                                                         --------     --------
Net cash provided by reorganization activities                                 25           --
                                                                         --------     --------
Cash flows from investing activities:
  Capital expenditures                                                         --         (127)
  Proceeds from sale of assets                                                117          443
                                                                         --------     --------
Net cash provided by investing activities                                     117          316
                                                                         --------     --------
Cash flows from financing activities:
  Net proceeds from issuance of debt                                        1,572        1,478
  Proceeds from issuance of common stock                                       --          162
  Payments on loans payable and capital leases                               (728)      (5,927)
                                                                         --------     --------
Net cash provided by (used in) financing activities                           844       (4,287)
                                                                         --------     --------
Net increase (decrease) in cash and cash equivalents                          757          (21)
Cash and cash equivalents at beginning of year                                  4           25
                                                                         --------     --------
Cash and cash equivalents at end of year                                 $    761     $      4
                                                                         ========     ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended
                                 (in thousands)

                                                                         2003        2002
                                                                       --------    --------
Non-Cash Investing & Financing Activities:
  Asset sale proceeds paid directly to creditors                       $  7,000    $     --
  Equipment acquisitions funded through debt                                 --          16
  Common stock issued in consideration for debt modification                 --         412
  Manditorily redeemable preferred stock issued in exchange for debt         --       1,406
Cash paid for:
  Interest                                                                  123       1,737
  Taxes                                                                      --          12

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share data)

1.    Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

The Company voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code on March 12, 2003, (the "Petition Date") in the United States Bankruptcy Court for the Eastern District of New York, Central Islip

The Debtor will continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, the Debtor is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

In order to successfully exit Chapter 11, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.

Background

Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries, Boundless Technologies, Inc. ("Boundless Technologies") and Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), is a provider of text terminals and manufacturing services. Our headquarters is located at 50 Engineers Lane, Farmingdale, New York 11735 (telephone number (631) 962-1500).

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

Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of December 31, 2003, the Company owned 75% of the outstanding shares of common stock of this subsidiary. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise-product design, test development and product development- to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in New York and Atlanta.

Financial Statement Presentation.

The accompanying consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. The Consolidated Balance Sheet distinguishes pre-petition liabilities and other items subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities and other items subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Company's ability to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

      The  primary  issues  management  will  focus  on  immediately   following
confirmation of the Company's Plan of Reorganization include:

      o Working with its secured lender on a restructuring of the terms of the DIP debt which it holds, thereby reducing the Company's cost of borrowing.

      o Initiating negotiations with suppliers to secure trade financing of working capital of approximately $1-2 million under terms and conditions to be agreed upon. There can be no assurance that such financing will materialize.

      o The continual negotiation of material contracts for the sale of its manufacturing services to customers which management believes will provide additional liquidity for operations. There can be no assurances that these contracts will materialize.

      o The ability of the Company to generate cash from operations and to maintain adequate cash on hand; and

      o     The ability of the Company to achieve profitability.

      The Company believes that positive operating cashflows and profitability will not come from the general purpose text terminal marketplace. The Company has been and will continue to focus on the current business from the current customers in order to provide a reliable cash flow with which to execute growth plans. The paths to growth that the Company has developed include:

      1. Repositioning the Company's business from a text terminal company to a Point-of-Service/Point-of-Sale ("POS") technology company, and build upon our historical success in POS to establish a strong link between the Company's and POS' applications. A key activity in support of the POS initiative includes leveraging the Company's existing technology platforms

      2. Gaining access to a more modern and growing market through new product offerings including Web terminals and terminals utilizing the Linux operating system which provide high security, high levels of productivity and high reliability.

      3. Enter the Radio Frequency Identification ("RFID") market place with a high value-to-cost offering. Position the company as a RFID provider to POS integrators and OEMs. RFID Controllers - read/write RFID modules for both 13.56 mhz and 900 mhz- will be embedded into the Company's technology platforms.

      4. Applying its robust Build-to-Order ("BTO") processes to growth products and markets.

      There is no assurance that the Company will be successful in obtaining confirmation of their Plan of Reorganization. If we are not, liquidation of the Company's assets would most likely ensue. If the Company does emerge from Chapter 11., there is no assurance that our operations will be profitable and cash flow positive; in the alternative, the scope of operations could be severely curtailed or discontinued entirely. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DIP Financing

During the period from the Petition Date through and including April 30, 2003, Valtec Capital Corporation ("Valtec"). provided debtor-in-possession financing ("Valtec DIP Financing") to the Company. Pursuant to the Bankruptcy Court's Interim Order entered on April 17, 2003 (the "Interim Order"), the Bankruptcy Court approved: (i) the Company's use of Valtec's cash collateral ("Valtec's Cash Collateral"); (ii) direct borrowings from Valtec of an amount up to $1,500; and (iii) the Debtor-in-Possession Financing and Security Agreement by and among Valtec and the Company (the "DIP Financing Agreement").

See Note 19- Subsequent Events, of Notes to Consolidated Financial Statements, for additional information concerning the Company's DIP financing.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, after elimination of intercompany accounts and

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions. As of December 31, 2003 the Company owned 100%, 84%, and 55% of the outstanding common stock of Boundless Technologies, Merinta and Boundless Manufacturing, respectively. Due to the equity deficits of the latter two companies, no minority interest is reflected.

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents.

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is provided based on write-off history, aging analysis, and any specific, known troubled accounts. The allowance for doubtful accounts was $623 and $763 at December 31, 2003 and 2002, respectively.

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

Long-Lived Assets

In October 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. In June 2002, the Company recorded an expense of $778 for the impairment of the carrying value of machinery and equipment, which was sold in July 2002, upon closing of the Florida manufacturing facility. The actual loss incurred upon disposal in July was $708, resulting in a third quarter recovery of $70. In March 2003, the Company recorded an expense of $67 for the impairment of unique manufacturing machinery which became obsolete when that mode of operations ceased. The loss is included in other charges for the year ended 2002.

Goodwill

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on January 1, 2002, eliminating the amortization of goodwill and other intangible assets that have indefinite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets and any asset deemed to be impaired is to be written down to its fair value. Due to its March 2003 Chapter 11 proceedings, in December 2002, the Company recorded an expense of $3,262 to remove the remaining book value of all goodwill and associated intellectual property. Amortization will continue to be recorded for intangible assets with definite useful lives, if any.

Minority Interest

In the absence of a commitment by minority shareholders to fund losses in excess of their equity, such losses have been attributed to the Company.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, current liabilities and long-term debt reported on the balance sheets approximate their fair value. The Company estimated the fair value of long-term debt by comparing the carrying amount to the future cash flows of the instrument, discounted using the Company's incremental rate of borrowing for a similar instrument. The Company believes the fair value of liabilities and other items subject to compromise is not determinable.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer or passage of title and assumption of risk. The Company monitors product returns, generally which are for stock rotation with a coinciding replacement order, and records provisions for estimated future returns and potential warranty liability at the time revenue is recorded. The Company recorded bad debt expense of $104 and $ 599 for the years ending December 31, 2003 and 2002, respectively. Service revenue is recognized when services are performed and billable. Revenue from maintenance and extended warranty agreements is deferred and recognized ratably over the term of the agreement. The Company had two customers representing 32% and 13% of revenues respectively in 2003; and one customer representing 14% of revenues in 2002.

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. Purchases from Radiance Electronics (formerly Goldtron Electric), Ansen Corporation and Hewlett Packard, accounted for approximately 24%, 20% and 18%, respectively, of the dollar amount of the Company's total purchases in 2003 of subassemblies and components. In 2002 Goldtron Electric, Arrow Electronics and Clinton Electric Corp. accounted for approximately 22%, 9% and 6%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $12 and $94 for the years ended December 31, 2003 and 2002.

Net (Loss) Per Common Share

Net  loss  attributable  to  common  stockholders   includes  the  accretion  of
mandatorily redeemable preferred stock.

SFAS No. 128, "Earnings Per Share," requires a reconciliation of the numerator and denominator of the basic net income (loss) per share computation to the numerator and denominator of the diluted net income (loss) per share computation. There were no dilutive instruments for 2003 and 2002.

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

Income Taxes

As more fully discussed in Note 5, income taxes are provided in accordance with the liability method of accounting for income taxes pursuant to SFAS No. 109. Accordingly, deferred income taxes are recorded to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial amounts at year-end. Deferred tax assets are reduced by an estimated valuation allowance.

Stock Based Compensation

The Company accounts for stock options and warrants issued to employees in accordance with APB 25 "Accounting for Stock Issued to Employees." The Company follows SFAS No. 123 "Accounting for Stock Based Compensation" for financial statement disclosure purposes and issuances of options and warrants to non-employees for services rendered.

Comprehensive Income (Loss)

The adoption of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," at January 1, 2001, resulted in recording $30 in accumulated other comprehensive loss for the cumulative effect of the accounting change. At December 31, 2002 the Company had in place an interest rate swap agreement in the amount of $306 bearing three-month LIBOR interest of 1.4%. The interest rate swap agreement expired March 31, 2003. The deferred loss resulting from the swap agreements, as calculated using the mark-to market method, was not material. At December 31, 2002, the Company's interest rate swap, a cash flow hedge, was closed out to the statement of operations.

New Accounting Pronouncements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on the Company's results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The provisions of this Standard do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on issue 03-10, Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location. The final consensus eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on issue 03-0 1, The Meaning of Other-Than- Temporary Impairment and its Application to Certain Investments. EITF 03-0 1 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position, operating results or disclosures.

In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS 132(R) revised employers' disclosure about pension plans and other post-retirement benefit plans. SFAS 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS 132(R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The provisions of SFAS 132(R) are not currently applicable to Boundless.

In December 2003, the FASB issued Interpretation 46R, "Consolidation of Variable Interest Entities" (revised December 2003), ("FIN 46R") which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003.

3.    Inventories

Inventories are stated at the lower of cost or market with costs determined on a first-in first-out basis. On a quarterly basis the Company reviews quantities on hand and on order and records a provision for excess and obsolete inventory based on forecasted demand. For the year ended December 31, 2003 and 2002, the Company recorded provisions of $1,169 and $565 for excess and obsolete inventory. Inventory includes allocated factory overhead.

The major components of inventories are as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     December 31,   December 31,
                                                     ------------   ------------
                                                         2003           2002
                                                     ------------   ------------
Raw materials and purchased components                $    2,843     $    2,114
Finished goods                                               135            201
Manufacturing inventory reserves                          (1,242)          (789)
Service parts, net                                           336            387
                                                      ----------     ----------
                                                      $    2,072     $    1,913
                                                      ==========     ==========

4.    Property and Equipment

Property and equipment consists of the following:

                                                     December 31,   December 31,
                                                     ------------   ------------
                                                         2003           2002
                                                     ------------   ------------
Land                                                  $       --     $    2,502
Buildings and improvements                                    --          6,517
Machinery and equipment                                    6,605          7,858
                                                      ----------     ----------
                                                           6,605         16,877
Less accumulated depreciation and amortization             6,474          8,454
                                                      ----------     ----------
                                                      $      131     $    8,423
                                                      ==========     ==========

      On or about September 17, 2003, pursuant to that certain Purchase and Sale Agreement ("Purchase Agreement") by and among the Company, Independence Community Bank ("ICB"), JPMorgan Chase and 100 Marcus LLC, the Company agreed to transfer all of its right, title and interest in and to 100 Marcus Boulevard, Hauppauge, New York, which had served as the Company's main operating facility (the "Premises"). ICB and JPMorgan Chase held mortgages on the Premises and participated in the sale transaction. The Company successfully negotiated a sale of the Premises which provided for: (i) satisfaction of all liens and encumbrances of ICB and JPMorgan Chase; (ii) payment of all outstanding real estate tax obligations from the proceeds of the sale; (iii) the Company's use of 15,000 square feet, rent free, for a period of one (1) year post-closing; (iv) the payment of $250 to the Company and (v) ICB and JP Morgan Chase retaining unsecured claims against the Company for the difference between the Company's Obligations to such banks and the amount of the proceeds of the sale of the Premises remitted to such bank. As a result, such banks will have pre-petition unsecured claims against the Company aggregating approximately $2,271. The Company recognized a gain on the sale of the building and other miscellaneous assets of $685; which gain includes approximately $150, representing the fair market rental value of the premises for the one-year rent-free period.

Depreciation expense for the years ending December 31, 2003 and 2002 was $752 and $1,557, respectively. In 2003 the Company recorded repairs and maintenance expenses of $26 as compared to $102 for the year ended December 31, 2002.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

                                                         2003           2002
                                                      ----------     ----------
Current:
   Federal                                                    --             --
   State                                                      --             --

Deferred:
   Federal                                                    --             --
   State                                                      --             --

The benefit from income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

                                                         2003           2002
                                                      ----------     ----------

Federal income tax benefit at statutory rate          $   (1,217)    $   (2,592)
Losses not producing tax benefits                          1,217          2,592
                                                      ----------     ----------
  Income tax benefit                                  $        0     $        0
                                                      ==========     ==========

The components of the net deferred tax assets and liabilities were as follows:

                                                             December 31,
                                                         2003           2002
                                                      ----------     ----------
Current deferred tax assets:
  Inventory                                           $      702     $      618
  Accounts receivable                                        321            371
  Warranties                                                 145            322
  Other deferred tax assets                                  676            708
  Less valuation allowance                                (1,844)        (2,019)
                                                      ----------     ----------
    Total current deferred tax assets                 $       --     $       --
                                                      ==========     ==========

Noncurrent deferred tax assets- Goodwill
   and other                                          $      835     $      330
Noncurrent deferred tax liabilities- Property
   and equipment                                            (588)          (636)
Net operating loss carryforwards                          15,726         14,889
Less valuation allowance                                 (15,973)       (14,583)
                                                      ----------     ----------
    Net noncurrent deferred tax assets                $       --     $       --
                                                      ==========     ==========

The increase (decrease) in the valuation allowance for deferred tax assets for the years ending December 31 was as follows:

                                                         2003           2002
                                                      ----------     ----------
Current deferred tax asset valuation allowance        $     (175)    $   (1,551)
Long-term deferred tax asset valuation allowance           1,390          5,415
                                                      ----------     ----------
                                                      $    1,215     $    3,864
                                                      ==========     ==========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has provided a valuation allowance against the total amount of the net deferred tax assets due to the uncertainty of future realization.

6.    Other accrued liabilities

      At December 31, 2003 and 2002 other accrued liabilities consisted of the following:

                                                            2003          2002
                                                          --------      --------
      Accrued debt settlements                            $     --      $    906
      Accrued audit expense                                     12           216
      Accrued interest expense                                  60           101
      Accrued separation agreement expense                                    81
      Other accrued expenses                                     9           316
                                                          --------      --------
                                                          $     81      $  1,620
                                                          ========      ========

7.    Liabilities and Other Items Subject to Compromise

      Liabilities and other items subject to compromise refers to liabilities incurred and the issuance of preferred stock prior to the commencement of the Chapter 11 Cases. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, the determination as to the value of any collateral securing claims, proofs of claim or other events. It is anticipated that such adjustments may be material. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

At December 31, 2003, the Company had liabilities and other items subject to compromise of approximately $13,207 which consisted of the following:

Liabilities:
Accounts payable                                          $  9,971
Convertible notes payable, principally related to
  prior separation agreements                                  965
Accrued salaries                                               397
Accrued warranty                                               222
                                                          --------
                                                            11,555
Other:
Mandatorily redeemable preferred stock                       1,652
                                                          --------
                                                          $ 13,207
                                                          ========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The mandatorily redeemable preferred stock is convertible into shares of common stock of the Company at a conversion price of $3 per share. The Plan of Reorganization contemplates that all equity instruments of the Company will be cancelled on the Effective Date. As a result, the conversion of the preferred stock to shares of common stock is doubtful and therefore the mandatorily preferred stock is included with other items subject to compromise.

8.    Debt

Long-term debt at December 31, 2003 and 2002 consisted of the following:

                                                                            2003        2002
                                                                          --------    --------
Note payable to Independence Community Bank, bearing interest at 7.75% payable monthly, balloon payment of $4,439 due on
  or before July 1, 2009, collateralized by land and building             $     --    $  5,790
Note payable toValtec Capital Corporation, bearing interest at
   8%, collateralized by receivables, inventory and equipment                1,321       1,218
Notes payable toVision Technologies, Inc., bearing interest at
   8%, payable  in 36 equal monthly installments, commencing the month following payment in full of the Valtec Capital note, collateralized by receivables, inventory and equipment, subordinate
   to Valtec Capital                                                           650          --
Term loan, collateralized by land and buildings, subordinate
   to Independence Community Bank                                               --       2,570
Revolving loan, collateralized by receivables, inventory and equipment          --         749
Capital lease obligations, secured by underlying assets                        447       1,109
                                                                          --------    --------
                                                                             2,418      11,436
Less current maturities on long-term debt                                      837       3,142
                                                                          --------    --------
                                                                          $  1,581    $  8,294
                                                                          ========    ========

As of December 31, 2003, the Company's pre-petition lease obligations are in default

Aggregate debt scheduled maturities at December 31, 2003 were as follows:

2004                                   $    837
2005                                        931
2006                                        217
2007                                        217
2008                                        216
                                       --------
                                       $  2,418
                                       ========

9.    Equity

            At December 31, 2003 and 2002, stockholders' deficit consisted of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      December 31,  December 31,
                                                      ------------  ------------
                                                          2003          2002
                                                      ------------  ------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                              $       --    $       --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding           67            67
Additional paid-in capital                                 35,844        35,844
Accumulated deficit                                       (50,788)      (47,110)
                                                       ----------    ----------
     Total stockholders' deficit                       $  (14,877)   $  (11,199)
                                                       ==========    ==========

Mandatorily Redeemable Preferred Stock and Related Gain on Debt Settlement.

During the second quarter of 2002, the Company issued mandatorily redeemable convertible preferred stock (the "Preferred Stock"), in the respective face amounts of $1,250 and $3,115 as part of two debt settlements. The Company retained the services of an independent firm to determine the fair value of the aggregate face value of $4,365 of the Preferred Stock for purposes of recording the transactions on the Company's books.

The convertible preferred stock was valued as a combination of an unsecured fixed income like security ("Debt Portion") and a warrant. The combination of the Debt Portion and warrant provided for an estimated fair value of the Preferred Stock of $1,406, resulting in the Company's recognizing a gain in the second quarter ended June 30, 2002 of $846 and $2,113 respectively on the portion of troubled debt attributable to the issuance of the Preferred Stock.

In satisfying the secured debt and in return for removing the lien on our assets, the Company, amongst other consideration, also agreed to issue 750,000 shares of its common stock to the lenders and shares of the Preferred Stock referred to above with a stated value of $1,250 and a carrying value of $404, resulting in the recognition of gain of $846 as reflected above. The Company had agreed to register under the Securities Act of 1933 such common stock and the shares into which the Preferred Stock may be converted. The lenders have certain anti-dilution protection for their shares of common stock.

The Company also reached agreement with its unsecured creditors representing approximately $10,237 of debt which required the Company to make cash payments totaling approximately $2,878, issue shares of Preferred Stock as discussed above with a stated value of approximately $3,115 and a carrying value of $1,002, allow offsets of receivables in the amount of $301 otherwise due the Company and agree to price increases in the total amount of $820 on future purchases of components. The Company recognized a gain on the restructuring of these payables to creditors of $5,236 including the gain attributable directly to the Preferred stock in the amount of $2,113 as shown above. The amounts relating to the gain on the restructuring of the unsecured debt reflect an increase of $1,567 from the amount originally reported to correct the discount rate used to value the preferred stock. See Note 18 to the Consolidated Financial Statements. Subsequently, the Company failed to meet its payment obligations under the agreements, resulting in a reversal during the fourth quarter of 2002 of $2,158 of gain on the settlement of unsecured trade debt previously recorded. As a result, the gain of $6,082 from the second quarter was reduced to a net gain of $3,924 for the full year.

In reporting the gain as a component of continuing operations, the Company early adopted the provisions of SFAS No. 145. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.

The Preferred Stock issued to the lenders and unsecured creditors was convertible after the first anniversary of their issuance into shares of the Company's common stock at $3.00 per share and, unless sooner converted into common stock, must be redeemed by the Company on June 30, 2012 for their stated value.

If all of such Preferred Stock, including the Preferred Stock which the Company is required to issue to the lenders, are converted, the Company would be required to issue approximately 1,455,073 shares of its common stock, subject to adjustment. As part of the Company's Plan of Reorganization, which requires Bankruptcy Court approval, it is contemplated that the shares issuable under the Preferred Stock will be cancelled. The carrying value of the mandatorily redeemable stock is included in other items subject to compromise at December 31, 2003.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assuming none of the holders of the Preferred Stock convert to Common Stock of Boundless Corporation, the Company would be required to record a charge to earnings available to stockholders over the ten-year redemption period such that the carrying value of the Preferred Stock equals its face value at the time of redemption. Pre-petition, the difference between the carrying value of the preferred stock and its face value was being treated as a dividend and charged to earnings available to stockholders over the ten-year redemption period unless conversion occurs, in which case accretion terminates at that point. As of December 31,2004, $247 was accreted and charged to losses attributable to common stockholders.

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

10.   Options and Warrants

The Company believes its presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose.

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

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". During the years ended December 31, 2003 and 2002, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

The Company follows the disclosure requirements of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. There were no option grants in 2003. The following weighted average assumptions were used for grants in 2002:

      1.    Dividend yield of 0%

      2.    Expected volatility of 114%.

      3.    Risk-free interest rates ranging from 1.47% to 2.1%

      4.    Expected term of 3 years

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been equal to the pro forma amounts indicated below:

                                                           2003          2002
                                                        ----------    ----------
Net loss
  As reported                                           $  (3,579)    $  (7,623)
  Under SFAS No. 123                                       (3,696)       (8,096)

Net loss per share
  As reported - basic                                   $   (0.55)    $   (1.21)
  As reported - diluted                                     (0.55)        (1.21)
  Under SFAS No. 123 - basic                                (0.55)        (1.26)
  Under SFAS No. 123 - diluted                              (0.55)        (1.26)

A summary of the status of the Company's stock options and warrants as of December 31, 2003 and 2002, and changes during the years ending on those dates is as follows:

Options -Boundless Corporation                        2003                            2002
-------------------------------           ----------------------------    ----------------------------
                                                           Weighted                        Weighted
                                                           Average                         Average
                                            Shares      Exercise Price      Shares      Exercise Price
                                          -----------   --------------    -----------   --------------
Outstanding at beginning of year            2,326,247      $    2.42        1,473,959      $    3.96
  Granted                                          --             --        1,808,700           2.12
  Exercised                                        --             --               --             --
  Forfeited                                  (333,532)         (1.92)        (956,412)         (4.24)
                                          -----------      ---------      -----------      ---------
Outstanding at end of year                  1,992,715      $    2.50        2,326,247      $    2.42
                                          ===========      =========      ===========      =========
Options exercisable at end of year          1,653,171      $    2.92        1,622,035      $    3.20
                                          ===========      =========      ===========      =========
Weighted average fair value
  of options granted during the year                             N/A                       $    0.46
                                                           =========                       =========

Warrants- Boundless Corporation                       2003                            2002
-------------------------------           ----------------------------    ----------------------------
                                                           Weighted                        Weighted
                                                           Average                         Average
                                            Shares      Exercise Price      Shares      Exercise Price
                                          -----------   --------------    -----------   --------------
Outstanding at beginning of year            1,530,900      $    3.55          893,532      $    6.35
  Granted                                          --             --          667,368           0.48
  Exercised                                        --             --               --             --
  Forfeited                                   (67,340)         (9.69)         (30,000)        (18.60)
                                          -----------      ---------      -----------      ---------
Outstanding at end of year                  1,463,560      $    3.27        1,530,900      $    3.55
                                          ===========      =========      ===========      =========
Warrants exercisable at end of year         1,463,560      $    3.27        1,530,900      $    3.55
                                          ===========      =========      ===========      =========
Weighted average fair value
  of warrants granted during the year                            N/A                       $    0.24
                                                           =========                       =========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2003:

                                                                            Weighted
                                                                             Average              Number
                                    Number              Weighted            Remaining         Exercisable at
                                Outstanding at           Average        Contractual Life       December 31,
Options - Boundless Corp.      December 31, 2003     Exercise Price          (Years)               2003
-------------------------      -----------------     --------------     ----------------      --------------
                                      564,400           $     0.45               3.83              231,106
                                      215,000                 1.03               2.81              208,750
                                      148,000                 1.05               3.14              148,000
                                      220,000                 1.50               2.45              220,000
                                      180,100                 3.60               1.04              180,100
                                      131,060                 4.50               2.98              131,060
                                      150,000                 4.88               3.00              150,000
                                      176,155                 5.00               1.76              176,155
                                      205,000                 5.62               3.00              205,000
                                        3,000                 8.40               1.00                3,000
                                 ------------         ------------       ------------         ------------
                                    1,992,715           $     2.50               2.87            1,653,171
                                 ============         ============       ============         ============

                                                                            Weighted
                                                                             Average              Number
                                    Number                                  Remaining         Exercisable at
                                Outstanding at                          Contractual Life       December 31,
Warrants - Boundless Corp.     December 31, 2003     Exercise Price          (Years)               2003
--------------------------     -----------------     --------------     ----------------      --------------
                                      400,000           $     0.36               3.92              400,000
                                      172,430                 0.65               3.51              172,430
                                      146,676                 0.84               3.16              146,676
                                      152,952                 2.40               1.70              152,952
                                       46,500                 5.00               2.01               46,500
                                      150,000                 5.80               1.38              150,000
                                       65,000                 6.90               1.14               65,000
                                      307,502                 7.50               0.95              307,502
                                       20,000                 7.97               0.48               20,000
                                        2,500                18.40               0.95                2,500
                                 ------------         ------------       ------------         ------------
                                    1,463,560           $     3.27               2.44            1,463,560
                                 ============         ============       ============         ============

In accordance with SFAS No. 123, the Company is required to account for options issued to non-employees for services rendered using the fair value method over their vesting period.

On February 23, 2001, the Company sold 110,000 shares of its Common Stock to three individuals for total proceeds of $225. In connection with the sale, the Company issued warrants to purchase 27,500 shares of its Common Stock at an exercise price of $2.40 per share of Common Stock. The warrants expire four years from the date of grant. Mr. Joseph V. Joy, Jr. and Mr. Jack Ryan, then the President and Vice President, Supply Chain Services, of Boundless Manufacturing, respectively, participated in this offering. Mr. Frank Stephens, currently a member of the Company's Board of Directors, but who was not associated with the Company at the time of the sale, also participated in the offering. Proceeds from this sale were used for general working capital purposes.

From May 29, 2001, through June 29, 2001, the Company sold 947,877 shares of its Common Stock in a private placement offering, raising gross proceeds of $964. In connection with this sale, the Company issued warrants to purchase 142,190 shares of its Common Stock at exercise prices ranging from $1.10 to $1.36 per share of Common Stock. The warrants expire five years following the date of grant. Fourteen individuals or legal entities participated in the private placement, including four executive officers of the Company and a member of the Company's Board of Directors.

In connection with a sale of common stock in September, 2001, the Company granted to the subscribers warrants to purchase 267,367 shares of the Company's Common Stock. The warrants are exercisable at between $0.47 and $0.70 per share of Common Stock and

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expire on the fifth anniversary from the date of issuance.

The warrants issued to non-employees were recorded based on the fair values of the warrants on the grant date, using the Black-Scholes option-pricing model. Due to the expected cancellation of all of the Company's outstanding equity securities, including the mandatorily redeemable Preferred Stock, as a result of the Chapter 11 proceedings, none of the outstanding warrants or options is believed to have any economic or dilutive effect on the Company's finances.

11.   Related Party Transactions

Sale of common shares

On February 23, 2001, the Company sold 110,000 shares of its Common Stock to three individuals for total proceeds of $225. In connection with the sale, the Company issued warrants to purchase 27,500 shares of its Common Stock at an exercise price of $2.40 per share of Common Stock. The warrants expire four years from the date of grant. Mr. Joseph V. Joy, Jr. and Mr. Jack Ryan, then the President and Vice President, Supply Chain Services, of Boundless Manufacturing, respectively, purchased securities in this offering. Mr. Frank Stephens, currently a member of the Company's Board of Directors, but who was not associated with the Company at the time of the sale, also purchased securities in the offering. Proceeds from this sale were used for general working capital purposes.

Other

In 2002 the Company issued certain convertible notes in connection with separation agreements. These are included in liabilities subject to compromise. For a description of these obligations see "Item 11. Executive Compensation-Employment Agreements and Change-in-Control Arrangements".

12.   Commitments

Leases

The Company leases certain manufacturing, sales and administrative facilities and office equipment under operating lease agreements, which expire at various times through February 2009. The only significant lease is for the Company's facility in Farmingdale, New York, entered into February 2004, with a total outstanding commitment of $1,111. Total rent expense was $91 and $591 in 2003 and 2002, respectively.

Future minimum rental commitments, as of December 31, 2003, and including the commitments for the Farmingdale facility, were as follows:

Leases
2004                                     $    228
2005                                          272
2006                                          241
2007                                          235
2008                                          241
2009                                           41
                                         --------
                                         $  1,258
                                         ========

13.   Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably.

See "Item 3. Legal Proceedings" for a description of outstanding lawsuits and claims.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   Segment Reporting and Geographic Information

The Company's manufacturing is conducted at its New York facility and its sales force operates from three geographically dispersed locations in the United States and United Kingdom.

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by its decision making group. For 2002, the Company had two reportable segments. With the Company's restructuring in conjunction with Chapter 11 filing on March 12, 2003, the business segment reporting ceased. The results of the reportable segments are derived from the Company's management reporting system. These results are based on the Company's method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. These results are used to evaluate the performance of each segment and determine the appropriate resource allocation mix.

Information for 2002 by business segment is presented below (in thousands):

                                                                   Boundless      Boundless
For the year ended                                  Elimi-         Technol-       Manufact-
December 31, 2002                       Total       nations        ogies/Corp.    uring
--------------------------------     ----------     ----------     ----------     ----------
Customer Revenue                     $   26,843                    $   17,248     $    9,595
Intercompany Revenue                                $  (12,153)                       12,153
                                     ----------     ----------     ----------     ----------
Total Revenue                        $   26,843     $  (12,153)    $   17,248     $   21,748
                                     ==========     ==========     ==========     ==========

Gross Margin                         $     (537)    $     (371)    $    4,473     $   (4,639)
                                     ==========     ==========     ==========     ==========
Gross Margin percent                       -2.0%                         25.9%         -21.3%
                                     ==========                    ==========     ==========

Operating income (loss)              $   (8,060)                   $   (1,567)    $   (6,493)
                                     ==========                    ==========     ==========

Total assets by business segment     $   13,236                    $    9,575     $    3,661
                                     ==========                    ==========     ==========

Foreign sales were approximately $3,473 and $7,430 for 2003 and 2002, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:

                                                             2003        2002
                                                           --------    --------
Western Europe                                                   25%         17%
Other European countries                                          0%          0%
Other foreign countries                                           4%         11%
                                                           --------    --------
     Total                                                       29%         28%
                                                           ========    ========

All significant long-lived assets of the Company are in the United States.

15.   Defined Contribution Plan

Concurrent with its filing for protection under Chapter 11, the Company ceased providing a 401(k) retirement savings plan (the "401(k) Plan") for its full-time employees. Effective March 1, 2002, the Company had terminated its contributions to the 401(k) plan, with only employee contributions remaining.

In 2002, there were three instances where the Plan failed to timely remit withheld employee contributions totaling approximately $14. In 2003, there was one instance where the Plan failed to timely remit withheld employee contributions totaling approximately $3. These delinquent participant contributions are considered prohibited transactions. Accordingly, the Company is expected to reimburse the Plan for the lost interest that would have been earned had the contribution been made timely. The amount of the reimbursement is approximately $1.

16.   Reorganization Expenses

The Company voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code on March 12, 2003, (the

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

"Petition Date") in the United States Bankruptcy Court for the Eastern District of New York, Central Islip. The Company has retained the law firm of Ruskin, Moscou, Faltischek, P.C. as counsel in the bankruptcy proceedings. On March 14, 2003, the Bankruptcy Court signed an Order directing that the bankruptcy cases be consolidated for procedural purposes and jointly administered. On March 25,2003, an Official Committee of Unsecured Creditors (the "Committee") was appointed. The law firm of Platzer Swergold Karlin Levine Goldberg & Jaslow, LLP was retained to represent the Committee.

During 2003 the Company incurred the following expenses which relate to its reorganization:

Professional fees                                                      $  1,266
United States District Court fees                                            32
Facility relocation expenses                                                 42
(Gain) on the disposition of building and equipment                        (685)
                                                                       --------
                                                                       $    655
                                                                       ========

17.   Derivative Financial Instruments

The Company's exposure to market risk for changes in interest rates related primarily to the Company's revolving credit facility and long-term debt obligations. The Company managed this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings.

At December 31, 2002 the Company had in place an interest rate swap agreement in the amount of $306 bearing three-month LIBOR interest of 1.4%. The interest rate swap agreement expired March 31, 2003. The deferred loss resulting from the swap agreements, as calculated using the mark-to market method, was not material. At December 31, 2002, the Company's interest rate swap, a cash flow hedge, was closed out to the statement of operations.

18.   Selected Quarterly Financial Data - (unaudited)

Provided below is the selected unaudited quarterly financial data from 2003 and 2002.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     For the three months ended
                                                       December 31,   September 30,    June 30,       March 31,
                                                       ---------------------------------------------------------
                                                           2003            2003          2003           2003
                                                       ------------   -------------  ------------   ------------
Net revenue                                             $    1,811     $    3,461     $    4,008     $    2,470
Cost of product sold and services                            2,405          2,770          3,205          2,582
Gross profit (loss)                                           (594)           691            803           (112)
Net loss                                                $   (1,113)    $      (92)    $     (955)    $   (1,419)

Per share amounts:
Basic and diluted net loss per common share             $    (0.17)    $    (0.01)    $    (0.15)    $    (0.22)

                                                                     For the three months ended
                                                       December 31,   September 30,    June 30,       March 31,
                                                       ---------------------------------------------------------
                                                           2002            2002          2002           2002
                                                       ------------   -------------  ------------   ------------
Net revenue                                             $    4,913     $    5,186     $    6,722     $   10,022
Cost of product sold and services                            5,631          5,211          7,181          9,357
Gross profit (loss)                                           (718)           (25)          (459)           665
Gain on debt restructuring/(loss on subsequent
    payment default)                                        (2,158)            --          6,082
Net income (loss)                                       $   (7,891)    $   (1,589)    $    2,815     $     (958)

Per share amounts:
Basic and diluted net income (loss) per common share    $    (1.24)    $    (0.26)    $     0.46     $    (0.17)

On August 14, 2002, the Company filed with the Securities and Exchange Commission a quarterly report on Form 10-Q for the period ending June 30, 2002. The condensed consolidated statements of operations for the three and six months ended June 30, 2002 included a net gain on the restructuring of payables of approximately $4,515. The Company utilized an incorrect discount rate on the preferred stock in calculating the gain originally reported during the second quarter of 2002. The following table shows the effect of the correction on amounts previously reported on our Form 10-Q for the quarter ending June 30, 2002:

                                                  As Previously
                                                    Reported        As Restated
                                                  -------------    -------------

Net gain on restructuring of payables                    4,515            6,082
                                                   ===========      ===========

Net income                                         $     1,248      $     2,815
                                                   ===========      ===========

Per share amounts:
Basic net income (loss) per common share           $      0.20      $      0.46
                                                   ===========      ===========

Diluted net income (loss) per common share         $      0.20      $      0.46
                                                   ===========      ===========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   Subsequent Events

      On November 30, 2004, the Company filed a motion with the Bankruptcy Court for an order authorizing the Company to (i) incur post-petition secured indebtedness, and (ii) grant a security interest and priority claims pursuant to Sections 364(c) and 364(d) of the Bankruptcy Code. On January 27, 2005, the Bankruptcy Court approved the order.

      As of January 31, 2005, the Company entered into an agreement with its secured lender Valtec Capital, LLC, as assignee of Valtec Capital Corporation, (the "Prior Lender") to terminate our debtor-in-possession ("DIP") financing and to release their liens on our personal property. At the same time, the Company entered into another secured DIP financing agreement (the "EGC Agreement") with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property.

      In general, the EGC Agreement permits us to borrow up to 80% of our eligible accounts receivable. Under the EGC Agreement, the annual interest rate is 6% above the prime rate announced by Citibank, N.A. and we are required to pay a monthly service fee equal to three quarters of one percent (0.75%) of the face value of invoices assigned to EGC for the preceding month. The EGC Agreement requires us to pay minimum monthly interest of approximately $8 even though our actual borrowings may result in a lesser interest charge. The Company is responsible for certain fees and fees for early termination of the facility. The maximum availability under the EGC Agreement is $1,000 and the term is one year.

      In return for termination of the prior DIP financing we also agreed to pay Valtec Capital a total of $100 for legal fees they incurred during our bankruptcy period. This amount is payable to Valtec Capital on the date that our Plan of Reorganization becomes effective.

      On February 2, 2005, the Company filed, as exhibits, the EGC Agreement on Form 8-K with the Securities and Exchange Commission.

      In February 2004 the Company entered into a lease with LJM Associates for a facility of approximately 32,000 square feet of space in Farmingdale, New York. The lease expires February 28, 2009, and calls for an annual base rent of $216 in the first year of the agreement, escalating to $243 in the fifth year.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Boundless Corporation
Hauppauge, New York

We have audited the accompanying consolidated balance sheet of Boundless Corporation and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. We have also audited the schedules on pages S-1, S-2, S-3, and S-5 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boundless Corporation and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

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


BDO Seidman, LLP

Melville, New York

March 14, 2002

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                    December 31,
                                                                    ------------
                                                                        2001
                                                                      --------
Current assets:
  Cash and cash equivalents                                          $      25
  Trade accounts receivable, net                                        10,053
  Income tax refunds                                                        13
  Inventories (Note 5)                                                   8,073
  Prepaid software license fees                                             37
  Prepaid expenses and other current assets                                543
                                                                     ---------
     Total current assets                                               18,744
Property and equipment, net (Note 6)                                    10,993
Goodwill, net                                                            3,187
Other assets                                                               291
                                                                     ---------
                                                                     $  33,215
                                                                     =========
LIABILITIES  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt (Note 8)                         $  15,362
  Accounts payable                                                      15,355
  Accrued salaries                                                       1,430
  Accrued  taxes payable                                                    13
  Accrued warranty                                                         645
  Accrued marketing programs                                               100
  Other accrued liabilities (Note 11)                                    2,002
  Deferred revenue                                                         310
                                                                     ---------
     Total current liabilities                                          35,217
                                                                     ---------
Long-term liabilities:
  Long-term debt, less current maturities (Note 8)                         833
  Other  (Note 11)                                                       1,308
                                                                     ---------
     Total long-term liabilities                                         2,141
                                                                     ---------

         Total liabilities                                              37,358
                                                                     ---------
Commitments and contingencies (Notes 12 and 13)
Stockholders' deficit (Note 9):
  Preferred stock                                                           --
  Common stock                                                              57
  Additional paid-in capital                                            35,280
  Accumulated deficit                                                  (39,339)
  Accumulated other comprehensive loss                                    (141)
                                                                     ---------
     Total stockholders' deficit                                        (4,143)
                                                                     ---------
                                                                     $  33,215
                                                                     =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
                      (in thousands, except per share data)

                                                     December 31,   December 31,
                                                     ------------   ------------
                                                         2001           2000
                                                       --------       --------
Revenue:
  Product sales                                        $ 57,473       $ 62,642
  Services                                                2,108          1,902
                                                       --------       --------
     Total revenue                                       59,581         64,544
                                                       --------       --------
Cost of revenue:
  Product sales                                          51,608         47,326
  Services                                                1,690          1,718
                                                       --------       --------
     Total cost of revenue                               53,298         49,044
                                                       --------       --------
       Gross margin                                       6,283         15,500
                                                       --------       --------
Operating expenses:
  Sales and marketing                                     5,459          7,442
  General and administrative                              7,690          8,279
  Research and development                                1,381          1,691
  Other charges (credits) (Notes 3, 4 and 11)            (2,437)           177
                                                       --------       --------
     Total operating expenses                            12,093         17,589
                                                       --------       --------
       Operating loss                                    (5,810)        (2,089)
  Interest expense, net                                   1,599          1,455
                                                       --------       --------
Loss before income taxes                                 (7,409)        (3,544)
Income tax (credit) expense (Note 7)                      1,383           (289)
                                                       --------       --------
Loss from continuing operations                          (8,792)        (3,255)
Loss from discontinued operations (Note 17)              (2,150)       (14,004)
                                                       --------       --------
Net loss                                               $(10,942)      $(17,259)
                                                       ========       ========
Weighted average common shares outstanding                5,048          4,535
                                                       ========       ========
Basic net loss per common share:
  Continuing operations                                   (1.74)         (0.72)
  Discontinued operations                                 (0.43)         (3.09)
                                                       --------       --------
Basic net loss per common share                        $  (2.17)      $  (3.81)
                                                       ========       ========
Weighted average dilutive shares outstanding              5,048          4,535
                                                       ========       ========
Diluted net loss per common share                      $  (2.17)      $  (3.81)
                                                       ========       ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                        For the Years Ended December 31,
                      (in thousands, except per share data)

                                                      December 31,  December 31,
                                                      ------------  ------------
                                                          2001          2000
                                                        --------      --------
Net loss                                               $ (10,942)    $ (17,259)
Other comprehensive  loss:
  Cumulative effect of adoption of FAS 133                   (30)           --
  Cash flow hedges, net of taxes                            (111)           --
                                                       ---------     ---------
   Other comprehensive loss                                 (141)           --
                                                       ---------     ---------
Total comprehensive loss                               $ (11,083)    $ (17,259)
                                                       =========     =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                                         Accumulated
                                         Common Stock          Additional                   other
                                    ----------------------      Paid-in    Accumulated  comprehensive
                                     Shares        Amount       Capital      Deficit        (loss)         Total
                                    --------      --------      --------     --------      --------      --------
Balance, January 1, 2000               4,457      $     45      $ 32,508     $(11,138)     $     --      $ 21,415
Stock options exercised                  121             1         1,001                                    1,002
Options and warrants issued for
  services to non-employees                                          197                                      197
Warrants exercised                        52                         396                                      396
Net loss                                                                      (17,259)                    (17,259)
                                    --------      --------      --------     --------      --------      --------
Balance, December 31, 2000             4,630            46        34,102      (28,397)           --         5,751
Common stock sold                      1,058            11         1,178                                    1,189
Net loss                                                                      (10,942)                    (10,942)
Other comprehensive loss                                                                       (141)         (141)
                                    --------      --------      --------     --------      --------      --------
Balance, December 31, 2001             5,688      $     57      $ 35,280     $(39,339)     $   (141)     $ (4,143)
                                    ========      ========      ========     ========      ========      ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended
                                 (in thousands)

                                                                          December 31,
                                                                     ---------------------
                                                                       2001         2000
                                                                     --------     --------
Cash flows from operating activities:
  Net loss                                                           $(10,942)    $(17,259)
  Adjustments to reconcile net loss to net cash used in
       operating activities:
    Loss from discontinued operations                                   2,150       14,004
    Depreciation and amortization                                       3,670        2,968
    Gain on the disposition of assets                                  (1,461)        (223)
    Change in deferred revenues                                             2         (249)
    Provision for doubtful accounts                                       450          221
    Provision for excess and obsolete inventory                         1,055          844
    Provision for long-term asset impairment                               --          824
    Options and warrants issued for services                               --          197
    Deferred taxes                                                      2,281           14
Changes in assets and liabilities:
  Trade accounts receivable                                            (1,218)       2,872
  Income tax refunds                                                      290          530
  Inventories                                                             798        2,982
  Other assets                                                            (20)      (1,178)
  Accounts payable and accrued expenses                                 2,783        5,478
  Net change in assets and liabilities of discontinued operations         666         (666)
                                                                     --------     --------
Net cash:
  Provided by continuing operations                                       504       11,359
  Used in discontinued operations                                      (2,150)     (12,513)
                                                                     --------     --------
Net cash used in operating activities                                  (1,646)      (1,154)
                                                                     --------     --------
Cash flows from investing activities:
  Capital expenditures                                                   (401)      (1,136)
  Proceeds from sale of assets                                          1,600        1,538
                                                                     --------     --------
Net cash provided by investing activities                               1,199          402
                                                                     --------     --------
Cash flows from financing activities:
  Proceeds from exercise of warrants and employee stock options            --        1,398
  Net proceeds from issuance of debt                                    1,733        4,400
  Proceeds from issuance of common stock                                1,189           --
  Payments on loans payable and capital leases                         (2,602)      (6,179)
                                                                     --------     --------
Net cash provided by (used in) financing activities                       320         (381)
                                                                     --------     --------
Net decrease in cash and cash equivalents                                (127)      (1,133)
Cash and cash equivalents at beginning of year                            152        1,285
                                                                     --------     --------
Cash and cash equivalents at end of year                             $     25     $    152
                                                                     ========     ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                               For the Years Ended
                                 (in thousands)

                                                                December 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Non-cash transactions:
  Options and warrants issued for services                  $     --    $    197
  Equipment acquisitions funded through capital leases         1,348       1,635
Cash paid for:
  Interest                                                     1,309       1,426
  Taxes                                                           21         329

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. During 2000, in view of a declining market in the text terminals business, with which the Company's goodwill is associated, management reassessed its useful life. It was determined that the useful life of goodwill should be shortened to be more reflective of the rate of decline in this segment of the business. Accordingly, management changed the remaining useful life of 5 years to a remaining useful life of 3 years, commencing in the fourth quarter of 2000. This change in accounting estimate increased amortization expense in 2000 by approximately $185. The Company did not record any impairment charges in 2001. Amortization of goodwill amounted to $1,822 for the year ended December 31, 2001 and $1,263 for the year ended December 31, 2000. Accumulated amortization of goodwill as of December 31, 2001 was $7,604. The Company's previous business combinations were accounted for using the purchase method. Currently, the Company is assessing, but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations. See New Accounting Standards.

Minority Interest

In the absence of a commitment by minority shareholders to fund losses in excess of their equity, such losses have been attributed to the Company.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and long-term debt reported on the balance sheets approximate their fair value. The Company estimated the fair value of long-term debt by comparing the carrying amount to the future cash flows of the instrument, discounted using the Company's incremental rate of borrowing for a similar instrument.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer or passage of title and assumption of risk. The Company monitors product returns, generally which are for stock rotation with a coinciding replacement order, and records provisions for estimated future returns and potential warranty liability at the time revenue is recorded. The Company recorded an allowance for doubtful accounts of $1,348 and $ 723 as of December 31, 2001 and 2000, respectively. Service revenue is recognized when services are performed and billable. Revenue from maintenance and extended warranty agreements is deferred and recognized ratably over the term of the agreement. Software revenue is recognized upon delivery of the software to the customer and there is reasonable assurance of collection of the receivable. The Company had two customers representing 24% and 11% of revenues respectively in 2001. No single customer represented more than 10% of revenue in 2000. As of December 31, 2001, the balance due from one single customer amounted to 26% of net trade accounts receivable, for which the Company has negotiated a pay down schedule to eliminate the past due amount by May 2002.

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

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $920 and $2,183 for the years ended December 31, 2001 and 2000.

Net Loss Per Common Share

SFAS No. 128, "Earnings Per Share," requires a reconciliation of the numerator and denominator of the basic net loss per share computation to the numerator and denominator of the diluted net loss per share computation. There were no dilutive instruments for 2001 and 2000.

Options to purchase 2,206,957 shares of common stock at a weighted average price of $4.20 per share were not included in the computation of diluted net loss per share in 2001 because the options' exercise price was either greater than the average market price of the common shares or the effect of exercise would be antidilutive.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Loss

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. GAI Partnership

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

The major components of inventories are as follows:

                                                                    December 31,
                                                                    ------------
                                                                        2001
                                                                      --------
Raw materials and purchased components                                $  6,329
Finished goods                                                             952
Service parts                                                              792
                                                                      --------
                                                                      $  8,073
                                                                      ========

6. Property and Equipment

Property and equipment consists of the following:

                                                                    December 31,
                                                                    ------------
                                                                        2001
                                                                      --------
Land                                                                  $  2,502
Buildings and improvements                                               6,503
Machinery and equipment                                                  9,856
                                                                      --------
                                                                        18,861
Less accumulated depreciation and amortization                           7,868
                                                                      --------
                                                                      $ 10,993
                                                                      ========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

                                                           2001          2000
                                                         --------      --------
Current:
  Federal                                                $   (898)     $   (303)
  State                                                        --            --
                                                         --------      --------
                                                             (898)         (303)
                                                         --------      --------
Deferred:
  Federal                                                   2,281            14
  State                                                        --            --
                                                         --------      --------
                                                            2,281            14
                                                         --------      --------
                                                         $  1,383      $   (289)
                                                         ========      ========

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

                                                           2001          2000
                                                         --------      --------
Federal income tax at statutory rate                     $ (2,519)     $ (1,205)
Utilization of prior year net operating
  loss carryforwards                                         (195)           --
Reversal of prior year overaccruals                          (898)           --
Other, net                                                     38          (273)
Change in valuation allowance on deferred
  tax assets                                                4,957         1,189
                                                         --------      --------
     Income tax expense (benefit)                        $  1,383      $   (289)
                                                         ========      ========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets and liabilities were as follows:

                                                                    December 31,
                                                                    ------------
                                                                        2001
                                                                      --------
Current deferred tax assets:
  Inventory                                                           $  1,666
  Accounts receivable                                                      538
  Warranties                                                               363
  Other                                                                  1,003
  Less valuation allowance                                              (3,570)
                                                                      --------
     Total current deferred tax assets                                $     --
                                                                      ========
Noncurrent deferred tax assets - Goodwill
  and other                                                           $  1,713
Noncurrent deferred tax liabilities - Property
  and equipment                                                           (783)
Net operating loss carryforwards                                         8,238
Less valuation allowance                                                (9,168)
                                                                      --------
     Net noncurrent deferred tax liabilities                          $     --
                                                                      ========

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

8. Debt

Long-term debt at December 31, 2001 consisted of the following:

                                                                          2001
                                                                        --------
Note payable to Independence Community Bank, bearing interest at 7.75% payable monthly, balloon payment of $4,439 due on
  or before July 1, 2009, collateralized by land and building           $  5,946
Revolving loan                                                             8,507
Capital lease obligations                                                  1,742
                                                                        --------
                                                                          16,195
Less current maturities on long-term debt                                 15,362
                                                                        --------
                                                                        $    833
                                                                        ========

a) Notes payable were $8,507 at December 31, 2001, under a $12,000 revolving credit agreement with a bank syndicate for loans and letters of credit. The revolving credit agreement expires April 14, 2003. There was a letter of credit outstanding totaling $18 at December 31, 2001. Borrowing under the Revolving Loan is based on a borrowing base formula of up to 75% of eligible receivables,

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plus 50% of delineated eligible inventory, plus 30% of non-delineated eligible inventory. On April 17, 2001, the revolving line of credit was reduced from a maximum amount of $15,000 to $12,000. The maximum amount of additional credit available under the revolving loan at December 31, 2001 was $1,570.

The commitment fee is 0.5% per year on the average daily unused principal balance of the revolving loan and the outstanding letters of credit. The weighted average interest rate on short-term borrowings was 9.2% for the year ended December 31, 2001.

As of December 31, 2001, the Company was in violation of certain covenants of the Chase Credit Line. As of March 25, 2002, the covenant violations had not been waived by the participating banks. Additionally, during the first quarter of 2002, certain collateral against which the Company had secured borrowings was declared ineligible by Chase. The elimination of the collateral from the borrowing base formula caused the Company to be in an over-advanced position with respect to the Chase Credit Line. Under the terms of the Chase Credit Line, the Company is allowed an over-advance amount of only $750 and for no more than a 30-day period. The Company has initiated actions to eliminate the over-advance position prior to March 27, 2002, the deadline instituted by Chase, but was not successful. As a result of the inability to eliminate the over-advance position, on March 27, 2002, the Company signed an amendment to the Chase Credit Line wherein the Company agreed to limit the amount of the over-advance to $500 by April 5, 2002 and to $400 by April 12, 2002. As part of the agreement the Company also agreed to a reduction in the overall amount to the line from $12,000 to $6,500. As of March 27, 2002, the Company had $5,720 outstanding under the Chase Credit Line. The Company believes it will be successful in limiting the amount of the over-advance to the prescribed amounts in the timeframe allotted. However, there can be no assurance the Company will be successful in limiting the over-advance to these amounts in the time prescribed. Should the Company be unsuccessful, Chase may rely on remedies defined in the Chase Credit Line, including calling the loan for immediate repayment.

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
                             -------
                             $16,195
                             =======

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Equity

At December 31, 2001, stockholders' deficit consisted of the following:

                                                                   December 31,
                                                                   ------------
                                                                       2001
                                                                     --------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                            $     --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,5,688,037 and 4,630,160 shares issued                         57

Additional paid-in capital                                             35,280
Accumulated deficit                                                   (39,339)
Accumulated other comprehensive loss                                     (141)
                                                                     --------
     Total stockholders' deficit                                     $ (4,143)
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

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". During the years ended December 31, 2001 and 2000, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

The Company follows the disclosure requirements of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net income applicable to common stockholders and net income per share as if compensation cost for the Company's employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 2000 as follows:

      1.    Dividend yield of 0% for all years

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      2.    Expected volatility of 137% in 2001, and 50% in 2000

      3. Risk-free interest rates ranging from 4.7% in 2001, and 5.07% to 5.48% in 2000

      4.    Expected term of 3 years in 2001, and 3 years in 2000

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been equal to the pro forma amounts indicated below:

                                                          2001          2000
                                                        ---------     ---------
Net loss
  As reported                                           $ (10,942)    $ (17,259)
  Under SFAS No. 123                                      (11,236)      (18,005)

Net loss per share
  As reported - basic                                   $   (2.17)    $   (3.81)
  As reported - diluted                                     (2.17)        (3.81)
  Under SFAS No. 123 - basic                                (2.23)        (3.97)
  Under SFAS No. 123 - diluted                              (2.23)        (3.97)

A summary of the status of the Company's stock options and warrants as of December 31, 2001and 2000 and changes during the years ending on those dates is as follows:

Options -Boundless Corporation                     2001                      2000
------------------------------             ---------------------     --------------------
                                           Weighted                  Weighted
                                           Average                   Average
                                           Exercise                  Exercise
                                           Shares        Price       Shares        Price
                                           ---------     ------      ---------     ------
Outstanding at beginning of year           1,546,178     $ 4.61      1,395,765     $ 5.70
  Granted                                    200,938       2.04        417,000       2.76
  Exercised                                       --         --       (161,539)      8.67
  Forfeited                                 (270,657)      5.13       (105,048)      5.90
                                           ---------     ------      ---------     ------
Outstanding at end of year                 1,476,459     $ 3.97      1,546,178     $ 4.61
                                           =========     ------      =========     ------
Options exercisable at end of year         1,175,301     $ 4.10      1,052,441     $ 4.49
                                           =========     ======      =========     ======
Weighted average fair value
  of options granted during the year                     $ 0.91                    $ 1.22
                                                         ======                    ======

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants- Boundless Corporation                    2001                      2000
-------------------------------            --------------------      --------------------
                                           Weighted                  Weighted
                                           Average                   Average
                                           Exercise                  Exercise
                                           Shares        Price       Shares        Price
                                           ---------     ------      ---------     ------
Outstanding at beginning of year             677,342     $ 7.67        640,058     $ 7.85
  Granted                                    216,190       2.20         70,000       7.19
  Exercised                                       --         --        (31,375)     10.00
  Forfeited                                       --         --         (1,341)     12.96
                                           ---------     ------      ---------     ------
Outstanding at end of year                   893,532     $ 6.35        677,342     $ 7.67
                                           =========     ------      =========     ------
Warrants exercisable at end of year          847,032     $ 6.42        657,342     $ 7.67
                                           =========     ======      =========     ======
Weighted average fair value
  of warrants granted during the year                    $ 1.06                    $ 2.60
                                                         ======                    ======

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
                                =========         ======         ======             =========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12 Commitments

Leases

The Company leases certain manufacturing, sales and administrative facilities and office equipment under operating lease agreements, which expire at various times through May 2006. The most significant lease is for the Company's facility in Boca Raton, Florida which expires in September 2005 with a total outstanding commitment of $1,894. Total rent expense was $1,377 and $935 in 2001and 2000, respectively.

Future minimum rental commitments as of December 31, 2001 were as follows:

2002                           $   819
2003                               788
2004                               780
2005                               448
2006                                53
                               -------
                               $ 2,888
                               =======

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Information for the current and prior year by business segment is presented below (in thousands):

                                                                    Boundless      Boundless
For the year ended                                   Elimi-         Technol-       Manufact-
December 31, 2001                     Total          nations        ogies/Corp.    uring
------------------                    ---------      ---------      -----------    ---------
Customer Revenue                      $  59,581                     $  32,872      $  26,709
Intercompany Revenue                                 $ (23,392)                       23,392
                                      ---------      ---------      ---------      ---------
Total Revenue                         $  59,581      $ (23,392)     $  32,872      $  50,101
                                      =========      =========      =========      =========

Gross Margin                          $   6,283      $  (1,128)     $   7,963      $    (552)
                                      =========      =========      =========      =========
Gross Margin percent                       10.5%                         24.2%          -1.1%
                                      =========                     =========      =========

Operating income (loss)               $  (5,810)                    $     902      $  (6,712)
                                      =========                     =========      =========

Total assets by business segment      $  33,215                     $  10,396      $  22,819
                                      =========                     =========      =========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended                                   Elimi-         Technol-       Manufact-
December 31, 2000                     Total          nations        ogies/Corp.    uring
------------------                    ---------      ---------      -----------    ---------
Customer Revenue                      $  64,544                     $  55,665      $   8,879
Intercompany Revenue                                 $ (41,649)                       41,649
                                      ---------      ---------      ---------      ---------
Total Revenue                         $  64,544      $ (41,649)     $  55,665      $  50,528
                                      =========      =========      =========      =========

Gross Margin                          $  15,500                     $  16,183      $    (683)
                                      =========                     =========      =========
Gross Margin percent                       24.0%                         29.1%          -1.4%
                                      =========                     =========      =========

Operating income (loss)               $  (2,089)                    $   3,640      $  (5,729)
                                      =========                     =========      =========

Total assets by business segment      $  39,604                     $  19,267      $  20,337
                                      =========                     =========      =========

Foreign sales were approximately $13,047 and $18,157 for 2001 and 2000, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:

                                   2001       2000
                                   ----       ----
United Kingdom                       8%         8%
Other European countries            11%        13%
Other foreign countries              3%         7%
                                   ---        ---
     Total                          22%        28%
                                   ===        ===

All significant long-lived assets of the Company are in the United States.

15 Defined Contribution Plan

The Company provides a 401(k) retirement savings plan (the "401(k) Plan") for its full-time employees. Under the provisions of the 401(k) Plan, each participant may elect to contribute up to 15% of his or her annual salary. At its discretion, the Company may make contributions to the 401(k) Plan. During the years ended December 31, 2001 and 2000, the Company made contributions of $229 and $173.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                          For the three months ended
                                                Dec. 31,     Sept. 30,    June 30,     March 31,
                                                ------------------------------------------------
                                                  2001         2001         2001         2001
                                                --------     --------     --------     --------
Net revenue                                     $ 13,621     $ 18,074     $ 14,897     $ 12,989
Cost of product sold and services                 12,397       15,605       13,855       11,441
Gross profit                                       1,224        2,469        1,042        1,548
Income (loss) from continuing operations          (4,511)         224       (1,585)      (2,920)
Income (loss) from discontinued  operations           --          316           --       (2,466)
Net income (loss)                               $ (4,511)    $    540     $ (1,585)    $ (5,386)

Per share amounts:
Basic net income (loss) per common share        $  (0.89)    $   0.10     $  (0.32)    $  (1.16)
Diluted net income (loss) per common share      $  (0.89)    $   0.10     $  (0.32)    $  (1.16)

                                                          For the three months ended
                                                Dec. 31,     Sept. 30,    June 30,     March 31,
                                                ------------------------------------------------
                                                  2000         2000         2000         2000
                                                --------     --------     --------     --------
Net revenue                                     $ 14,461     $ 15,871     $ 17,480     $ 16,732
Cost of product sold and services                 11,345       11,884       12,986       12,829
Gross profit                                       3,116        3,987        4,494        3,903
Loss from continuing operations                   (1,932)        (657)        (232)        (434)
Loss from discontinued operations                 (4,396)      (3,753)      (3,569)      (2,286)
Net loss                                        $ (6,328)    $ (4,410)    $ (3,801)      (2,720)

Per share amounts:
Basic net loss per common share                 $  (1.39)    $  (0.97)    $  (0.84)    $  (0.61)
Diluted net loss per common share               $  (1.39)    $  (0.97)    $  (0.84)    $  (0.61)

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net assets of Merinta were zero at December 31, 2001.

The reported loss from discontinued operations for the year ended December 31, 2000 was $14,004. The reported loss from discontinued operations for the year ended December 31, 2001 is as follows:

                                                                    December 31,
                                                                    ------------
                                                                        2001
                                                                    ------------
Loss from discontinued operations from  January 1, 2001
 until the measurement date of March 31, 2001                         $ (2,466)
                                                                      --------
Gain on disposal of subsidiary:
Loss from operations  from April 1, 2001 to date of disposal          $ (1,237)
Net accounts receivable writeoff                                          (125)
Write off of prepaid license fees and other intangible assets           (4,011)
Net machinery and equipment writeoff                                      (180)
Gain on accounts payable settlements                                       869
Writeoff of minority interest in subsidiary                              5,000
                                                                      --------
Gain on disposal of subsidiary                                             316
                                                                      --------
   Total loss from discontinued operations                            $ (2,150)
                                                                      ========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SCHEDULE I -CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                    December 31,
                                                                    ------------
                                                                        2001
                                                                      --------
                         ASSETS

Current assets:

  Other current assets                                                $     50
                                                                      --------
    Total current assets                                                    50
Investments in and advances to subsidiaries
    (eliminated in consolidation)                                       (4,168)
                                                                      --------
                                                                      $ (4,118)
                                                                      ========
         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                     25
                                                                      --------
    Total current liabilities                                               25
                                                                      --------

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                                   --
Common stock, $0.01 par value, 25,000,000 shares
  authorized, 5,688,037 shares issued                                       57
Additional paid-in capital                                              35,280
Accumulated deficit                                                    (39,339)
Accumulated other comprehensive loss                                      (141)
                                                                      --------
    Total stockholders' deficit                                         (4,143)
                                                                      --------
                                                                      $ (4,118)
                                                                      ========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SCHEDULE I -CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
                                 (In thousands)

                                                                  December 31,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
Sales                                                      $        --    $        --
Cost of sales                                                       --             --
                                                           -----------    -----------
    Gross margin                                                    --             --
Expenses:
  General and administrative                               $       150    $       659
  Interest                                                          --            (35)
                                                           -----------    -----------
                                                                   150            624
                                                           -----------    -----------
Loss before equity in loss of consolidated subsidiaries           (150)          (624)
Equity in loss of consolidated subsidiaries                    (10,792)       (16,635)
                                                           -----------    -----------
Net loss applicable to common stockholders                 $   (10,942)   $   (17,259)
                                                           ===========    ===========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SCHEDULE I -CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                        CONDENSED STATEMENT OFCASH FLOWS
                               FOR THE YEARS ENDED
                                 (In thousands)

                                                               December 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Net cash flows used in operating activities                $   (930)   $   (234)
                                                           --------    --------
Cash flows from investing activities:
Investment in subsidiaries                                     (279)     (1,644)
                                                           --------    --------
    Net cash used in investing activities                      (279)     (1,644)
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      1,189       1,398
                                                           --------    --------
    Net cash provided by financing activities                 1,189       1,398
                                                           --------    --------
Net decrease in cash and cash equivalents                       (20)       (480)
Cash and cash equivalents at beginning of year                   20         500
                                                           --------    --------
Cash and cash equivalents at end of year                   $     --    $     20
                                                           ========    ========
Non-cash transactions:
  Options, warrants and common stock issued for services   $     --    $    197

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        For the Years Ended December 31,
                                 (In thousands)

                                         Balance at                                       Balance at
                                        Beginning of                                        End of
           Description                     Period         Additions       Deductions        Period
----------------------------------     --------------  ---------------  --------------   -------------
Allowances:
 Doubtful accounts:
    2003                                   $  763          $  104           $  244(A)       $  623
    2002                                    1,348             599            1,184(A)          763
 Manufacturing inventory reserves:
    2003                                      789           1,169              716(B)        1,242
    2002                                    3,451             565            3,227(B)          789

(A)   Includes accounts written off during the period.

(B)   Includes inventory written off during the period.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (In thousands)

                                         Balance at                                       Balance at
                                        Beginning of                                        End of
           Description                     Period         Additions       Deductions        Period
----------------------------------     --------------  ---------------  --------------   -------------
Allowances:
 Doubtful accounts:
         2001                              $  723          $  993(C)        $ 368(A)        $1,348
         2000                                 627             221             125(A)           723
         Inventory reserves:
         2001                               4,308           1,055           1,912(B)         3,451
         2000                               2,920           2,012(C)          624(B)         4,308

(A)   Includes accounts written off during the period.

(B)   Includes inventory written off during the period.

(C) Includes transfers in from other asset reserves for related amounts now included in inventory.