Form 10-K
period 2004-12-31
BOUNDLESS CORP
filed 2006-03-02
CIK 837472

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

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant is a shell company (as defined in
                         Rule 12b-2 of the Exchange Act

                                 Yes |_|   No |X|

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's
                   Common Stock on December 31, 2005, is $0.

  As of February 28, 2006 the registrant had 6,705,613 shares of Common Stock,
                     $.01 par value per share, outstanding.

       Boundless Corporation and Subsidiary Companies Report on Form 10-K
                      For the Year Ended December 31, 2004

Included in Item 7 of this Annual Report on Form 10-K is management's discussion and analysis of financial condition and results of operations applicable to the three fiscal quarters ended March 31, June 30 and September 30, 2004, not previously filed with the Securities and Exchange Commission. This Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is being filed contemporaneously with the above mentioned quaterly reports on Form 10-Q.

                                                                                                                            Page
                                                                                                                            ----
                                                              PART I

Item 1.   Business                                                                                                             2
Item 2.   Properties                                                                                                          14
Item 3.   Legal Proceedings                                                                                                   14
Item 4.   Submission of Matters to a Vote of Security Holders                                                                 15

                                                             PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities    15
Item 6.   Selected Financial Data                                                                                             16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                               18
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                                                          37
Item 8.   Financial Statements and Supplementary Data                                                                         37
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                                37
Item 9A.  Controls and Procedures                                                                                             37
Item 9B   Other Information                                                                                                   38

                                                             PART III

Item 10.  Directors and Executive Officers of the Registrant                                                                  38
Item 11.  Executive Compensation                                                                                              41
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                      44
Item 13.  Certain Relationships and Related Transactions                                                                      46
Item 14.  Principal Accountant Fees and Services                                                                              46

                                                             PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K                                                   48

          Signatures                                                                                                          53
          Section 302 Certification  (Filed as Exhibit 31)
          Section 906 Certification  (Filed as Exhibit 32)

                                     PART I

ITEM 1. BUSINESS

      Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries, Boundless Technologies, Inc. ("Boundless Technologies") and Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), is a manufacturer of text terminals and provider of manufacturing services. The Company's headquarters is located at 50 Engineers Lane, Farmingdale, New York 11735 (telephone number (631) 962-1500).

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

      Forward-looking statements that the Company makes, or that are made by others on its behalf with its knowledge and express permission, are based on knowledge of the Company's business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward looking statements made herein. The Company cannot assure the reader that the results or developments anticipated by it will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for it or affect it, its business or operations in the way the Company expects. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, which are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events, other than as required to comply with the disclosure requirements of the federal securities laws.

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

      The operating losses generated by Boundless Manufacturing and Merinta, in combination with the economic downturn following September 11, 2001, caused the Company and its subsidiaries, on March 12, 2003, (the "Petition Date"), to seek protection under Chapter 11 of the Bankruptcy Code.

B.    Pre-Petition Credit Facility with CIT Group/Business Credit, Inc.

      Pursuant to a Financing Agreement dated June 27, 2002, the Company entered into a credit facility with the CIT Group/Business Credit, Inc. ("CIT"). Under this credit facility, CIT agreed to make loans and advances to the Company in amounts of up to 85% of their aggregate outstanding "eligible" accounts, plus the lesser of 10% of the aggregate value of the Company's eligible inventory, 85% of the appraised inventory liquidation value or $200,000, whichever is less. The credit facility also provided for revolving loans with a maximum availability under the credit facility of $8.5 million. As security for the aforementioned credit facility, the Company granted CIT a security interest in and to substantially all of its personal property.

      Prior to the Petition Date, CIT advised the Company that it would not make any further advances (the "Notification"). At that time, the Company owed CIT approximately $600,000. During the ten day period subsequent to the Notification, payments of the Company's receivables to CIT satisfied all or substantially all of the amounts due and owing to CIT. By assignment dated February 21, 2003, CIT assigned all of its right, title and interest in and to the CIT Credit Facility to Valtec Capital Corporation ("Valtec"). Prior to this assignment, Valtec was a subordinated secured creditor of the Company.

C.    Pre-Petition Credit Facility with Valtec

      By a loan and security agreement dated December 3, 2002 (the "Valtec Loan Agreement"), the Company consolidated prior borrowings and received additional borrowings from Valtec in the aggregate amount of approximately $1.2 million (plus accrued and unpaid interest and other charges). Valtec agreed to provide debtor-in-possession financing to the Company so that the Company could continue to operate its respective businesses as going concerns, provided that the Company filed a petition under Chapter 11 and scheduled a sale of all of its assets pursuant to ss.363 of the Bankruptcy Code shortly after the filing of the Company's Chapter 11 petitions.

D.    Procedural History

      The Company and its subsidiaries filed their respective petitions for relief pursuant to the Bankruptcy Code on March 12, 2003 (the "Petition Date"). On March 14, 2003, the Bankruptcy Court signed an Order directing that the bankruptcy cases be consolidated for procedural purposes and jointly administered. On March 25, 2003, an Official Committee of Unsecured Creditors (the "Committee") was appointed. The law firm of Platzer Swergold Karlin Levine Goldberg & Jaslow, LLP was retained to represent the Committee.

E.    The Company's Administrative Period

      During the period from the Petition Date through and including January 28, 2005, Valtec provided debtor-in-possession financing ("Valtec DIP Financing") to the Company. Pursuant to the Bankruptcy Court's Interim Order entered on April 17, 2003 (the "Interim Order"), the Bankruptcy Court approved: (i) the Company's use of Valtec's cash collateral ("Valtec's Cash Collateral"); (ii) direct borrowings from Valtec of an amount up to $1,500,000; and (iii) the Debtor-in-Possession Financing and Security Agreement by and among Valtec and the Company (the "DIP Financing Agreement").

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

F.    Valtec Settlement and Agreement with Vision

      The settlement stipulation dated June 11, 2003 (the "Settlement Stipulation") by and among the Company, the Committee, Vision and Valtec resolved all then outstanding issues with Valtec and incorporated by reference an amended version of the Vision Agreement dated May 11, 2003 (the "Amended Vision Agreement"). The Settlement Stipulation and the Amended Vision Agreement were "So Ordered" by the Bankruptcy Court on June 18, 2003. Pursuant to the Settlement Stipulation the parties agreed as follows:

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

      3.    The Pre-Petition Obligations to Valtec were fully secured.

      4.    The DIP Debt was fully secured.

      5. Payment of the DIP Debt, through a combination of amounts paid to Valtec to reimburse it for inventory acquired by the Company, in part utilizing financing provided by Vision, was to be made in weekly payments of $13,000, plus payment for inventory at Company's cost. As of December 31, 2005, the Company has made all of such required payments.

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

      8. Vision would provide supplemental financing to the Company in an amount up to $650,000 plus interest (inclusive of the Vision advances theretofore provided) as contemplated by the Amended Vision Agreement. Payment of the Vision Debt will commence subsequent to payment in full of the Valtec Obligations, and shall be secured by a lien subordinate to the lien securing payment of the Valtec Obligations. As of December 31, 2004, the amounts due under the Valtec and Vision Claims were approximately $638,000 and $738,000 (with interest), respectively and the amount of the collateral (as defined in the Settlement Stipulation) collateralizing these claims amounted to approximately $2,225,000.

      9. Valtec authorized the continued use of Valtec's Cash Collateral during the pendency of the Plan.

      10. As required in the Settlement Stipulation, the Company is and shall be required to maintain collateral margins of $100,000 in excess of the Valtec Obligations, and provide Valtec with financial information on a weekly basis. As of December 31, 2004, the Company has met both the excess collateral margin and reporting requirements.

      Pursuant to the Amended Vision Agreement by and among the Company, the Committee and Vision, the parties agreed as follows:

      1. Vision would advance to the Company an amount up to $650,000 to be secured by a security interest upon substantially all of the Company's assets, subordinate to the security interest securing payment of the Valtec Obligations.

      2. The establishment of an executive committee acceptable to Vision. There is no overlap in functions or duties between the executive committee and the Board of Directors. The executive committee of the Board of Directors is responsible for the creation and execution of the Company's strategic business plan. As of February 10, 2006 the executive committee was comprised of Mr. Frank Stephens, a current member of the Company's Board of Directors; Mr. John Ryan, the Company's Chief Operating Officer; and, Mr. Joseph Gardner, the Company's Chief Financial Officer. No compensation is paid to any member of the executive committee as a result of being a member of the executive committee.

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

      On February 2, 2005, the Company filed, as exhibits, the EGC Agreement on Form 8-K with the Securities and Exchange Commission.

H.    Sale of 100 Marcus Avenue, Hauppauge, New York

      On or about September 17, 2003, pursuant to that certain Purchase and Sale Agreement ("Purchase Agreement") by and among the Company, Independence Community Bank ("ICB"), JPMorgan Chase and 100 Marcus LLC, the Company agreed to transfer all of its right, title and interest in and to 100 Marcus Boulevard, Hauppauge, New York, which had served as the Company's main operating facility (the "Premises"). ICB and JPMorgan Chase held mortgages on the Premises and participated in the sale transaction. The Company successfully negotiated a sale of the Premises which provided for: (i) satisfaction of all liens and encumbrances of ICB and JPMorgan Chase; (ii) payment of all outstanding real estate tax obligations from the proceeds of the sale; (iii) the Company's use of 15,000 square feet, rent free, for a period of one (1) year post-closing; (iv) the payment of $250,000 to the Company and (v) ICB and JP Morgan Chase retaining unsecured claims against the Company for the difference between the Company's Obligations to such banks and the amount of the proceeds of the sale of the Premises remitted to such bank. As a result, such banks have pre-petition unsecured claims against the Company aggregating approximately $2,271,000.

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

      To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth our revised capital structure and establish our corporate governance subsequent to exit from bankruptcy. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for the Company's emergence from bankruptcy, but there can be no assurance that the creditors eligible to vote on our plan will support our positions or our plan of reorganization (disagreements between us and those eligible to vote on our plan could adversely affect our reorganization process, including our emergence from Chapter 11). Nor can there be any assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully. In addition, the Company is required to file with the Securities and Exchange Commission delinquent financial reports prior to their removing objections to the Company's plan of reorganization.

      We are working towards emerging from Chapter 11 no later than April 30, 2006, but that timing is dependent on, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, nor can we make any predictions concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that Boundless' presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future investments in any Boundless security.

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

      Percentage of Total Revenues. The table below sets forth, for each of the three calendar years ended December 31 the percentage of total revenue contributed by those classes of similar products or services which accounted for a material portion of consolidated revenue in any of such years. Material inter-company revenue has been eliminated.

                                 General Display    Electronic Manufacturing
Period                              Terminals               Services
------                              ---------               --------

2004                                  87.6%                  12.4%

2003                                  88.0%                  12.0%

2002                                  64.2%                  35.8%

            Foreign Sales. Net foreign sales were approximately $1,929,000, $3,473,000 and $7,430,000 for 2004, 2003 and 2002, respectively. The tables below set forth, for each of the three calendar years ended December 31, the approximate percentage of total revenue attributable to foreign sales and the percentage attributable to the European region.

                                    % of Total Revenue
                                    ------------------

Period                        Total                     Europe
------                        -----                     ------

2004                          26.4%                     20.9%

2003                          29.6%                     25.3%

2002                          27.7%                     16.9%

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

            Suppliers. The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. Purchases from Radiance Electronics, Ansen Corporation and Video Display Corporation accounted for approximately 33.5%, 20.2% and 8.9%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components in 2004. Purchases from Radiance Electronics (formerly Goldtron Electric), Ansen Corporation and Hewlett Packard, accounted for approximately 24%, 20% and 18%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components in 2003. In 2002 Goldtron Electric, Arrow Electronics and Clinton Electric Corp. accounted for approximately 22%, 9% and 6%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components.

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

      The Company placed on Ansen initial purchase orders for certain components with committed delivery dates beginning March 2003. The failure of Ansen to timely deliver the components resulted in the cancellation or rescheduling of customer orders placed on the Company; and generally resulted in a reduction of the number of components required by the Company with respect to the original delivery dates. On November 7, 2003, Ansen notified the Company of its intention to terminate the Ansen Agreement due to the alleged failure of the Company to accept and pay for the components as originally scheduled. By subsequent agreement, the Company will continue to purchase any remaining components from Ansen as needed; and, should any components remain as of the Effective Date, the Company will purchase the then remaining balance. As of December 31, 2005, Ansen continues to deliver the components to the Company and the balance due Ansen is approximately $50,000.

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

      Warranties. The Company provides a one-year warranty covering defective materials and workmanship. The Company's products are serviced at depots that are geographically dispersed throughout the world. Users can purchase extended warranties of up to three years or can pay for repairs on a time and materials basis. For the years 2004, 2003 and 2002, the Company's cost of warranty repairs was less than 1%, respectively, of the Company's total revenues. The Company does not warrant software, but users are permitted to return software for a refund within 30 days after purchase. Accordingly, customers are afforded the opportunity to use software on a trial basis through the Company's evaluation program. A provision for potential warranty liability is recorded at the time revenue is recognized.

      Research and Development. During 2004, 2003 and 2002, the Company expended approximately $150,000, $170,000 and $959,000, respectively, on research and development activities. Boundless' research and development activities have historically related primarily to General Display Terminals and Windows-based terminals. As part of the Company's restructuring activities, significant reductions in the staffing were implemented in March 2003, resulting in lower research and development expenditures as compared to prior years. Additionally, because General Display Terminals are mature products, development activities in the recent past year have only included enhancements to the existing product family.

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

      During 2003 Hewlett Packard advised the Company of its intention to discontinue the sale of certain of the Company's products to Hewlett Packard customers. Hewlett Packard is transitioning its customers to newer technologies, including thin client terminals. The Company continues to sell product to Hewlett Packard, though in smaller volume, and has released the product for sale to distributors who will sell to customers unwilling to transition to the newer technologies.

Competition

            The Company believes that alternative technologies, particularly graphics-capable computers, together with the abandoning of text terminals by both IBM and HP, have eroded the total available market. For 2004, the last year for which the Company has data, annual units shipped into the text market was estimated to be between 100,000 to 130,000 units. The Company believes the market for general purpose text terminals will continue to erode at 20-30% annually. The decline in text sales has resulted in a consolidation of former competitors, as well as the outsourcing of production from original equipment manufacturers to the remaining industry participants. Although industry data is not available, the Company believes its market share to be approximately 25%, with Wyse Technologies ("Wyse"), a Taiwanese company, holding an approximate 45% market share. In the period just prior to the bankruptcy filing, the Company believed the relative market shares of Boundless and Wyse were approximately equal at 35% each. The Company believes that the market will continue to decline and therefore lead to additional consolidation. Any market share increases for the Company will come at the expense of current industry competitors. General Display Terminal customer purchase criteria are based on quality, availability, customization, compatibility with other terminals, and price. The Company holds the leadership position in this market.

Patents, Trademarks and Licensing

            The Company owns approximately 20 patents relating to General Display Terminals issued in the United States and various foreign countries, none of which is believed to be material to its business. The patents expire during the next eight years, with expiration dates ranging from January 2006 through August 2013. The Company believes that the knowledge and experience of its management and personnel and their ability to develop, manufacture and market the Company's products in response to specific customer needs is more significant than its patent rights.

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

Employees

      At December 31, 2005 and December 31, 2004, the Company had approximately 31 full-time employees engaged as follows: 3 in product design and engineering, 21 in manufacturing and repair services, 2 in sales, systems services and marketing and 5 in administration. At December 31, 2003, the Company had approximately 57 full-time employees engaged as follows: 3 in product design and engineering, 40 in manufacturing and repair services, 5 in sales, systems services and marketing and 9 in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.

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

      On February 17, 2003, the defendants' motion for summary judgment was granted. On March 21, 2003, Plaintiff served Notice of Appeal to the United States Court of Appeals for the Second Circuit in opposition to the granting of defendants' motion for summary judgment. On October 15, 2003, the United States Court of Appeal for the Second Circuit granted the defendants' motion to Stay the appeal in accordance with 11 U.S.C. ss. 362, which Stay is still in effect. The Company intends to vigorously defend this suit since it believes that it has meritorious defenses to the action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of stockholders of the Company through the solicitation of proxies or otherwise for the year ended December 31, 2004.

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

As of December 31, 2005, and December 31, 2004 and 2003, there were approximately 625 holders of record of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by AMEX, for the first quarter of 2003. Price per share information for the second, third and fourth quarters of 2003 and for all of 2004 were as reported by CBS Marketwatch.

Year Ended December 31, 2004:                                 High         Low
                                                              ----         ---

             First quarter.............................     $ 0.01       $ 0.01
             Second quarter............................     $ 0.05       $ 0.01
             Third quarter.............................     $ 0.01       $ 0.01
             Fourth quarter............................     $ 0.01       $ 0.01

Year Ended December 31, 2003:                                 High         Low
                                                              ----         ---

             First quarter.............................     $ 0.32       $ 0.06
             Second quarter............................     $ 0.25       $ 0.01
             Third quarter.............................     $ 0.01       $ 0.01
             Fourth quarter............................     $ 0.01       $ 0.01

The last sale price of the Company's Common Stock on December 31, 2005 was $
0.00.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

            The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The consolidated balance sheet data and the consolidated statement of operations data as of and for the years ended December 31, 2001 and December 31, 2000 are derived from the consolidated financial statements which were audited by BDO Seidman, LLP, an independent registered public accounting firm. The consolidated balance sheet data and the consolidated statement of operations data as of and for the years ended December 31, 2004, 2003, and 2002 are derived from the consolidated financial statements which were audited by BP Audit Group, PLLC, an independent registered public accounting firm. The selected financial data as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004 should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere herein.

Consolidated Statement of Operations Data
For the years ended December 31:
(in thousands, except per share data)

                                            2004           2003          2002          2001         2000
                                          ---------     ---------     ---------     ---------     ---------
Total revenues                            $   7,309     $  11,750     $  26,843     $  59,581     $  64,544

Gross margin (loss)                           1,852           788          (537)        6,283        15,500

Interest expense                                129           804         1,402         1,599         1,455
Reorganization items                            484           655            --            --            --
Gain on restructuring of payables                --            --        (3,924)           --            --
Income tax expense (credit)                      --            --            --         1,383          (289)
Loss from continuing
   operations                                   (28)       (3,579)       (7,623)       (8,792)       (3,255)
Loss from discontinued operations                --            --            --        (2,150)      (14,004)
                                          ---------     ---------     ---------     ---------     ---------
Net loss                                        (28)       (3,579)       (7,623)      (10,942)      (17,259)
Accretion on preferred stock                     --            99           148            --            --
                                          ---------     ---------     ---------     ---------     ---------
Loss applicable to
   common shareholders                    $     (28)    $  (3,678)    $  (7,771)    $ (10,942)    $ (17,259)
                                          =========     =========     =========     =========     =========

Loss per common share from
   continuing operations:

Basic and diluted                         $      --     $   (0.55)    $   (1.21)    $   (1.74)    $   (0.72)
                                          =========     =========     =========     =========     =========

Loss per common share:

Basic and diluted                         $      --     $   (0.55)    $   (1.21)    $   (2.17)    $   (3.81)
                                          =========     =========     =========     =========     =========

Consolidated Balance Sheet Data
At December 31:
(in thousands)
Working capital (deficit)                 $     632     $     (39)    $  (9,775)    $ (16,473)    $   3,435
Total assets                                  3,010         4,138        13,236        33,215        39,604
Revolving credit loan (short-term)               --            --            --         8,507            --
Current maturities of long-term debt            350           837         3,142         6,855            --
Liabilities and other items subject to
   compromise                                14,622        13,207            --            --            --
Long-term obligations                           953         1,581         8,294           833        13,442
Mandatorily redeemable preferred
   stock                                         --            --         1,554            --            --
Stockholder's equity (deficit)              (14,905)      (14,877)      (11,199)       (4,143)        5,751

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

Bankruptcy Considerations- Financial Statement Presentation

      The consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Basis of Presentation

      Boundless Corporation is a holding company whose principal subsidiaries are Boundless Technologies, Inc., Boundless Manufacturing Services, Inc., and Merinta Inc. The consolidated financial statements include the accounts of all of the Company's majority-owned subsidiaries. We sometimes collectively refer to Boundless Corporation, together with our consolidated subsidiaries, as "we," "Boundless" or the "Company." All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-Term Investments

      Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments.

      We had $271,000 and $328,000 classified as "cash on deposit with lender" at December 31, 2004 and 2003, respectively, representing cash on-hand in a lockbox account under the control of the Company's DIP lender. On approval of the DIP lender the Company accesses these funds; further, the lender withdraws payments on terms of its DIP financing agreement as discussed above in "Bankruptcy Considerations".

Machinery and Equipment

      Owned machinery and equipment are stated at cost. Property under capital leases, and the related obligation for future lease payments, is recorded at an amount equal to the initial present value of those lease payments.

      Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets' estimated service lives. Leasehold improvements are amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less.

      Properties under capital leases are amortized on the straight-line method over the life of the lease or over their estimated service lives. Amortization of capital leases is included in depreciation and amortization expense.

      Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense as incurred. Costs of additions to and renewals of units of property are capitalized as property and equipment additions.

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

      Similarly, our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Management's review of this allowance could result in a reduction and corresponding credit to the statement of operations.

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

Inventory obsolescence.

      We record inventory valuation allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory valuation allowances may be required. Management's review of this allowance could result in a reduction and corresponding credit to the statement of operations.

Deferred Taxes

      The carrying value of the Company's net deferred tax assets is based on assumptions as to whether the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on applicable estimates and assumptions to utilize its existing loss carry-forwards. If these estimates and related assumptions change in the future, the Company may be required to record applicable adjustments to the valuation allowances against its deferred tax assets resulting in additional income tax expense or credits in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for changes in the valuation allowances quarterly. For the years ended December 31, 2004, 2003 and 2002 the Company has recorded valuation allowances at 100% of its deferred tax assets.

Results of Operations

First quarter of 2004 compared with first quarter of 2003

On March 12, 2003, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to the filing, the Company's inability to obtain material for production adversely impacted customer demand and the Company's ability to satisfy existing customer orders.

Revenue - Revenue for the quarter ended March 31, 2004 was $2,183 as compared to $2,470 for the quarter ended March 31, 2003.

Sales of the Company's General Display Terminals were $1,985 for the quarter ended March 31, 2004 compared to $1,963 for the quarter ended March 31, 2003. The first quarter of 2003 was adversely impacted by the Company's bankruptcy filing. Stabilization of the Company's operations in the periods subsequent to the filing allowed the Company to record revenues of General Display Terminals during the first quarter of 2004 similar to recorded revenue in the first quarter of

2003 despite the industry decline in demand for this product.

Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), were $18. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision. Mr. Smith also owns approximately 15% of the outstanding common stock of the Company. EMS revenue for the quarter ended March 31, 2003 was $300. The revenue decline is wholly attributable to the working capital constraints faced by the Company beginning in the second quarter of 2002.

Net revenue from the Company's repairs and spare parts business for the quarter ended March 31, 2004 was $179 as compared to $207 for the quarter ended March 31, 2003.

Hewlett-Packard contributed 34% of the Company's revenue in the quarter ended March 31, 2004, and 26% of recorded revenues for the first quarter of 2003. During 2003 Hewlett Packard informed the Company of its decision to discontinue the sale of the Company's products. Sales to Hewlett Packard during the first quarter of 2004 represented purchases for its immediate needs as well as product purchases it anticipated needing for the transition of its customers to alternative products.

Gross Margin - The Company recorded gross margin for the three months ended March 31, 2004 of $644 (29.5% of revenue) compared to a gross margin loss of $112 for the first quarter of 2003. The increase in gross margin is attributable to the reduction in fixed overhead associated with the Company's manufacturing facility in Hauppauge, New York, which the Company sold in December 2003. In addition, General Display Terminals, which contribute higher gross margin as compared to the Company's other sources of revenue, provided approximately 91% of revenue in the first quarter of 2004 compared to 79% of revenue in the first quarter of 2003.

Total Operating Expenses - For the quarter ended March 31, 2004, operating expenses, excluding interest expense and reorganization expenses associated with the Company's bankruptcy filing, decreased 5% to $513 (23% of revenue), compared to expenses for the first quarter of 2003 of $537 (22% of revenue). This decrease is attributable primarily to layoffs and other expense control activities which the Company had begun implementing to align sales, marketing and administrative expenses with the revenue decline.

Loss on reimbursement of employee services- Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which will own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. For the first quarter of 2004 the Company charged UCSI $75 and incurred estimated expenses of $90, resulting in a loss on reimbursement of employee services of $15.

Loss on extinguishment of debt- In connection with the bankruptcy filing, during the quarter ended March 31, 2003, the Company obtained debtor-in-possession financing with Valtec Capital, LLC and wrote off $289 of capitalized debt financing costs associated with the asset-based lending agreement with the Company's prior lender.

During the first quarter of 2004 the Company recorded net reorganization expenses of $113; which amount included approximately $123 related to expenses associated with the Company's relocating its manufacturing operations to Farmingdale, New York. In addition, the Company recognized $23 from the sale of excess assets. Reorganization expenses, primarily for legal fees, were $336 during the quarter ended March 31, 2003.

Other credits - Other credits for the quarter ended March 31, 2004 was $49 compared to credits of $129 for the period ended March 31, 2003. Credits recorded in 2004 include $12 relating to return of premiums against the Company's workers' compensation insurance due to a reduction in the Company's experience rating.

The Company reviews its account receivable balances monthly to assess its estimate of the collectability of such accounts. The Company utilizes ratios based on its historical experience, as well as management's judgment, in its assessment. For the first quarter of 2004 the Company recorded a reduction in the reserve against its receivables in an amount of approximately $24.

Interest Expense - Interest expense for the quarter ended March 31, 2004 was $41 compared to $274 for the comparable period in 2003. The decline in interest expense is attributable to the elimination of mortgage interest on the Company's former manufacturing facility, sold in December of 2003, and the rejection of certain capital leases as a result of the bankruptcy filing. Pursuant to a Financing Agreement dated June 27, 2002, the Company entered into a credit facility with the CIT Group/Business Credit, Inc. ("CIT"). By assignment dated February 21, 2003, CIT assigned all of its right, title and interest in and to the CIT Credit Facility to Valtec Capital Corporation ("Valtec"). Prior to this assignment, the Company had been amortizing the capitalized debt financing costs associated with the CIT agreement to interest expense. For the first quarter ended March 31, 2003, the amortized capitalized debt financing costs were $42.

Income Tax Expense - For the first quarter of 2004 and 2003 the Company did not record income tax expense or credit against the recorded results. The Company recorded no income tax benefit for the quarter ended March 31, 2003, based on the Company's estimate of its annual effective income tax rate to be zero. For annual reporting purposes, the Company has provided a 100% valuation allowance for its net deferred tax assets.

Net Income (Loss) - For the quarter ended March 31, 2004, the Company recorded net income of $11, compared to net loss of $1,419 for the quarter ended March 31, 2003.

Second quarter of 2004 compared with second quarter of 2003

Revenue - Revenue for the quarter ended June 30, 2004, was $1,811 as compared to $4,008 for the quarter ended June 30, 2003. Revenue for the six months ended June 30, 2004 was $3,994 versus $6,478 for 2003.

Sales of the General Display Terminals declined 55% to $1,575 for the quarter ended June 30, 2004 from $3,640 for the quarter ended June 30, 2003. Results for the second quarter of 2003 include substantial conversion of backlog arising from the interruption of manufacturing activities immediately following the Company's filing for bankruptcy on March 12, 2003. On a year-to-date basis, revenue for General Display Terminals declined 36% to $3,560 from $5,603 in 2003.

Electronic manufacturing services revenues for the quarter ended June 30, 2004, were $64, excluding intercompany revenue, as compared to $68 for the quarter ended June 30, 2003. As a result of the bankruptcy filing and the Company's decision to close the Boca Raton manufacturing facility in June of 2002, the Company's EMS customers had sought alternative suppliers. The Company completed contractual production for its one remaining EMS customer from its Hauppauge, New York facility during the second quarter of 2003.

Net revenue from the Company's repairs and spare parts business for the quarter ended June 30, 2004 was $173 as compared to $300 for the quarter ended June 30, 2003.

Agilysis and 1st Solutions contributed 12.3% and 9.8%, respectively, of total revenues during the second quarter of 2004. Hewlett Packard contributed 39% of the Company's total revenue in the quarter ended June 30, 2003.

Gross Margin - Gross margin for the three months ended June 30, 2004 were $441, as compared to gross margin of $803 for the comparable period in 2003. The decline in gross margin is directly attributable to the decline in revenue. Gross margin for the six months ended June 30, 2004 were $1,085 as compared to $691 for the comparable period in 2003.

Total Operating Expenses - For the quarter ended June 30, 2004, operating expenses, excluding interest expense and reorganization expenses, were $350 (19% of revenue), compared to expenses for the second quarter of 2003 of $1,253 (31% of revenue). For the six months ended June 30, 2004, operating expenses were $863 compared to expenses in the comparable period in 2003 of $1,790.

Loss on reimbursement of employee services- Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which will own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. For the quarter ended June 30, 2004, the Company charged UCSI $75 and incurred estimated expenses of $90, resulting in a loss on reimbursement of employee services of $15. For the six months ended June 30, 2004, the loss on reimbursement of employee services was $30.

During the second quarter ended June 30, 2004, the Company recorded net reorganization expenses of $76, primarily for legal fees, associated with its bankruptcy filing. For the second quarter of 2003 reorganization expenses were approximately $330. On a year-to-date basis reorganization expenses were $189 for the six months ended June 2004 compared to $666 for the comparable period in 2003.

Other Charges/Credits - The Company recorded charges of $74 during the quarter ended June 30, 2004 compared to credits of $21 for the quarter ended June 30, 2003. Charges in the second quarter of 2004 include accruals of approximately $58 associated with the lease obligations of the Company's depot repair center in Illinois which the Company had decided to close. At that time, the Company's lease on the facility had 18 months remaining until expiration. On a year-to-date basis, other charges were $25 in 2004 compared to other credits of $150 in 2003.

Interest Expense - Interest expense for the quarter ended June 30, 2004 was $37 compared to $196 for the comparable period in 2003. Mortgage interest on the Company's former manufacturing facility, sold in December of 2003, was approximately $112 for the quarter ended June 30, 2003. On a year-to-date basis, interest expense was $78 in 2004 compared to $470 in 2003.

Income Tax Expense - For the second quarter of 2004 and 2003, the Company did not record an income tax credit against the recorded losses before income taxes. The Company recorded no income tax benefit for the quarter ended June 30, 2004 and 2003, based on the Company's estimate of its annual effective income tax rate to be zero. For annual reporting purposes, the Company has provided a 100% valuation allowance for its net deferred tax assets.

Net Loss- For the quarter ended June 30, 2004, the Company recorded a net loss of $111, compared to a net loss of $955 for the quarter ended June 30, 2003. The year-to-date loss in 2004 was $100 compared to $2,374 in 2003.

Third quarter of 2004 compared to third quarter of 2003

Revenue - Revenue for the quarter ended September 30, 2004, was $1,412 as compared to $3,461 for the quarter ended September 30, 2003. Revenue for the nine months ended September 30, 2004 was $5,406 versus $9,939 for 2003.

Sales of the Company's General Display Terminals were $1,203 for the quarter ended September 30, 2004 compared to $3,207 for the quarter ended September 30, 2003. On a year-to-year basis, revenue for General Display Terminals declined 46% to $4,763 from $8,810 in year 2003.

The Company recorded EMS revenue of $32 for the third quarter of 2004. Due to the Company's weak financial position no EMS activity or revenue was recorded in the quarter ended September 30, 2003.

Net revenue from the Company's repairs and spare parts business for the quarter ended September 30, 2004 was $177 as compared to $253 for the quarter ended September 30, 2003.

Ingram Micro and Jetstar contributed 19.9% and 11.4%, respectively, of total revenues for the quarter ending September 30, 2004. Hewlett Packard and NCR were the most significant customers of the Company for the quarter ended September 30, 2003, contributing 33% and 27%, respectively, of total revenue.

Gross Margin - Gross margin for the three and nine months ended September 30, 2004 were $335 (23.7% of revenue) and $1,420 (26.3% of revenue) respectively, as compared to gross margin of $691 (20% of revenue) for the third quarter of 2003 and $1,382 (14% of revenue) for the nine months ended September 30, 2003.

Total Operating Expenses - For the quarter ended September 30, 2004, operating expenses, excluding interest expense and reorganization expenses, decreased 20% to $266 (19% of revenue), compared to expenses for the third quarter of 2003 of $334 (10% of revenue). For the nine months ended September 30, 2004, operating expenses were $1,129 compared to expenses in the comparable period in 2003 of $2,124.

Loss on reimbursement of employee services- Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which will own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. For the quarter ended September 30, 2004, the Company charged UCSI $75 and incurred estimated expenses of $90, resulting in a loss on reimbursement of employee services of $15. For the nine months ended September 30, 2004, the loss on reimbursement of employee services was $45.

Net reorganization expenses were $86 and $275 for the three and nine months ended September 30, 2004, respectively, as compared to expenses of $287 and $953 for the three and nine months ended September 30, 2003. Of the $85 recognized during the third quarter of 2004, $75 represented legal expenses. During the third quarter of 2003, the Company recognized gains of $48 from the sale of excess assets and for the nine-month period the Company incurred $974 representing legal fees and fees due the U.S. Trustee administering the bankruptcy case.

Other Charges/Credits - The Company recorded credits of $40 during the quarter ended September 30, 2004 compared to credits of $30 for the quarter ended September 30, 2003. Other credits in the third quarter of 2004 is composed of the partial reversal of previously accrued expenses, originally in the amount of approximately $58, and recorded during the second quarter of 2004 in connection with the Company's decision to shut down its leased depot repair center in Illinois. During the third quarter of 2004 the Company reached agreement with the landlord of the Illinois facility releasing the Company from the then remaining obligations under the lease. Other credits in 2003 include $26 related to premium returns on the Company's workers' compensation insurance. On a year-to-date basis, other credits were $15 in 2004 compared to other credits of $180 in 2003.

Interest Expense - Interest expense for the quarter ended September 30, 2004 was $21 compared to $192 for the comparable period in 2003. For the third quarter of 2003, the Company recorded interest expense of approximately $112 related to the mortgage on its Hauppauge, NY, facility. Interest expense for the nine months was $99 in 2004 versus $662 in 2003.

Income Tax Expense - For the third quarter of 2004 and 2003, the Company did not record an income tax credit against the recorded losses before income taxes. The Company recorded no income tax benefit for the quarter ended September 30, 2004 and 2003, based on the Company's estimate of its annual effective income tax rate to be zero. For annual reporting purposes, the Company has provided a 100% valuation allowance for its net deferred tax assets.

Net loss- For the quarter ended September 30, 2004, the Company recorded a net loss of $13, compared to a net loss of $92 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004 the net loss was $113 compared to $2,466 for the nine months ended September 30, 2003.

Years Ended December 31, 2004 and 2003

      Revenues: Revenues for the year ended December 31, 2004 were $7,309, as compared to $11,750 for the year ended December 31, 2003. The decline in revenue is attributable to a reduction in sales of the Company's text terminals products, as customers moved to alternative technologies, including graphic displays.

      Text revenue includes sales of the Company's general-purpose display terminals. The Company's product family falls into two general classes: ANSI or ASCII display terminals. The general purpose segment of the Text market, whether ANSI or ASCII, is primarily characterized as a "replacement sale" market. There exists limited opportunities for sales of the general display terminal into new installations. Text terminal customer purchasing criteria are based on quality, customization, compatibility with other terminals, price and, as a result of the markets replacement characterization, lead-times. Prior to its filing for bankruptcy, the Company has been a leader in these categories.

      Sales of the Company's General Display Terminals declined by 38% to $6,400 for the year ended December 31, 2004 from $10,347 for the year ended December 31, 2003. The decline is attributable to a reduction in sales of the Company's OEM products to Hewlett Packard and IBM, which, in combination, accounted for a decline of approximately $2,477, or 62%, from sales in 2003.

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

      Customer Services revenue for 2004 was $669 compared to $1,032 in 2003. Customer services revenue includes the sale of spare parts, repair of product outside of the warranty period, and the sale of multi-year warranty contracts. Historically, customer service revenue has been driven from the sales of the Company's text terminal products.

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

      During 2004 the Company recorded EMS revenue of $240, entirely for logistics services provided to UCSI. During 2003 the Company recorded EMS revenue of $371.

      Hewlett Packard, Ingram Micro and Jetstar contributed 15.6%, 13.8% and 10.9%, respectively of Company revenues in 2004. Hewlett Packard and NCR were the Company's most significant customers in 2003, accounting for approximately 32% and 13%, respectively, of the Company's total revenue.

            During 2003 Hewlett Packard advised the Company of its intention to discontinue the sale of certain of the Company's products to Hewlett Packard customers. Hewlett Packard is transitioning its customers to newer technologies, including thin client terminals. The Company continues to sell product to Hewlett Packard, though in smaller volume, and has released the product for sale to distributors who will sell to customers unwilling to transition to the newer technologies.

      Gross Margin. Gross margin for the year ended December 31, 2004 was $1,852 (25% of revenue), as compared to gross margin for the year ended December 31, 2003 of $788 (7% of revenue).

            To reduce overhead expenses, in December 2003 the Company sold its manufacturing facility in Hauppauge, New York, thereby eliminating $8,578 in principal amount of secured debt and $634 of accrued property tax and interest. Under the terms of the sales transaction, the Company leased 15,000 sq. feet of administrative and engineering space at no out of pocket cost to it during the first year of the lease. In accordance with generally accepted accounting principles, a factor for reasonable rent expense was imputed to the sale transaction. In February 2004 the Company executed a lease to rent 32,000 sq. ft. of manufacturing space in a facility located in Farmingdale, New York. The lease term is 5 years and calls for first year annual rent of $216, escalating to $243 in the final year.

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

      Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 2004 or 2003. In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions.

      From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available. See "Asset Management."

      Total Operating Expenses. For the year ended December 31, 2004, operating expenses, excluding interest and reorganization expenses, were $1,434 (20% of revenue), compared to expenses for 2003 of $2,812 (24% of revenue).

      Sales and Marketing Expenses. Sales and marketing expenses decreased 52% from $610 (5% of revenue) for the year ended 2003 to $295 (4% of revenue) for the year ended December 31, 2004. The decrease is attributable to the reorganization of the Company which resulted in a major reduction in personnel and marketing programs.

      Boundless Technologies promotes its products by means of a balanced mix of direct mail, telemarketing and cooperative channel marketing programs. Boundless Manufacturing promotes its services through its direct sales force.

      General and Administrative Expenses. General and administrative expenses decreased 51%, or $1,043, to $989 (14% of revenue), from $2,032 (17% of revenue) for the periods ending December 31, 2004 and 2003, respectively. The decrease stems from reductions in personnel costs, travel and professional services.

      Research and Development Expenses. Research and development expenses decreased to $150 in 2004 from $170 in 2003. Because General Display Terminals are mature products, development activities over the past year have only included enhancements to the existing product family.

      Interest Expense. Interest expense amounted to $129 for the year ended December 31, 2004 compared to $804 for 2003. The decrease is attributable to lower levels of debt carried by the Company during 2004 and the elimination of the mortgage interest due to the sale of the Company's Hauppauge facility in December 2003. In addition, during the first quarter of 2003 the Company assigned all of its right, title and interest in and to the CIT Credit Facility to Valtec Capital Corporation ("Valtec"). Prior to this assignment, the Company had been amortizing the capitalized debt financing costs associated with the CIT agreement to interest expense. For the first quarter ended March 31, 2003, the amortized capitalized debt financing costs were $63.

      Loss on reimbursement of employee services. Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which will own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. For 2004 the Company charged UCSI $255 and incurred estimated expenses of $306, resulting in a loss on reimbursement of employee services of $51.

      Loss on extinguishment of debt. In connection with the bankruptcy filing, during the quarter ended March 31, 2003, the Company obtained debtor-in-possession financing with Valtec Capital, LLC and wrote off $289 of capitalized debt financing costs associated with the asset-based lending agreement with the Company's prior lender.

      Other Charges (Credits). Credits for the year ended 2004 were $218 and included the reduction in reserves for trade receivables of $117 and inventory of $109. Credits for the year ended December 31, 2003 were $193

      Reorganization Items. For the year ended December 31, 2004 the Company recorded net reorganization expenses of $485. The expenses for 2004 include $278 for legal fees associated with the Company's bankruptcy filing and $157 of expenses relating to the relocation of the Company's manufacturing operations. For the year ended December 31, 2003 the Company recorded net reorganization expenses of $655. The expenses for 2003 include $1,298 for legal fees associated with the Company's bankruptcy filing and $685 of gains from the sale of assets.

      Income Tax Expense/Credit. Due to the net losses, the Company did not record an income tax expense or credit for either of the years ended December 31, 2004 and 2003. The Company has provided a valuation allowance against the total amount of the net deferred tax assets due to the uncertainty of future realization.

      Net Loss. For the year ended December 31, 2004, the net loss was $28, compared to a net loss of $3,579 for the year ended December 31, 2003.

      Accretion on Preferred Stock. Convertible preferred stock issued in connection with the 2002 debt restructuring in the face amount of $4,365 was recorded at its estimated fair value of $1,406. Assuming none of the holders of the Preferred Stock convert to Common Stock of Boundless Corporation, the
Company would be required to record a charge to earnings available to stockholders over the ten-year redemption period such that the carrying value of the Preferred Stock equals its face value at the time of redemption. Pre-petition, the difference between the carrying value of the preferred stock and its face value was being treated as a dividend and charged to earnings available to stockholders over the ten-year redemption period unless conversion occurs, in which case accretion terminates at that point. As a result of the bankruptcy, during 2003 the Company discontinued accreting to earnings the difference between the carrying value and face amount of the preferred stock. The aggregate accretion at the time of discontinuance was $247.

      Net Loss Applicable to Common Shareholders. For the year ended December 31, 2004, the net loss applicable to common shareholders was $28, compared to a net loss applicable to common shareholders of $3,678 for the year ended December 31, 2003.

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

      Total Operating Expenses. For the year ended December 31, 2003, operating expenses, excluding interest expense, were $2,812 (24% of revenue), compared to expenses for 2002 of $6,121 (23 % of revenue).

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

      Interest Expense. Interest expense amounted to $804 for the year ended December 31, 2003 compared to $1,402 for 2002. The decrease is attributable to lower levels of debt carried by the Company during 2003. Pursuant to a Financing Agreement dated June 27, 2002, the Company entered into a credit facility with the CIT Group/Business Credit, Inc. ("CIT"). Prior to the assignment of the credit facility to Valtec Capital Corporation during the first quarter of 2003, the Company had been amortizing the capitalized debt financing costs associated with the CIT agreement to interest expense. For the first quarter ended March 31, 2003, the amortized capitalized debt financing costs were $63. For the year ended December 31, 2002, amortized debt financing costs associated with the CIT credit facility were $121.

      Loss on extinguishment of debt. In connection with the bankruptcy filing, during the quarter ended March 31, 2003, the Company obtained debtor-in-possession financing with Valtec Capital, LLC and wrote off $289 of capitalized debt financing costs associated with the asset-based lending agreement with the Company's prior lender.

      Write-off of Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on January 1, 2002, eliminating the amortization of goodwill and other intangible assets that have indefinite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets and any asset deemed to be impaired is to be written down to its fair value. Due to its March 2003 Chapter 11 proceedings, in December 2002, the Company recorded an expense of $3,262 to remove the remaining book value of all goodwill and associated intellectual property. Amortization will continue to be recorded for intangible assets with definite useful lives

      Gain on Restructuring of Payables. The net gain on debt restructuring recognized in 2002 did not recur in 2003.

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

      Accretion on Preferred Stock. Convertible preferred stock issued in connection with the 2002 debt restructuring in the face amount of $4,365 was recorded at its estimated fair value $1,406. Assuming none of the holders of the Preferred Stock convert to Common Stock of Boundless Corporation, the Company would be required to record a charge to earnings available to stockholders over the ten-year redemption period such that the carrying value of the Preferred Stock equals its face value at the time of redemption. Pre-petition, the difference between the carrying value of the preferred stock and its face value was being treated as a dividend and charged to earnings available to stockholders over the ten-year redemption period unless conversion occurs, in which case accretion terminates at that point. As of December 31, 2003, $247 was accreted and added to losses attributable to common stockholders.

      The Plan of Reorganization contemplates that all equity instruments of the Company will be cancelled on the Effective Date. As a result, the conversion of the preferred stock to shares of common equity is doubtful. Therefore, the preferred stock is included on the consolidated balance sheet with "Items subject to compromise" and the Company discontinued the accretion of the difference between the carrying value of the preferred stock and its face value to earnings available to stockholders.

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

      The Company is highly leveraged. As of December 31, 2004, the Company had a tangible net worth deficit of $14,905 and total liabilities of $17,915. The Company had a working capital deficit, inclusive of liabilities and other items subject to compromise, of approximately $13,990 as of December 31, 2004, compared to working capital deficit of $13,246 as of December 31, 2003. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

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

      By letter dated October 5, 2003, Ansen purported to cancel the Ansen Agreement. On November 13, 2003, Ansen filed a Request for Payment of Administrative Claim pursuant to 11 U.S.C. ss. 503 in the amount of $1.3 million ("Ansen Administrative Claim"). At December 31, 2004 the balance due Ansen was approximately $561. As of December 31, 2005 the Company estimates that its total potential liability to Ansen is approximately $50.

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

      Pursuant to that certain Purchase and Sale Agreement ("Purchase Agreement") by and among the Company, Independence Community Bank ("ICB"), JPMorgan Chase and 100 Marcus LLC, the Company agreed to transfer all of its right, title and interest in and to 100 Marcus Boulevard, Hauppauge, New York, which had served as the Company's main operating facility (the "Premises"). As a result of the Purchase Agreement, ICB and JPMorgan Chase will have pre-petition unsecured claims against the Company aggregating approximately $2,271.

      The Company's Plan of Reorganization contemplates an annual payment of cash to holders of allowed unsecured claims (the "Claims"). The Company believes that these Claims aggregate approximately $14,622. Holders of Claims shall receive their Pro Rata share of cash payments in an amount equal to 2% of annual revenues up to and including $7 million, on each of the first, second and third anniversary dates of the Effective Date; and cash payments in an amount equal to 4% of annual revenues exceeding $7 million, on each of the first, second and third anniversary dates of the Effective Date.

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

      At December 31, 2004, the Company had accrued approximately $1,029 primarily for legal assistance throughout the bankruptcy period. As of December 31, 2004, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,950 as of the Effective Date. Upon application for payment pursuant to ss.ss. 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

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

      Net cash provided by operating activities during the year ended December 31, 2004 was $651, principally related to net income before reorganization expenses of $456, reductions in inventory of $1,087, reductions in cash on deposit with the Company's DIP lender of $57, reductions in prepaid expenses of $120 and non-cash depreciation of $43. This amount was offset by non-cash credits consisting of inventory provisions and accounts receivable doubtful accounts allowances totaling $226. Net cash provided by operating activities was further reduced by increases in accounts receivable and affiliate receivables of $213 and decreases in accounts payable and other accrued expenses of $583.

      Net cash used in reorganization activities during 2004 was $211 arising from expenses associated with the relocation of the Company's manufacturing facility in the amount of $184 and payments of fees to the United States Trustee of $25.

      Net cash used in investing activities during 2004 consisted of equipment purchases of $15. Net cash used in financing activities was $674 consisting of payments to Valtec.

      Net cash used in operating activities during the year ended December 31, 2003 was $617, principally related to a net loss before reorganization expenses of $2,924. This amount was offset by non-cash expenses consisting of depreciation and amortization, inventory provisions, write-off of debt financing costs, and accounts receivable doubtful accounts allowances totaling $2,362, decreases in accounts receivable of $1,357 and decreases in accounts payable and other accrued expenses of $763. Net cash used in operating activities for the year ended December 31, 2003, also includes an increase in cash on deposit with the Company's DIP lender of $328, increases in inventories of $198, decreases in deferred revenues of $94, increases in other receivables of $60 and non-cash gains on the disposition of assets of $44.

      Net cash provided by reorganization activities during 2003 amounted to $25 principally from proceeds of $189 from the sale of the Company's Hauppauge facility and payment of legal fees of professionals and fees of the United States

Trustee. Net cash provided by investing activities during 2003 was comprised of $117 stemming from the sale of miscellaneous equipment. Net cash provided by financing activities during 2003 was $844 which includes proceeds of $1,572 from DIP loans offset by payments on loans and capital leases of $728.

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

      Following is a summary of our material contractual cash obligations, including operating lease commitments and accrued interest (which are sometimes referred to as "off-balance sheet debt") as of December 31, 2004. The amounts in the table include $372 of accrued and contractual interest over the next five years.

                                                  Less than     Years       Years
                                                  one year     2 and 3     4 and 5       Total
                                                  --------     -------     -------       -----
            Long-term debt                           $390       $  799       $486       $1,675
            Operating leases                          221          463        283          967
                                                     ----       ------       ----       ------
            Total contractual cash obligations       $611       $1,262       $769       $2,642
                                                     ====       ======       ====       ======

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

Going Concern Comment and Management's Plan of Action

      Our auditor's report on our financial statements includes a comment regarding our ability to continue as a going concern.

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

Key metrics:

                                                       December 31,       December 31,       December 31,
                                                       ------------       ------------       ------------
                                                            2004              2003               2002
                                                       ------------       ------------       ------------
Days of sales outstanding in accounts receivable                 59                 28                 26
Days of supply in inventory                                      72                 68                 25
Days of purchases outstanding in accounts payable                (3)               (30)               (91)
                                                       ------------       ------------       ------------

Cash conversion cycle                                           128                 66                (39)
                                                       ============       ============       ============

      Days of sales outstanding in accounts receivable ("DSO") measures the average number of days the Company's trade receivables are outstanding. DSO is calculated by dividing trade accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Affiliate trade receivables and revenue, primarily transactions with UCSI, are excluded from the calculation.

      Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of the Company's product. DOS is calculated by dividing inventory by a 90-day average cost of goods sold.

      Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing accounts payable by a 90-day average cost of goods sold.

      The Company's working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day the Company pays for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

      The increase in DSO from 2002 through 2004 is a result in the decline in sales to Hewlett Packard and IBM, both OEM customers of the Company, whose payment terms were net 30 days. Additionally, in the fourth quarter of 2004, Ingram Micro, which pays its obligations on net 60 day terms, contributed approximately 19% of total revenue, resulting in an increase in the DSO for 2004 compared with 2003.

      The decrease in DPO from 2002  through 2004 is a result of the  bankruptcy
filing  and  the  change  in  the  Company's   payment  terms  for  material  to
cash-in-advance.

New Accounting Pronouncements

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As amended by an SEC pronouncement, SFAS 123R is effective with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

      The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2004 the Company's investments consisted of cash balances maintained in its corporate account with the Chase Manhattan Bank.

      The majority of sales arrangements with international customers are denominated in U.S. dollars. International customers are permitted to elect payment of their next month's orders in local currency based on an exchange rate provided one month in advance from the Company. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. Foreign currency transaction gains or losses have not been material to the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 15(a)(1) and (2) of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.  CONTROLS AND PROCEDURES.

      An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures were effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The directors and executive officers of the Company are as follows:

Name                   Age    Positions and Offices
----                   ---    ---------------------

Frank Stephens         54     Chairman of the Board of Directors

Richard Bowman         45     Director

John D. Ryan           55     Acting Chief Executive Officer

Joseph Gardner         46     Vice President - Finance, Chief Financial Officer

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

Audit Committee

      The Audit Committee consists of the Company's Board of Directors. The members of the Audit Committee are J. Frank Stephens and Richard Bowman.

Code of Ethics

      Information  on  Boundless'  code  of  business  conduct  and  ethics  for directors, officers and employees, also known as the "Code of Ethics and Business Conduct Guidelines" is set forth under "Corporate Governance Principles" on the Company's website at www.boundless.com.

Section 16(a) Beneficial Ownership Reporting Compliance

      A review of the Forms 3, 4 and 5 filed or due with the Commission in 2004 indicates that each of Frank Stephens, Richard Bowman, John Ryan, and Joseph
Gardner did not file a Form 5 as required  under  section  16(b) of the Exchange
Act.

ITEM 11. EXECUTIVE COMPENSATION

      The table below discloses all cash compensation awarded to, earned by or paid to our Chief Executive Officer and our four most highly compensated executive officers who earned more than $100,000 for services rendered in all capacities to us during the fiscal year ended December 31, 2004 (collectively, the "named executive officers"). In addition, it provides information with respect to the compensation paid by us to the named executive officers during 2003 and 2002.

                           Summary Compensation Table


                                                       Annual Compensation
                                                       -------------------             Long-Term
                                                                                     Compensation
                                                                                     ------------
Name and Principal                                                  Other Annual                        All Other
Position                         Year         Salary       Bonus    Compensation     Options(#) (2)   Compensation
--------                         ----         ------       -----    ------------     --------------   ------------
Joseph V. Joy(3)               12/31/04      $134,982       --           --                  --            --
Former President, and          12/31/03      $143,257       --           --                  --            --
Chief Executive Officer        12/31/02      $136,327       --           --             170,000            --

Anthony Giovaniello(4)         12/31/04      $112,074       --           --                  --            --
Executive VP                   12/31/03      $134,317       --           --                  --            --
                               12/31/02      $130,326       --           --             140,000            --

Joseph Gardner                 12/31/04      $128,762       --           --                  --            --
Vice President-Finance         12/31/03      $136,610       --           --                  --            --
Chief Financial Officer        12/31/02      $134,574       --           --              75,000            --

John D. Ryan                   12/31/04      $128,762       --           --                  --            --
Acting Chief Executive         12/31/03      $ 88,990       --           --                  --            --
Officer                        12/31/02      $126,989       --           --              80,000            --

(2) Options granted in October 2002 to the named executive officers have a strike price of $0.45 per share of Common Stock.

(3) Promoted to Chief Executive Officer and President January 2002. Resigned from the company June 30, 2004

(4)   Resigned from the Company October 2004.

Employment Agreements and Change-in-Control Arrangements

      The Company and Boundless Manufacturing Services, Inc. had entered into employment agreements with Messrs. Joseph Joy and Anthony Giovaniello, respectively then the President of Boundless Manufacturing and Executive Vice President, Business Development. The terms and conditions of the agreements for each of Messrs. Joy and Giovaniello were substantially similar.

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

                        Option Grants in Last Fiscal Year

      The Company did not grant options to the named executive officers during the fiscal years ending December 31, 2004.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

      The following table provides information on the value of the named executive officers' unexercised options to purchase shares of Common Stock at December 31, 2004. No options were exercised during the year.

                                                                                         Value of Unexercised
                                               Number of Unexercised Options at        In-the-Money Options at
                                                    December 31, 2004 (#)              December 31, 2004 ($)(1)
                                                  -------------------------           -------------------------
                       Shares
                    Acquired on      Value
     Name           Exercise(#)    Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
     ----           -----------    --------      -----------      -------------      -----------      -------------
Joseph Gardner           0             0            102,624            14,376             --                --
John D. Ryan             0             0             72,624            14,376             --                --

(1) The last sale price of the Company's Common Stock on December 31, 2004, $ 0.01.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of December 31, 2005, by (i) each of the Company's directors and "named executive officers,"
(ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Except as indicated each such person has sole voting and investment powers with respect to his and her shares. The address of Unique Co-Operative Solutions Inc./ Oscar L. Smith is 9185 Bond, Overland Park, KS 66214. The address of Neoware Systems, Inc. is 400 Feheley Dr., King of Prussia, PA 19406.

                                               Number of Shares                     Percentage of
Name of Beneficial Owner                      Beneficially Owned                  Outstanding Shares
------------------------                      ------------------                  ------------------
Unique Co-Operative Solutions,
Inc./ Oscar L. Smith                            1,017,389(1)(3)                         15.0%
J. Gerald Combs                                   905,923(2)(3)(6)                      12.0%
JPMorganChase                                     750,000(5)                            11.2%
Neoware Systems, Inc.                             383,335(4)                             5.7%
Valtec Capital Corp.                              400,000(8)                             5.6%
John D. Ryan                                      173,872                                2.6%
Joseph Gardner                                     87,741(3)                             1.3%
Frank Stephens                                     87,293(3)(7)                          1.3%
Richard Bowman                                     75,000(3)                             1.1%
All current directors and executive
officers as a group                               423,906(3)                             6.1%
 (four individuals)

----------

*     Less than 1%.

(1) Includes 41,667 shares issuable upon the exercise of a warrant. The warrant was granted June 4, 2001, in connection with a sale of our common stock. The warrant vested immediately, has an exercise price per share of common stock of $1.30, and expires five years following the date of grant.

(2)   Resigned as the Chief Executive  Officer of the Company  effective January
      2002.

(3) Includes or consists of shares of Common Stock issuable upon exercise of options as follows: Mr. Smith: 40,000; Mr. Combs: 480,000; Mr. Ryan:
      82,833; Mr. Gardner: 72,833; Mr. Bowman: 40,000; and Mr. Stephens: 43,000.
      Includes or consists of shares of Common Stock issuable upon exercise of warrants as follows: Mr. Combs: 5,834; Mr. Ryan: 3,889; and Mr. Gardner:
      1,945.

(4) Includes 50,001 shares issuable upon the exercise of a warrant. The warrant was issued June 29, 2001, in connection with a sale of our common stock. The warrant has an exercise price per share of common stock of $1.10, and the warrant expires five years following the date of grant. In June 2001 Neoware Systems Inc. purchased our Windows-based terminal product line for $1,600,000. As part of the transaction, we secured an agreement to manufacture certain products for Neoware Systems, Inc.

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

(7) Includes 19,905 shares of Common Stock issuable upon the conversion of a convertible promissory note. The principal amount of the note is $18,667 and may be converted into shares of Common Stock of the Company, at the option of Mr. Stephens, at a conversion price of $1.05 per share of Common Stock. See Item 10- "Directors and Executive Officers of the Registrant" for additional information concerning the issuance of the promissory note to Mr. Stephens.

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

Under the Plan of Reorganization, all outstanding common stock and derivative securities of the Company will be cancelled upon the Company's emergence from bankruptcy. It is highly unlikely the promissory notes issued to Mssrs. Combs and Stephens will be converted to common stock of the Company. As a result, the principal and accrued interest thereon are included with liabilities subject to compromise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the period from the Petition Date through and January 28, 2005, Valtec provided debtor-in-possession financing ("Valtec DIP Financing") to the Company. As a condition to the Valtec DIP Financing, Valtec required the Company to enter into the Ansen Corporation Manufacturing Services Agreement ("Ansen Agreement"), pursuant to which, Ansen Corporation ("Ansen") would provide post-petition manufacturing, production and delivery services to the Company. Ansen is majority owned by Valtec. By Order dated April 16, 2003, the Bankruptcy Court approved the Company's execution of the Ansen Agreement.

      Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), were $240 for the year ended December 31, 2004. Net revenue from UCSI during 2003 and 2002 was not material. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc. ("Vision"). The Company's Plan of Reorganization, assuming approval by the Bankruptcy Court, contemplates that Vision will own 100% of the Company. Mr. Smith currently owns approximately 15% of the outstanding common stock of the Company.

      Beginning in the first quarter of 2004, the Company recognized that certain of its employees were underutilized, and outsourced a portion of this underutilization to UCSI. In the absence of this arrangement, the Company would have absorbed the entire expense of the underutilization. For the year ended December 31, 2004, these costs were estimated to be $306 for which the Company charged UCSI $255. The $255 charged by the Company was less than the estimated personnel and personnel related expenses. The resulting loss of $51 is reported in the statement of operations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Accountant Fees

      The aggregate fees billed for professional services rendered by BP Audit Group and by BDO Seidman, LLP for the years ended December 31, 2004, 2003 and 2002 are as follows (amounts in dollars):

                                          2004          2003             2002
                                       ----------    ----------      ----------
BP Audit Group
Audit fees                             $   55,250    $   71,863      $   55,893
Audit-related fees                          8,639            --              --
Tax fees                                   15,384            --              --
All other fees                              1,788            --              --
                                       ----------    ----------      ----------
                                           81,061        71,863          55,893
                                       ----------    ----------      ----------
BDO Seidman, LLP
Audit fees                                                2,500          42,050
Audit-related fees                                           --          18,000
Tax fees                                                     --          66,792
All other fees                                               --          41,924
                                       ----------    ----------      ----------
                                               --         2,500         168,766
                                       ----------    ----------      ----------
Total Independent Accountant Fees
Audit fees                                 55,250        74,363          97,943
Audit-related fees                          8,639            --          18,000
Tax fees                                   15,384            --          66,792
All other fees                              1,788            --          41,924
                                       ----------    ----------      ----------
                                       $   81,061    $   74,363      $  224,659
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

      All Other Fees billed in 2004 consisted of consulting services related to the Company's bankruptcy filing. All Other Fees billed in 2002 consisted of review of the Company's registration statement on Form S-3 and reorganization consulting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K                      Page No.
                                                                                              --------
(a)   (1)(2) Financial Statements and Schedules

             Index to Consolidated Financial Statements and Financial Statement Schedules        F-1

      All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the Year ended December 31, 2004 or is not applicable or required.

(b)   Reports on Form 8-K

      On February 2, 2005, we filed a current report on Form 8-K disclosing we entered into a secured post-petition financing agreement with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property

                                  EXHIBIT INDEX

Exhibit No.*      Description of Exhibit
------------      ----------------------

3.1[2] Certificate of Incorporation of Registrant and Certificates of Amendment thereto.

3.2[1]            By-Laws of Registrant.

Exhibit No.*      Description of Exhibit
------------      ----------------------

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

Exhibit No.*      Description of Exhibit
------------      ----------------------

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

10(aa)[9]         Seventh Amendment, dated as of March 27, 2002, to Second
                  Amended and Restated Credit Agreement and Guaranty with Chase.

10(ab)[10]        Letter Agreement, dated January 27, 2005, from Entrepreneur
                  Growth Capital LLC to Boundless Corporation and its subsidiaries.

10(ac)[10]        Loan and Security Agreement, dated January 27, 2005, by and among Entrepreneur Growth Capital LLC and Boundless
                  Corporation and its subsidiaries.

Exhibit No.*      Description of Exhibit
------------      ----------------------

10(ad)[10]        Corporate Guaranty of All Liability with Collateral, dated
                  January 27, 2005, by Boundless Corporation and its subsidiaries in favor of Entrepreneur Growth Capital LLC.

10(ae)[10]        Certificate of Corporate Resolutions, dated January 27, 2005, of Boundless Corporation, Boundless Acquisition Corp.,
                  Boundless Technologies, Inc., and Boundless Manufacturing
                  Services, Inc.

10(af)[10]        Intercreditor and Subordination Agreement, dated January 27,
                  2005, by and between Vision Technologies, Inc. and Entrepreneur Growth Capital.

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

[4] Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

[5] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

[6] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

[7] Incorporated by reference to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed January 31, 2002.

[8] Incorporated by reference to the Registrant's Report on Form 8-K filed January 23, 2002.

[9] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.*      Description of Exhibit
------------      ----------------------

[10] Incorporated by reference to the Registrant's Report on Form 8-K filed February 2, 2005. Originally filed as exhibits 12.1-12.5

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

Date: February 28, 2006

                                        BOUNDLESS CORPORATION

                                        By:  /s/  John D. Ryan
                                            ------------------------------------
                                            John D. Ryan
                                            Acting Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ John D. Ryan                Acting Chief Executive Officer                     February 28, 2006
--------------------------
John D. Ryan


/s/  Joseph Gardner              Vice President - Finance, Chief Financial
--------------------------       Officer (Principal Accounting Officer)             February 28, 2006
Joseph Gardner


/s/ Richard Bowman               Director                                           February 28, 2006
--------------------------
Richard Bowman


 /s/ Frank Stephens              Chairman, Board of Directors                       February 28, 2006
--------------------------
Frank Stephens

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003             F-3

Consolidated Statements of Operations
  for the years ended December 31, 2004, 2003 and 2002                   F-4

Consolidated Statements of Comprehensive Loss
  for the years ended December 31, 2004, 2003 and 2002                   F-5

Consolidated Statements of Changes in Stockholders' Deficit
  for the years ended December 31, 2004, 2003 and 2002                   F-6

Consolidated Statements of Cash Flows
  for the years ended December 31, 2004, 2003 and 2002                   F-7

Notes to Consolidated Financial Statements                               F- 9-25

Schedule II - Valuation and Qualifying Accounts                          S-1

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)

To the Board of Directors and Stockholders
Boundless Corporation (Debtor-in-Possession)
Farmingdale, New York

We have audited the accompanying consolidated balance sheets of Boundless Corporation and Subsidiaries (Debtor and Debtors-in-Possession) as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficit and cash flows for each of the years in the three-year period then ended. We have also audited the schedule of valuation and qualifying accounts for each of the years ended December 31, 2004, 2003 and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boundless Corporation and Subsidiaries (Debtor and Debtors-in-Possession) as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the years in the three-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule of valuation and qualifying accounts presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company and its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code on March 12, 2003. The Company has suffered substantial losses from operations in each of its last four fiscal years. In addition, as of December 31, 2004, the Company has a stockholders' deficit of $14,905,000 and has working capital of $632,000, excluding liabilities and other items subject to compromise of $14,622,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Although the Company and its subsidiaries are currently operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is first contingent upon the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and emerge from bankruptcy protection and then subsequently, among other things: (1) the ability of the Company to restructure the terms of its secured debtors-in-possession financing, thereby reducing its cost of borrowing; (2) the ability of the Company to negotiate trade financing with suppliers at acceptable terms; (3) the ability of the Company to negotiate contracts for the sale of its manufacturing services to customers to provide additional liquidity for operations; (4) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; and (5) the ability of the Company to achieve profitability. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BP Audit Group, PLLC

Farmingdale, NY

September 28, 2005

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                           CONSOLIDATED BALANCE SHEETS
                          At December 31, 2004 and 2003
                                 (in thousands)

ASSETS                                                        --------       --------
                                                                2004           2003
                                                              --------       --------
Current assets:
  Cash and cash equivalents                                   $    124       $    373
  Cash on deposit with lender                                      271            328
  Trade accounts receivable, net                                 1,150            912
  Affiliate receivables                                             92             --
  Other receivables                                                117            143
  Inventories (Note 3)                                           1,094          2,072
  Prepaid expenses and other current assets                         59            179
                                                              --------       --------
     Total current assets                                        2,907          4,007
Property and equipment, net (Note 4)                               103            131
                                                              --------       --------
    Total assets                                              $  3,010       $  4,138
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
  Current portion of long-term debt                           $    350       $    837
  Accounts payable                                                  44            900
  Accrued salaries                                                  86             71
  Accrued legal fees                                             1,029            756
  Purchase order commitments                                       561          1,130
  Accrued payroll and sales tax payable                             30            212
  Accrued warranty                                                  18             59
  Other accrued liabilities (Note 6)                               157             81
                                                              --------       --------
     Total current liabilities                                   2,275          4,046
                                                              --------       --------

  Long-term debt, less current maturities (Note 8)                 953          1,581
  Deferred credits                                                  65            181
  Items subject to compromise:
  Manditorily redeemable preferred stock (Notes 7 & 9)           1,652          1,652
  Liabilities subject to compromise (Note 7)                    12,970         11,555
                                                              --------       --------
         Total liabilities                                      17,915         19,015
                                                              --------       --------

         COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
Stockholders' deficit: (Note 9)
  Common stock                                                      67             67
  Additional paid-in capital                                    35,844         35,844
  Accumulated deficit                                          (50,816)       (50,788)
                                                              --------       --------
     Total stockholders'  deficit                              (14,905)       (14,877)
                                                              --------       --------
     Total liabilities and stockholders' deficit              $  3,010       $  4,138
                                                              ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2004, 2003 and 2002
                      (in thousands, except per share data)

                                                                    2004              2003              2002
                                                                -----------       -----------       -----------
Revenue:
  Product sales                                                 $     6,400       $    10,718       $    25,029
  Services                                                              909             1,032             1,814
                                                                -----------       -----------       -----------
    Total revenue                                                     7,309            11,750            26,843
                                                                -----------       -----------       -----------
Cost of revenue
  Product sales                                                       5,010            10,165            25,651
  Services                                                              447               797             1,729
                                                                -----------       -----------       -----------
    Total cost of revenue                                             5,457            10,962            27,380
                                                                -----------       -----------       -----------

     Gross margin (loss)                                              1,852               788              (537)
                                                                -----------       -----------       -----------

Operating expenses
  Sales and marketing                                                   295               610             2,193
  General and administrative                                            989             2,032             2,969
  Research and development                                              150               170               959
  Interest expense (excluding contractual interest of $64
    and $49 not recognized in 2004 and 2003, respectively)              129               804             1,402
                                                                -----------       -----------       -----------
                                                                      1,563             3,616             7,523
                                                                -----------       -----------       -----------
                                                                        289            (2,828)           (8,060)
Other expense (income)
  Loss on reimbursement of employee services
    (net of reimbursement of $255)                                       51                --                --
  Loss on extinguishment of debt                                         --               289                --
  Write-off of goodwill and other intangible assets                      --                --             3,262
  Net gain on restructuring of payables                                  --                --            (3,924)
  Other charges (credits)                                              (218)             (193)              225
                                                                -----------       -----------       -----------
Income (loss) before reorganization items                               456            (2,924)           (7,623)

Reorganization items (Note 15)                                         (484)             (655)               --
                                                                -----------       -----------       -----------
Net loss                                                                (28)           (3,579)           (7,623)
  Accretion of preferred stock                                           --                99               148
                                                                -----------       -----------       -----------
Net loss attributable to common stockholders                    $       (28)      $    (3,678)      $    (7,771)
                                                                ===========       ===========       ===========

Basic and diluted loss per common share                         $        --       $     (0.55)      $     (1.21)
                                                                ===========       ===========       ===========

Basic and diluted weighted average shares outstanding                 6,706             6,706             6,430
                                                                ===========       ===========       ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
              For the Years Ended December 31, 2004, 2003 and 2002
                      (in thousands, except per share data)

                                      -----------       -----------       -----------
                                          2004              2003              2002
                                      -----------       -----------       -----------
Net loss                              $       (28)      $    (3,579)      $    (7,623)
Other comprehensive  income:
  Cash flow hedges, net of taxes               --                --               141
                                      -----------       -----------       -----------
Total comprehensive loss              $       (28)      $    (3,579)      $    (7,482)
                                      ===========       ===========       ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              For the Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                                                      Accumulated
                                              Common Stock            Additional                          other
                                         ----------------------        Paid-in        Accumulated    comprehensive
                                          Shares         Amount         Capital         Deficit          (loss)            Total
                                         --------       -------       ----------      -----------    -------------      ----------
Balance, January 1, 2002                    5,688       $    57       $   35,280      $  (39,339)      $     (141)      $   (4,143)
Common stock sold                             267             2              160                                               162
Common stock issued in consideration of                                                                                         --
  debt modification                           750             8              404                                               412
Net loss                                                                                  (7,623)                           (7,623)
Preferred stock accretion                                                                   (148)                             (148)
Other comprehensive loss                                                                      --              141              141
                                         --------       -------       ----------      ----------       ----------       ----------
Balance, December 31, 2002                  6,705            67           35,844         (47,110)              --          (11,199)
Net loss                                                                                  (3,579)                           (3,579)
Preferred stock accretion                                                                    (99)                              (99)
                                         --------       -------       ----------      ----------       ----------       ----------
Balance, December 31, 2003                  6,705            67           35,844         (50,788)              --          (14,877)
Net loss                                                                                     (28)                              (28)
                                         --------       -------       ----------      ----------       ----------       ----------
Balance, December 31, 2004                  6,705       $    67       $   35,844      $  (50,816)      $       --       $  (14,905)
                                         ========       =======       ==========      ==========       ==========       ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                                                 ----------
                                                                                       2004          2003          2002
                                                                                    ---------     ---------     ---------
Cash flows from operating activities:
  Net income (loss) before reorganization items                                           456        (2,924)       (7,623)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
    Gain on restructuring of payables                                                      --            --        (3,924)
    Depreciation and amortization                                                          43           800         1,709
    Write-off of debt financing costs                                                      --           289            98
    Write-off of goodwill                                                                  --            --         3,262
    Loss (gain) on the disposition of assets                                               --           (44)          713
    Change in deferred revenues                                                          (116)          (94)          (91)
    Provision (credit) for doubtful accounts                                             (117)          104           599
    Provision (credit) for excess and obsolete inventory                                 (109)        1,169           565
Changes in assets and liabilities:
  Cash on deposit with lender                                                              57          (328)           --
  Trade accounts receivable                                                              (121)        1,357         6,999
  Affiliate receivables                                                                   (92)           --            --
  Other  receivables                                                                       26           (60)           --
  Income tax refunds                                                                       --             4             9
  Inventories                                                                           1,087          (198)        5,594
  Other assets                                                                            120            71           562
  Accounts payable and accrued expenses                                                  (583)         (763)       (4,522)
                                                                                    ---------     ---------     ---------

Net cash provided by (used in) operating activities                                       651          (617)        3,950
                                                                                    ---------     ---------     ---------
Cash flows provided by (used in) reorganization activities:
  Reorganization expenses                                                                (484)         (655)           --
  Gain on disposition of property and equipment                                           (23)         (685)           --
  Proceeds from disposition of property                                                    23           189
  Increase in liabilities, net                                                            273         1,176            --
                                                                                    ---------     ---------     ---------
Net cash provided by (used in) reorganization activities                                 (211)           25            --
                                                                                    ---------     ---------     ---------
Cash flows from investing activities:
  Capital expenditures                                                                    (15)           --          (127)
  Proceeds from sale of assets                                                                          117           443
                                                                                    ---------     ---------     ---------
Net cash provided by (used in) investing activities                                       (15)          117           316
                                                                                    ---------     ---------     ---------
Cash flows from financing activities:
  Net proceeds from issuance of debt                                                       --         1,572         1,478
  Proceeds from issuance of common stock                                                   --            --           162
  Payments on loans payable and capital leases                                           (674)         (728)       (5,927)
                                                                                    ---------     ---------     ---------
Net cash provided by (used in) financing activities                                      (674)          844        (4,287)
                                                                                    ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                                     (249)          369           (21)
Cash and cash equivalents at beginning of year                                            373             4            25
                                                                                    ---------     ---------     ---------
Cash and cash equivalents at end of year                                            $     124     $     373     $       4
                                                                                    =========     =========     =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                             2004           2003           2002
                                                                          ---------      ---------      ---------
Non-cash transactions:
  Asset sale proceeds paid directly to creditors                          $      --      $   7,000      $      --
  Equipment acquisitions funded through debt                                     --             --             16
  Common stock issued in exchange for debt                                       --             --            412
  Manditorily redeemable preferred stock issued in exchange for debt             --             --          1,406
Cash paid for:
  Interest                                                                       91            123          1,737
  Taxes                                                                           4             --             12

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

In order to successfully exit Chapter 11, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Additionally, the Company is delinquent in its filings with the Securities and Exchange Commission and is required to file those delinquent reports prior to gaining confirmation.

Background

Boundless Corporation (the "Company") was incorporated in 1988 under the laws of the State of Delaware. The Company through its subsidiaries, Boundless Technologies, Inc. ("Boundless Technologies") and Boundless Manufacturing Services, Inc. ("Boundless Manufacturing"), is a provider of text terminals and manufacturing services. The Company's headquarters is located at 50 Engineers Lane, Farmingdale, New York 11735 (telephone number (631) 962-1500).

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

Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of December 31, 2004 and 2003, the Company owned 75% of the outstanding shares of common stock of this subsidiary. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development and product development-to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in New York and Atlanta.

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

      The Company believes that positive operating cashflows and profitability will not come from the general purpose text terminal marketplace. The Company has been and will continue to focus on the current business from the current customers in order to provide a reliable cash flow with which to execute growth plans. The paths to growth that the Company has developed include:

      1. Repositioning the Company's business from a text terminal company to a Point-of-Service/Point-of-Sale ("POS") technology company, and build upon its historical success in POS to establish a strong link between the Company's and POS' applications. A key activity in support of the POS initiative includes leveraging the Company's existing technology platforms

      2. Gaining access to a more modern and growing market through new product offerings including Web terminals and terminals utilizing the Linux operating system which provide high security, high levels of productivity and high reliability.

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

      There is no assurance that the Company will be successful in obtaining confirmation of its Plan of Reorganization. If not, liquidation of the Company's assets would most likely ensue. If the Company does emerge from Chapter 11, there is no assurance that its operations will be profitable and cash flow positive; in the alternative, the scope of operations could be severely curtailed or discontinued entirely. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DIP Financing

During the period from the Petition Date through and including January 2005, Valtec Capital Corporation ("Valtec"). provided debtor-in-possession financing to the Company. Pursuant to the Bankruptcy Court's Interim Order entered on April 17, 2003, the Bankruptcy Court approved: (i) the Company's use of Valtec's cash collateral ; (ii) direct borrowings from Valtec of an amount up to $1,500; and (iii) the Debtor-in-Possession Financing and Security Agreement by and among Valtec and the Company. See "Cash and Cash Equivalents" below.

See Note 19- Subsequent Events, of Notes to Consolidated Financial Statements, for additional information concerning the Company's DIP financing.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Presentation

Boundless Corporation is a holding company whose principal subsidiaries are Boundless Technologies, Inc., Boundless Manufacturing Services, Inc., and Merinta Inc. The consolidated financial statements include the accounts of all of the majority-owned subsidiaries.

All significant intercompany transactions are eliminated. Certain prior year amounts, specifically the presentation of cash, trade accounts receivable, and interest expense have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the Company's income or loss before reorganization items, net loss, or related per share amounts for any period presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, after elimination of intercompany accounts and transactions. As of December 31, 2004 the Company owned 100%, 84%, and 75% of the outstanding common stock of Boundless Technologies, Merinta and Boundless Manufacturing, respectively. Due to the equity deficits of the latter two companies, no minority interest is reflected.

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents. The Company had $271 and $328 classified as "cash on deposit with lender" at December 31, 2004 and 2003, respectively, representing cash on-hand in a lockbox account under the control of the Company's DIP lender. On approval of the DIP lender the Company accesses these funds, further, the lender withdraws payments on terms of its DIP financing agreement discussed above.

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is provided based on management's analysis of write-off history, aging analysis, and any specific, known troubled accounts. Periodically management's review of this allowance could result in a reduction and corresponding credit to the statement of operations. The Company recorded a credit to bad debt expense of $117 in 2004, and recorded bad debt expense of $104 and $599 for the years ended December 31, 2003 and 2002, respectively. The allowance for doubtful accounts was $501 and $623 at December 31, 2004 and 2003, respectively.

Inventory

Boundless values inventory at the lower of cost or market, with cost computed on a first-in, first-out basis.

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

Long-Lived Assets

In 2002, the Company recorded an expense of $775 for the impairment of the carrying value of machinery and equipment, which was sold in July 2002, upon closing of the Florida manufacturing facility. The loss is included in other charges for the year ended 2002.

Goodwill

Due to its March 2003 Chapter 11 proceedings, in December 2002, the Company recorded an expense of $3,262 to remove the remaining unamortized book value of all goodwill and associated intellectual property.

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

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. In 2004 purchases from Radiance Electronics, Ansen Corporation and Video Display Corporation accounted for 34%, 20%, and 9%, respectively, of the Company's total purchases of material. Purchases from Radiance Electronics (formerly Goldtron Electric), Ansen Corporation and Hewlett Packard, accounted for approximately 24%, 20% and 18%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components in 2003.

As a condition to the Valtec DIP Financing, Valtec required the Company to enter into the Ansen Corporation Manufacturing Services Agreement ("Ansen Agreement"), pursuant to which, Ansen Corporation would provide post-petition manufacturing, production and delivery services to the Company. The Company placed with Ansen initial purchase orders for certain components with committed delivery dates beginning March 2003. The failure of Ansen to timely deliver the components resulted in the cancellation or rescheduling of customer orders placed with the Company; and generally resulted in a reduction of the number of components required by the Company with respect to the original delivery dates. On November 7, 2003, Ansen notified the Company of its intention to terminate the Ansen Agreement due to the alleged failure of the Company to accept and pay for the components as originally scheduled. By subsequent agreement, the Company will continue to purchase any remaining components from Ansen as needed; and, should any components remain as of the Effective Date, the Company will purchase the then remaining balance. Ansen continues to deliver the components to the Company. The balance due Ansen was approximately $561 and $1,130 at December 31, 2004 and 2003, respectively; and such balance is included in "Purchase order commitments" on the balance sheets.

Due to the Company's poor working capital position immediately preceding its bankruptcy filing, Hewlett Packard agreed to provide the cash the Company needed to purchase components necessary for the manufacturing of Hewlett Packard's product requirements. During the period from December 2002 through July 2003 Hewlett Packard purchased approximately $1,493 of components.

Concentration of Credit Risk

The Company is required by SFAS No. 105, "Disclosure of Information about Financial Instruments with Concentrations of Credit Risk," to disclose concentrations of credit risk regardless of the degree of such risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company's cash policy limits credit exposure; however, for limited periods of time during the year bank balances may exceed the FDIC insurance coverage. The Company routinely assesses the financial strength of its customers and as a consequence, believes that its accounts receivable credit risk exposure is limited. No collateral is required. The Company extends credit in the normal course of business to a number of distributors and value-added resellers in the computer industry. The Company had three customers representing 16%, 14% and 11% of revenues, respectively, in 2004, two customers representing 32% and 13% of revenues, respectively, in 2003, and one customer representing 14% of revenues in 2002.

Shipping and Handling

The Company records as revenue all amounts billed to customers for out-bound shipping and handling. All costs associated with in-bound and out-bound shipping and handling are included in cost of revenue.

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $0, $12 and $94 for the years ended December 31, 2004, 2003 and 2002.

Income Taxes

As more fully discussed in Note 5, income taxes are provided in accordance with the liability method of accounting for income taxes

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Common Share

Net  loss  attributable  to  common  stockholders   includes  the  accretion  of
mandatorily redeemable preferred stock.

SFAS No. 128, "Earnings Per Share," requires a reconciliation of the numerator and denominator of the basic net income (loss) per share computation to the numerator and denominator of the diluted net income (loss) per share computation. There were no dilutive instruments for 2004, 2003 or 2002.

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

Comprehensive Income (Loss)

The adoption of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," at January 1, 2001, resulted in recording $30 in accumulated other comprehensive loss for the cumulative effect of the accounting change. At December 31, 2002, the Company had in place an interest rate swap agreement in the amount of $306 bearing three-month LIBOR interest of 1.4%. The interest rate swap agreement expired March 31, 2003. The deferred loss resulting from the swap agreements, as calculated using the mark-to-market method, was not material. At December 31, 2002, the Company's interest rate swap, a cash flow hedge, was closed out to the statement of operations.

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

3. Inventories

Inventories are stated at the lower of cost or market with costs determined on a first-in first-out basis. On a quarterly basis the Company reviews quantities on hand and on order and records a provision for excess and obsolete inventory based on forecasted demand. Should this analysis indicate that the demand for product has increased from previous estimates, a decrease in the reserves would be affected through a credit to the statement of operations. For the year ended December 31, 2004 the Company recorded a credit of $109 for excess and obsolete inventory as compared to a provision of $1,169 and $565 in 2003 and 2002, respectively.

The major components of inventories are as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  December 31,     December 31,
                                                  ------------     ------------
                                                      2004             2003
                                                  ------------     ------------
Raw materials and purchased components            $      1,584     $      2,843
Finished goods                                             126              135
Manufacturing inventory reserves                          (935)          (1,242)
Service parts                                              319              336
                                                  ------------     ------------
                                                  $      1,094     $      2,072
                                                  ============     ============

4. Property and Equipment

Property and equipment consists of the following:

                                                  December 31,     December 31,
                                                  ------------     ------------
                                                      2004             2003
                                                  ------------     ------------
Machinery and equipment                           $      6,519     $      6,605
Less accumulated depreciation and amortization           6,416            6,474
                                                  ------------     ------------
                                                  $        103     $        131
                                                  ============     ============

      On or about September 17, 2003, pursuant to that certain Purchase and Sale Agreement by and among the Company, Independence Community Bank ("ICB"), JPMorgan Chase and 100 Marcus LLC, the Company agreed to transfer all of its right, title and interest in and to 100 Marcus Boulevard, Hauppauge, New York, which had served as the Company's main operating facility (the "Premises"). ICB and JPMorgan Chase held mortgages on the Premises and participated in the sale transaction. The Company successfully negotiated a sale of the Premises which provided for: (i) satisfaction of all liens and encumbrances of ICB and JPMorgan Chase; (ii) payment of all outstanding real estate tax obligations from the proceeds of the sale; (iii) the Company's use of 15,000 square feet, rent free, for a period of one (1) year post-closing; (iv) the payment of $250 to the Company and (v) ICB and JP Morgan Chase retaining unsecured claims against the Company for the difference between the Company's Obligations to such banks and the amount of the proceeds of the sale of the Premises remitted to such bank. As a result, such banks have pre-petition unsecured claims against the Company aggregating approximately $2,271. The Company recognized a gain on the sale of the building and other miscellaneous assets of $685; which gain includes approximately $150, representing the fair market rental value of the premises for the one-year rent-free period.

Depreciation expense for the years ending December 31, 2004, 2003 and 2002 was $43, $752 and $1,557, respectively. The Company recorded repairs and maintenance expenses of $13, $26 and $102 for the years ended December 31, 2004, 2003 and 2002.

5. Income Taxes

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Due to the reported net losses, there were no provisions for current or deferred federal or state income taxes for the years ended December 31, 2004, 2003 or 2002.

The benefit from income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

                                                    2004            2003            2002
                                                -----------     -----------     -----------
Federal income tax benefit at statutory rate    $       (10)    $    (1,217)    $    (2,592)
Losses not producing tax benefits                        10           1,217           2,592
                                                -----------     -----------     -----------
  Income tax benefit                            $        --     $        --     $        --
                                                ===========     ===========     ===========

The Company has provided a valuation allowance against the total amount of the net deferred tax assets due to the uncertainty of future realization.

The components of the net deferred tax assets and liabilities were as follows:

                                                         2004           2003
                                                      ----------     ----------
Current deferred tax assets:
  Inventory                                           $      702     $      702
  Accounts receivable                                        259            321
  Warranties                                                  79            145
  Other deferred tax assets                                  679            676
  Less valuation allowance                                (1,719)        (1,844)
                                                      ----------     ----------
    Total current deferred tax assets                 $       --     $       --
                                                      ==========     ==========

Noncurrent deferred tax assets- Goodwill
   and other                                          $      828     $      835
Noncurrent deferred tax liabilities- Property
   and equipment                                            (675)          (588)
Net operating loss carryforwards                          15,955         15,726
Less valuation allowance                                 (16,108)       (15,973)
                                                      ----------     ----------
    Net noncurrent deferred tax assets                $       --     $       --
                                                      ==========     ==========

The increase (decrease) in the valuation allowance for deferred tax assets for the years ending December 31 was as follows:

                                                         2004            2003
                                                      ----------     ----------
Current deferred tax asset valuation allowance        $     (125)    $     (175)
Long-term deferred tax asset valuation allowance             135          1,390
                                                      ----------     ----------
                                                      $       10     $    1,215
                                                      ==========     ==========

6. Other accrued liabilities

      At December 31, 2004 and 2003 other accrued liabilities consisted of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          2004           2003
                                                      -----------    -----------
Accrued interest expense                              $       100    $        60
Accrued audit expense                                           1             12
Other accrued expenses                                         56              9
                                                      -----------    -----------
                                                      $       157    $        81
                                                      ===========    ===========

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

As a result of the bankruptcy proceedings, certain accounts payable have been re-characterized as liabilities subject to compromise in 2004. In addition, as a result of other bankruptcy proceedings certain capital lease obligations previously reported in long-term debt are now re-characterized as liabilities subject to compromise. See Note 8- Debt.

At December 31, 2004 and 2003, the Company had liabilities and other items subject to compromise of approximately $14,622 and $13,207 which consisted of the following:

                                                             2004            2003
                                                          -----------    -----------
Liabilities:
Accounts payable                                          $    10,948    $     9,971
Convertible notes payable, principally related to
  prior separation agreements                                     965            965
Accrued salaries                                                  397            397
Accrued warranty                                                  222            222
Capital lease obligations                                         438             --
                                                          -----------    -----------
                                                               12,970         11,555
Other:
Manditorily redeemable preferred stock                          1,652          1,652
                                                          -----------    -----------
                                                          $    14,622    $    13,207
                                                          ===========    ===========

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The preferred stock was issued in connection with the 2002 debt restructuring in the face amount of $4,365 and was recorded at its estimated fair value $1,406. Assuming none of the holders of the Preferred Stock convert to Common Stock of Boundless Corporation, the Company would be required to record a charge to earnings available to stockholders over the ten-year redemption period such that the carrying value of the Preferred Stock equals its face value at the time of redemption. Pre-petition, the difference between the carrying value of the preferred stock and its face value was being treated as a dividend and charged to earnings available to stockholders over the ten-year redemption period unless conversion occurs, in which case accretion terminates at that point. As of December 31, 2003, $247 was accreted and added to losses attributable to common stockholders.

      Since the Plan of Reorganization contemplates that all equity instruments of the Company will be cancelled on the Effective Date, the Company discontinued the accretion of the difference between the carrying value of the preferred stock and its face value to earnings available to stockholders.

      As of the Petition Date, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims.. The Company has rejected pre-petition executory contracts and unexpired lease obligations, and they are included with liabilities subject to compromise. The parties affected by these rejections may file claims with the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 process or its effect on the Company's business.

      The Company's statement of operations for the years ended December 31, 2004 and 2003 do not include interest expense on debt subject to compromise subsequent to the Petition Date. If the Company had reported interest on the basis of the amounts it was contractually required to pay, additional interest expense of $64 and $49 would have been recorded in 2004 and 2003, respectively.

8. Debt

Long-term debt at December 31, 2004 and 2003 consisted of the following:

                                                                        2004          2003
                                                                    -----------    -----------
Note payable toValtec Capital Corporation, bearing interest at
   8%, collateralized by receivables, inventory and equipment       $       653    $     1,321
Notes payable toVision Technologies, Inc., bearing interest at
   8%, payable  in 36 equal monthly installments, commencing the month following payment in full of the Valtec Capital note collateralized by receivables, inventory and equipment,
   subordinate to Valtec Capital                                            650            650
Capital lease obligations, secured by underlying assets                      --            447
                                                                    -----------    -----------
                                                                          1,303          2,418
Less current maturities on long-term debt                                   350            837
                                                                    -----------    -----------
                                                                    $       953    $     1,581
                                                                    ===========    ===========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate debt schedule maturities is as follows:

2005                              $       350
2006                                      351
2007                                      204
2008                                      221
2009                                      177
                                  -----------
                                  $     1,303
                                  ===========

In connection with the bankruptcy filing, during the quarter ended March 31, 2003, the Company obtained debtor-in-possession financing with Valtec Capital, LLC and wrote off $289 of capitalized debt financing costs associated with the asset-based lending agreement with the Company's prior lender.

As a result of other bankruptcy proceedings certain capital lease obligations previously reported in long-term debt are now re-characterized as liabilities subject to compromise. See Note 7- Liabilities Subject to Compromise.

9. Equity

At December 31, 2004 and 2003, stockholders' deficit consisted of the following:

                                                            2004            2003
                                                        -----------     -----------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                               $        --     $        --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding             67              67
Additional paid-in capital                                   35,844          35,844
Accumulated deficit                                         (50,816)        (50,788)
                                                        -----------     -----------
     Total stockholders' deficit                        $   (14,905)    $   (14,877)
                                                        ===========     ===========

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If all of such Preferred Stock, including the Preferred Stock which the Company is required to issue to the lenders, are converted, the Company would be required to issue approximately 1,455,073 shares of its common stock, subject to adjustment. As part of the Company's Plan of Reorganization, which requires Bankruptcy Court approval, it is contemplated that the shares issuable under the Preferred Stock will be cancelled. The carrying value of the mandatorily redeemable stock is included in other items subject to compromise at December 31, 2004 and 2003.

Assuming none of the holders of the Preferred Stock convert to Common Stock of Boundless Corporation, the Company would be required to record a charge to earnings available to stockholders over the ten-year redemption period such that the carrying value of the Preferred Stock equals its face value at the time of redemption. Pre-petition, the difference between the carrying value of the preferred stock and its face value was being treated as a dividend and charged to earnings available to stockholders over the ten-year redemption period unless conversion occurs, in which case accretion terminates at that point. As a result of the bankruptcy, in the third quarter of 2003 the Company discontinued accreting the difference. As of December 31,2004, $247 was accreted and charged to losses attributable to common stockholders. Since the Plan of Reorganization contemplates that all equity instruments of the Company will be cancelled on the Effective Date, the Company discontinued the accretion of the difference between the carrying value of the preferred stock and its face value.

During the quarter ended September 30, 2002, the Company sold to nine individuals (the "Subscribers") 267,367 shares of unregistered Common Stock of the Company for proceeds of $162. Proceeds of the offering were used for general working capital purposes. The purchase price was calculated by taking the average closing price of the Common Stock on the American Stock Exchange during the five consecutive trading days ending on the trading date immediately preceding the purchase date. In connection with this sale, the Company granted to the Subscribers warrants to purchase 267,367 shares of the Company's Common Stock. The warrants are exercisable at between $0.47 and $0.70 per share of Common Stock and expire on the fifth anniversary from the date of issuance.

10. Options and Warrants

The Company believes its presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization.

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

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". During the year ended December 31, 2002, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

The Company follows the disclosure requirements of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost for the Company's employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. No options or warrants were granted in 2004 or 2003. The following weighted average assumptions were used for grants in 2002:

      1.    Dividend yield of 0%

      2.    Expected  volatility of 114%.

      3.    Risk-free interest rates ranging from 1.47% to 2.1%

      4.    Expected term of 3 years

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been equal to the pro forma amounts indicated below:

                                             2004          2003          2002
                                          ---------     ---------     ---------
Net loss
  As reported                             $     (28)    $  (3,579)    $  (7,623)
  Under SFAS No. 123                            (28)       (3,696)       (8,096)

Net loss per share
  As reported - basic                     $   (0.00)    $   (0.55)    $   (1.21)
  As reported - diluted                       (0.00)        (0.55)        (1.21)
  Under SFAS No. 123 - basic                  (0.00)        (0.55)        (1.26)
  Under SFAS No. 123 - diluted                (0.00)        (0.55)        (1.26)

A summary of the status of the Company's stock options and warrants as of December 31, 2004 and 2003, and changes during the years ending on those dates is as follows:

Options -Boundless Corporation                   2004                          2003
                                        ------------------------     -------------------------
                                                      Weighted                       Weighted
                                                       Average                        Average
                                                      Exercise                       Exercise
                                          Shares        Price          Shares          Price
                                        ----------    ----------     ----------     ----------
Outstanding at beginning of year         1,992,715    $     2.50      2,326,247     $     2.42
  Granted                                       --            --             --             --
  Exercised                                     --            --             --             --
  Forfeited                               (587,265)        (1.94)      (333,532)         (1.92)
                                        ----------    ----------     ----------     ----------
Outstanding at end of year               1,405,450    $     2.74      1,992,715     $     2.50
                                        ==========    ==========     ==========     ==========
Options exercisable at end of year       1,362,032    $     2.81      1,653,171     $     2.92
                                        ==========    ==========     ==========     ==========
Weighted average fair value
  of options granted during the year                      N/A                           N/A
                                                      ==========                    ==========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants- Boundless Corporation                    2004                          2003
                                         ------------------------     -------------------------
                                                       Weighted                       Weighted
                                                        Average                        Average
                                                       Exercise                       Exercise
                                           Shares        Price          Shares          Price
                                         ----------    ----------     ----------     ----------
Outstanding at beginning of year          1,463,560    $     3.27      1,530,900     $     3.55
  Granted                                        --            --             --             --
  Exercised                                      --            --             --             --
  Forfeited                                (380,002)        (7.30)       (67,340)         (9.69)
                                         ----------    ----------     ----------     ----------
Outstanding at end of year                1,083,558    $     1.86      1,463,560     $     3.27
                                         ==========    ==========     ==========     ==========
Warrants exercisable at end of year       1,083,558    $     1.86      1,463,560     $     3.27
                                         ==========    ==========     ==========     ==========
Weighted average fair value
  of warrants granted during the year                       N/A                           N/A
                                                       ==========                    ==========

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2004:

                                                                          Weighted
                                        Number          Weighted           Average            Number
                                    Outstanding at      Average           Remaining       Exercisable at
                                     December 31,       Exercise         Contractual       December 31,
     Options - Boundless Corp.           2004            Price          Life (Years)           2004
                                    --------------     ----------       ------------       ------------
                                           207,400         $ 0.45               2.83           163,982
                                           215,000           1.03               1.81           215,000
                                           148,000           1.05               2.14           148,000
                                           220,000           1.50               1.45           220,000
                                            30,050           2.60               1.15            30,050
                                           130,000           4.50               2.00           130,000
                                           150,000           4.88               2.00           150,000
                                           100,000           5.00               2.00           100,000
                                           205,000           5.62               2.00           205,000
                                      ------------     ----------          ---------       -----------
                                         1,405,450     $     2.74               2.01         1,362,032
                                      ============     ==========          =========       ===========

                                                                         Weighted
                                       Number          Weighted           Average            Number
                                   Outstanding at      Average           Remaining       Exercisable at
                                    December 31,       Exercise         Contractual       December 31,
    Warrants - Boundless Corp.          2004            Price          Life (Years)           2004
                                   --------------     ----------       ------------       ------------
                                           400,000     $     0.36               2.92           400,000
                                           172,430           0.65               2.51           172,430
                                           144,939           0.84               2.17           144,939
                                            64,409           1.30               1.42            64,409
                                             6,946           1.33               1.43             6,946
                                            20,834           1.36               1.41            20,834
                                            27,500           2.40               0.15            27,500
                                            46,500           5.00               1.01            46,500
                                           150,000           5.80               0.38           150,000
                                            50,000           6.88               0.40            50,000
                                      ------------     ----------          ---------       -----------
                                         1,083,558     $     1.86               2.01         1,083,558
                                      ============     ==========          =========       ===========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 123, the Company is required to account for options issued to non-employees for services rendered using the fair value method over their vesting period.

In connection with a sale of the Company's common stock in September 2001, the Company granted to the subscribers warrants to purchase 267,367 shares of the Company's Common Stock. The warrants are exercisable at between $0.47 and $0.70 per share of Common Stock and expire on the fifth anniversary from the date of issuance.

Due to the expected cancellation of all of the Company's outstanding equity securities, including the mandatorily redeemable Preferred Stock, as a result of the Chapter 11 proceedings, none of the outstanding warrants or options is believed to have any economic or dilutive effect on the Company's finances.

11. Related Party Transactions

In 2002 the Company issued certain convertible notes in connection with separation agreements. These are included in liabilities subject to compromise. See Note 7- Liabilities Subject to Compromise.

Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), was $240 for the year ended December 31, 2004. Net revenue from UCSI during 2003 and 2002 was not material. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc. ("Vision"). The Company's Plan of Reorganization, assuming approval by the Bankruptcy Court, contemplates that Vision will own 100% of the Company. Mr. Smith currently owns approximately 15% of the outstanding common stock of the Company.

Beginning in the first quarter of 2004, the Company recognized that certain of its employees were underutilized, and outsourced a portion of this underutilization to UCSI. In the absence of this arrangement, the Company would have absorbed the entire expense of the underutilization. For the year ended December 31, 2004, these costs were estimated to be $306 for which the Company charged UCSI $255. The $255 charged by the Company was less than the estimated personnel and personnel related expenses. The resulting loss of $51 is reported in the statement of operations.

12. Commitments

Leases

The Company leases certain manufacturing, sales and administrative facilities and office equipment under operating lease agreements, which expire at various times through February 2009.

Total rent expense was $336 and $91 in 2004 and 2003, respectively.

Future minimum rental commitments as of December 31, 2004 were as follows:

2005                         $    221
2006                              228
2007                              235
2008                              242
2009                               41
                             --------
                             $    967
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

Foreign sales were approximately $1,929, $3,473 and $7,430 for 2004, 2003 and 2002, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:

                               2004           2003            2002
                            ----------     ----------     ----------
Western Europe                      21%            25%            17%
Other European countries             1%             0%             0%
Other foreign countries              5%             4%            11%
                            ----------     ----------     ----------
     Total                          27%            29%            28%
                            ==========     ==========     ==========

All significant long-lived assets of the Company are in the United States.

15. Defined Contribution Plan

Concurrent with its filing for protection under Chapter 11, the Company ceased providing a 401(k) retirement savings plan (the "401(k) Plan") for its full-time employees. Effective March 1, 2002, the Company had terminated its contributions to the 401(k) plan, with only employee contributions remaining. During 2003, the Company discontinued employee contributions.

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

Reorganization expenses for the years ended December 31, 2004 and 2003 were as follows:

                                                        2004           2003
                                                     ----------     ----------
Professional fees                                    $      298     $    1,266
United States District Court fees                            25             32
Facility relocation expenses                                184             42
Gain on the disposition of building and equipment           (23)          (685)
                                                     ----------     ----------
                                                     $      484     $      655
                                                     ==========     ==========

17. Selected Quarterly Financial Data - (unaudited)

Provided below is the selected unaudited quarterly financial data from 2004 and 2003.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    For the three months ended
                                                       December 31,  September 30,     June 30,      March 31,
                                                       --------------------------------------------------------
                                                           2004           2004           2004           2004
                                                       -----------     ----------     ----------     ----------
Net revenue                                             $    1,903     $    1,412     $    1,811     $    2,183
Cost of product sold and services                            1,471          1,077          1,370          1,539
Gross profit                                                   432            335            441            644
Net income (loss)                                       $       85     $      (13)    $     (111)    $       11

Per share amounts:
Basic and diluted net income (loss) per common share    $     0.01     $    (0.00)    $    (0.02)    $     0.00

                                                                    For the three months ended
                                                       December 31,  September 30,     June 30,      March 31,
                                                       --------------------------------------------------------
                                                           2003           2003           2003           2003
                                                       -----------     ----------     ----------     ----------
Net revenue                                             $    1,811     $    3,461     $    4,008     $    2,470
Cost of product sold and services                            2,405          2,770          3,205          2,582
Gross profit (loss)                                           (594)           691            803           (112)
Net loss                                                $   (1,113)    $      (92)    $     (955)    $   (1,419)

Per share amounts:
Basic and diluted net loss per common share             $    (0.17)    $    (0.01)    $    (0.15)    $    (0.22)

                                                         For the six months ended
                                                          June 30,       June 30,
                                                        --------------------------
                                                           2004            2003
                                                        -----------    -----------
Net revenue                                             $     3,994    $     6,478
Cost of product sold and services                             2,909          5,787
Gross profit (loss)                                           1,085            691
Net income (loss)                                       $      (100)   $    (2,374)

Per share amounts:
Basic and diluted net loss per common share             $     (0.01)   $     (0.37)

                                                         For the nine months ended
                                                       September 30,   September 30,
                                                       -------------   -------------
                                                           2004            2003
                                                       -------------   -------------
Net revenue                                             $     5,406    $     9,939
Cost of product sold and services                             3,986          8,557
Gross profit                                                  1,420          1,382
Net income (loss)                                       $      (113)   $    (2,466)

Per share amounts:
Basic and diluted net loss per common share             $     (0.02)   $     (0.38)

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events

      On November 30, 2004, the Company filed a motion with the Bankruptcy Court for an order authorizing the Company to (i) incur post-petition secured indebtedness, and (ii) grant a security interest and priority claims pursuant to Sections 364(c) and 364(d) of the Bankruptcy Code. On January 27, 2005, the Bankruptcy Court approved the order.

      As of January 31, 2005, the Company entered into an agreement with its secured lender Valtec Capital, LLC, as assignee of Valtec Capital Corporation, (the "Prior Lender") to terminate its debtor-in-possession ("DIP") financing and to release its liens on the Company's personal property. At the same time, the Company entered into another secured DIP financing agreement with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of the Company's personal property.

      In general, the new agreement permits us to borrow up to 80% of our eligible accounts receivable. Under the agreement, the annual interest rate is 6% above the Citibank, N.A. prime rate. The Company is required to pay a monthly service fee equal to three quarters of one percent (0.75%) of the face value of invoices assigned to EGC for the preceding month. The agreement requires minimum monthly interest of approximately $8 even though actual borrowings may result in a lesser interest charge. The Company is responsible for certain fees and fees for early termination of the facility. The maximum availability under the agreement is $1,000 and the term is one year.

      In return for termination of the prior DIP financing the Company also agreed to pay Valtec Capital a total of $100 for legal fees they incurred during the bankruptcy period. This amount is payable to Valtec Capital on the date that the Plan of Reorganization becomes effective.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        For the Years Ended December 31,
                                     (In thousands)

                                               Balance at
                                              Beginning of                                             Balance at End
           Description                           Period          Additions          Deductions           of Period
-----------------------------------          --------------     -----------         ----------         --------------
Allowances:
 Doubtful accounts:
         2004                                 $      623        $      (117)        $      5  (A)       $      501
         2003                                        763        $       104              244  (A)       $      623
         2002                                      1,348                599            1,184  (A)              763
 Manufacturing inventory reserves:
         2004                                      1,242               (109)             198  (B)              935
         2003                                        789              1,169              716  (B)            1,242
         2002                                      3,451                565            3,227  (B)              789

(A) Includes accounts written off during the period.

(B) Includes inventory written off during the period.