Form 10-Q
period 2004-03-31
BOUNDLESS CORP
filed 2006-03-06
CIK 837472

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004
                         Commission File Number 0-17977

                              BOUNDLESS CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other Jurisdiction of Incorporation or Organization)

                                   13-3469637
                      (I.R.S. Employer Identification No.)

                            50 Engineers Lane Unit 2
                                  Hauppauge, NY

                    (Address of principal executive offices)

                                      11735
                                   (Zip Code)

                                 (631) 962-1500
              (Registrant's telephone number, including area code)

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

                               Yes |_|      No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                               Yes |_|      No |X|

As of February 28, 2006, the Registrant had approximately 6,705,613 shares of Common Stock, $.01 par value per share outstanding.

                                     1 of 23

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                                      INDEX

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2004. Comtemporaneously with the filing of this Quarterly Report, we are filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004. This Quarterly Report should be read in conjunction with our filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission.

                                                                                                   Page
                                                                                                    No.
                                                                                                   ----
Part I.     Financial Information

            Item 1.   Financial Statements
                      Consolidated Condensed Balance Sheets as of March 31, 2004 (Unaudited)
                        and December 31, 2003                                                         3
                      Consolidated Condensed Statements of Operations for the three months ended
                        March 31, 2004 and 2003 (Unaudited)                                           4
                      Consolidated Condensed Statements of Cash Flows for the three months
                        ended March 31, 2004 and 2003 (Unaudited)                                     5
                      Notes to Consolidated Condensed Financial Statements (Unaudited)                6

            Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                                11

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     16

            Item 4.   Controls and Procedures                                                        16

Part II.    Other Information

            Item 1.   Legal Proceedings                                                              18

            Item 6.   Exhibits                                                                       19

Signature                                                                                            20

                                     2 of 23

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               March 31,     December 31,
                                                                 2004           2003*
                                                              -----------    ------------
ASSETS                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                  $        66    $        373
   Cash on deposit with lender                                        161             328
   Trade accounts receivable, net                                   1,392             912
   Affiliate receivables                                               98               -
   Other receivables                                                  159             143
   Inventories (Note 3)                                             1,574           2,072
   Prepaid expenses and other current assets                          214             179
                                                              -----------    ------------
      Total current assets                                          3,664           4,007
Property and equipment, net                                           113             131
                                                              -----------    ------------
     Total assets                                             $     3,777    $      4,138
                                                              ===========    ============

LIABILITIES  AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
   Current portion of long-term debt                          $       311    $        837
   Accounts payable                                                   837             900
   Accrued salaries                                                    82              71
   Accrued legal fees                                                 759             756
   Purchase order commitments                                         816           1,130
   Accrued payroll and sales tax payable                               29             212
   Accrued warranty                                                    41              59
   Other accrued liabilities                                          147              81
                                                              -----------    ------------
      Total current liabilities                                     3,022           4,046
                                                              -----------    ------------

   Long-term debt, less current maturities                          1,588           1,581
   Deferred credits                                                   139             181
   Items subject to compromise:
   Manditorily redeemable preferred stock                           1,652           1,652
   Liabilities subject to compromise (Note 4)                      12,242          11,555
                                                              -----------    ------------
         Total liabilities                                         18,643          19,015
                                                              -----------    ------------

         COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' deficit: (Note 5)
   Common stock                                                        67              67
   Additional paid-in capital                                      35,844          35,844
   Accumulated deficit                                            (50,777)        (50,788)
                                                              -----------    ------------
      Total stockholders' deficit                                 (14,866)        (14,877)
                                                              -----------    ------------
     Total liabilities and stockholders' deficit              $     3,777    $      4,138
                                                              ===========    ============

*     Condensed from audited financial statements

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     3 of 23

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended
                                                                       March 31
                                                              ---------------------------
                                                              -----------    ------------
                                                                  2004           2003
                                                              -----------    ------------
Revenue:
   Product sales                                              $     1,985    $      2,263
   Services                                                           198             207
                                                              -----------    ------------
      Total revenue                                                 2,183           2,470
                                                              -----------    ------------
Cost of revenue
   Product sales                                                    1,405           2,425
   Services                                                           134             157
                                                              -----------    ------------
      Total cost of revenue                                         1,539           2,582
                                                              -----------    ------------

      Gross margin (loss)                                             644            (112)

Other costs and expenses (income)
   Selling, general and administrative                                468             505
   Research and development                                            45              32
   Interest expense (excluding contractual interest of $15
     and $5 not recognized in 2004 and 2003, respectively)             41             274
   Loss on extinguishment of debt                                       -             289
   Loss on reimbursement of employee services (net of
     reimbursement of $75)                                             15               -
   Other income                                                       (49)           (129)
                                                              -----------    ------------
                                                                      520             971
                                                              -----------    ------------
Income (loss) before reorganization items                             124          (1,083)

Reorganization items (Note 6)                                         113             336
                                                              -----------    ------------
Net income (loss)                                                      11          (1,419)
   Accretion on preferred stock                                         -              74
                                                              -----------    ------------
Net income (loss) attributable to common stockholders         $        11    $     (1,493)
                                                              ===========    ============

Basic and diluted income (loss) per common share              $      0.00    $      (0.22)
                                                              ===========    ============

Basic and diluted weighted average shares outstanding               6,706           6,706
                                                              ===========    ============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     4 of 23

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Three months ended
                                                                                    March 31,
                                                                              -------------------

                                                                                2004       2003
                                                                              -------    --------
Cash flows from operating activities:
   Income (loss) before reorganization items                                      124      (1,083)
   Adjustments to reconcile income (loss) before reorganization items to net cash provided by (used in) operating activities:
      Write-off of debt financing costs                                             -         289
      Depreciation and amortization                                                32         368
      Change in deferred credits                                                  (42)        (99)
      Provision (credit) for doubtful accounts                                    (24)         10
      Provision for excess and obsolete inventory                                   -         398
   Changes in assets and liabilities:
      Cash on deposit with lender                                                 167         (66)
      Trade accounts receivable                                                  (456)        965
      Affiliate receivables                                                       (98)          -
      Other receivables                                                           (16)         (5)
      Inventories                                                                 498         228
      Other assets                                                                (35)        (72)
      Accounts payable and accrued expenses                                       185       1,180
                                                                              -------    --------
Net cash provided by operating activities excluding reorganization items          335       2,113
                                                                              -------    --------
Cash flows from reorganization activities:
   Reorganization items, net                                                     (113)       (336)
   Gain on disposition of property and equipment                                  (23)          -
   Proceeds from disposition of property                                           23           -
   Increase in liabilities, net                                                     4           -
                                                                              -------    --------
Net cash used in reorganization activities                                       (109)       (336)
                                                                              -------    --------
Cash flows from investing activities:
   Capital expenditures                                                           (14)          -
                                                                              -------    --------
Cash flows from financing activities:
   Net proceeds from issuance of debt                                               -         162
   Payments on loans payable and capital leases                                  (519)     (1,573)
                                                                              -------    --------
Net cash used in financing activities                                            (519)     (1,411)
                                                                              -------    --------
Net increase (decrease) in cash and cash equivalents                             (307)        366
Cash and cash equivalents at beginning of period                                  373           4
                                                                              -------    --------
Cash and cash equivalents at end of period                                    $    66    $    370
                                                                              =======    ========

Cash paid for:
   Interest                                                                   $    27    $     26
   Taxes                                                                            -           -

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     5 of 23

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

      1. Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

The Company voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code on March 12, 2003, (the "Petition Date") in the United States Bankruptcy Court for the Eastern District of New York, Central Islip

The Debtor continues to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, the Debtor is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

In order to successfully exit Chapter 11, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.

Financial Statement Presentation.

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three months ended March 31, 2004 and 2003. Certain information and footnote disclosures have been condensed or omitted pursuant to such regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-K for the year ended December 31, 2003. The accompanying financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

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

      In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Company's ability to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial

                                     6 of 23
statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

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

      The Company believes that positive operating cash flows and profitability will not come from the general purpose text terminal marketplace. The Company has been and will continue to focus on the current business from the current customers in order to provide a reliable cash flow with which to execute growth plans. The paths to growth that the Company has developed include:

      1. Repositioning the Company's business from a text terminal company to a Point-of-Service/Point-of-Sale ("POS") technology company, and build upon the Company's historical success in POS to establish a strong link between the Company's and POS' applications. A key activity in support of the POS initiative includes leveraging the Company's existing technology platforms

      2. Gaining access to a more modern and growing market through new product offerings including Web terminals and terminals utilizing the Linux operating system which provide high security, high levels of productivity and high reliability.

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

      There is no assurance that the Company will be successful in obtaining confirmation of their Plan of Reorganization. If it is not, liquidation of the Company's assets would most likely ensue. If the Company does emerge from Chapter 11, there is no assurance that the Company's operations will be profitable and cash flow positive; in the alternative, the scope of operations could be severely curtailed or discontinued entirely. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      2.    Certain Significant Accounting Policies

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these consolidated financial statements are the same as those described in the December 31, 2004 consolidated financial statements.

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents. We had $328 and $161 classified as "cash on deposit with lender" at December 31, 2003 and March 31, 2004, respectively, representing cash on-hand in a lockbox account under the control of the Company's DIP lender.

Minority Interest

In the absence of a commitment by minority shareholders to fund losses in excess of their equity, such losses have been attributed to the Company.

                                     7 of 23

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer or passage of title and assumption of risk. The Company monitors product returns generally, which are for stock rotation with the coinciding replacement order, and records provisions for estimated future returns and potential warranty liability at the time revenue is recorded. Service revenue is recognized when service is performed and billable. Revenue from maintenance and extended warranty agreements is deferred and recognized ratably over the term of the agreement.

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. During the first quarter of 2004 purchases from Ansen Corporation, Radiance Electronics, and Video Display Corporation accounted for 40%, 25%, and 13%, respectively, of the Company's total purchases of material.

The balance due Ansen was approximately $816 and $1,130 at March 31, 2004 and December 31, 2003, respectively; and such balance is included in "Purchase order commitments" on the balance sheets.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $0 for each of the three months ended March 31, 2004 and 2003.

Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share," requires a reconciliation of the numerator and denominator of the basic net income (loss) per share computation to the numerator and denominator of the diluted net income (loss) per share computation. There were no dilutive instruments for the period ending March 31, 2004 or 2003.

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

                                     8 of 23

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

      3.    Inventories

Inventories are stated at the lower of cost or market with costs determined on a first-in first-out basis. On a quarterly basis the Company reviews quantities on hand and on order and records a provision for excess and obsolete inventory based on forecasted demand. Should this analysis indicate that the demand for product has increased from previous estimates, a decrease in the reserves would be effected through a credit to the statement of operations.

                                            March 31,   December 31,
                                            ---------   ------------
                                              2004          2003
                                            ---------   ------------
Raw materials and purchased components      $   2,155   $      2,843
Finished goods                                    150            135
Manufacturing investory reserves               (1,070)        (1,242)
Service parts                                     339            336
                                            ---------   ------------
                                            $   1,574   $      2,072
                                            =========   ============

      4.    Liabilities and Other Items Subject to Compromise

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

                                     9 of 23

As a result of the bankruptcy proceedings, certain accounts payable have been re-characterized as liabilities subject to compromise in 2004. In addition, as a result of other bankruptcy proceedings certain capital lease obligations previously reported in long-term debt are now re-characterized as liabilities subject to compromise.

At March 31, 2004 and December 31, 2003, the Company had liabilities and other items subject to compromise of approximately $13,894 and $13,207 which consisted of the following:

                                                        March 31,  December 31,
                                                       ----------  ------------
                                                          2004         2003
                                                       ----------  ------------
Liabilities:
Accounts payable                                       $   10,220  $      9,971
Convertible notes payable, principally related to
   prior separation agreements                                965           965
Accrued salaries                                              397           397
Accrued warranty                                              222           222
Capital lease obligations                                     438             -
                                                       ----------  ------------
                                                           12,242        11,555
Other:
Manditorily redeemable preferred stock                      1,652         1,652
                                                       ----------  ------------
                                                       $   13,894  $     13,207
                                                       ==========  ============

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

      5.    Stockholders' Deficit

At March 31, 2004 and December 31, 2003 stockholders' deficit consisted of the following:

                                                        March 31,  December 31,
                                                       ----------  ------------
                                                          2004         2003
                                                       ----------  ------------
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued                             $        -  $          -
Common stock, $0.01 par value, 25,000,000 shares
   authorized,6,705,613 shares issued and outstanding          67            67
Additional paid-in capital                                 35,844        35,844
Accumulated deficit                                       (50,777)      (50,788)
                                                       ----------  ------------
      Total stockholders' deficit                      $  (14,866) $    (14,877)
                                                       ==========  ============


                                    10 of 23

      6.    Reorganization Expenses

Reorganization expenses were as follows:
                                                          Three months ended
                                                              March 31,
                                                       ------------------------
                                                          2004         2003
                                                       ----------  ------------
Professional fees                                      $        4  $        317
United States District Court fees                               9             8
Facility relocation expenses                                  123            11
Gain on the disposition of building and equipment             (23)            -
                                                       ----------  ------------
                                                       $      113  $        336
                                                       ==========  ============

      7.    Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the quarter ended March 31, 2004, the Company had one customer representing 34% of revenue and two customers representing 8% and 9%, respectively of revenues.

      8.    Litigation and Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably. See Part II- Other Information, Item 1.-Legal Matters

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                                    11 of 23

Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), were $18. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc., the entity which will own 100% of the Company upon confirmation of the Company's plan of reorganization. Mr. Smith also owns approximately 15% of the outstanding common stock of the Company. EMS revenue for the quarter ended March 31, 2003 was $300. The revenue decline is wholly attributable to the working capital constraints faced by the Company beginning in the second quarter of 2002.

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

Other income - Other income for the quarter ended March 31, 2004 was $49 compared to $129 for the period ended March 31, 2003. Income recorded in 2004 includes $12 relating to return of premiums against the Company's workers' compensation insurance due to a reduction in the Company's experience rating. The Company reviews its account receivable balances monthly to assess its estimate of the collectability of such accounts.

                                    12 of 23

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

LIQUIDITY AND CAPITAL RESOURCES

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

Generally, under the Bankruptcy Code, most of a debtor's liabilities must be satisfied in full before the debtor's stockholders can receive any distribution on account of such shares. The rights and claims of the Company's various creditors and security holders will be determined by the confirmed plan of reorganization. Further, it is also likely that pre-petition unsecured claims against the Company will be substantially impaired in connection with the Company's reorganization. At this time the Company can make no prediction concerning how each of these claims will be valued in the bankruptcy proceedings. The Company believes that the presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that the Company proposes. For this reason, the Company urges that caution be exercised with respect to existing and future claims or investments in any Boundless security.

The Company is highly leveraged. As of December 31, 2003, the Company had a tangible net worth deficit of $14,877 and total liabilities of $19,015. As of March 31, 2004, the Company had a tangible net worth deficit of $14,866 and total liabilities of $18,643. The Company had a working capital deficit, inclusive of liabilities and other items subject to compromise, of approximately $13,252 as of March 31, 2004, compared to working capital deficit of $13,246 as of December 31, 2003. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

On the Effective Date, the Company shall issue, or cause to be issued for Vision's

                                    13 of 23
benefit, and in its name, shares of Boundless Common Stock sufficient to provide Vision with 100% of the Boundless Common Stock issued and outstanding, or to be issued and outstanding, under the Plan (the "Vision Shares"). Such issuance of the Vision Shares shall be deemed to be in full satisfaction of the Vision Claim, which claim was $695, with accrued interest, at March 31, 2004.

The Company's Plan of Reorganization contemplates an annual payment of cash to holders of allowed unsecured claims (the "Claims"). The Company believes that these Claims aggregate approximately $14,586 as of December 31, 2005. Holders of Claims shall receive their Pro Rata share of cash payments in an amount equal to 2% of annual revenues up to and including $7 million, on each of the first, second and third anniversary dates of the Effective Date; and cash payments in an amount equal to 4% of annual revenues exceeding $7 million, on each of the first, second and third anniversary dates of the Effective Date.

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

At March 31, 2004, the Company had accrued approximately $759 for legal assistance throughout the bankruptcy period. As of December 31, 2005, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,430 as of the Effective Date. Upon application for payment pursuant to Sections 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

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

The Company's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the Company's businesses and some of which arise from uncertainties related to global economies. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be further adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

Net cash provided by operating activities during the three months ended March 31, 2004 was $335, principally related to net income before reorganization expenses of $124, reductions in inventories and cash on deposit with lenders of $498 and $167, respectively, and increases in accounts payable and accrued expenses of $185. In addition, non-cash expenses, principally depreciation and amortization were $32. This amount was offset by increases in receivables, including trade receivables, affiliate receivables and other receivables of $570, decreases in deferred credits of $42, and non-cash credits of $24. Net cash provided by operating activities during the three months ended March 31, 2003 was $2,113, principally related to increases in accounts payable and accrued expenses of $1,180, decreases in trade accounts receivable and inventories of $965 and $228,

                                    14 of 23
respectively, non-cash charges of $398 for inventory reserves, $368 of depreciation and amortization, and $289 for the write-off of debt financing costs. These amounts were offset by a net loss before reorganization expenses of $1,083, decreases in deferred revenue of $99, increases in cash on deposit with lenders of $66, and increases in prepaid expenses of $72.

For the first quarter of 2004 and 2003, net cash used in reorganization activities was $113 and $336, respectively. During the first quarter of 2004 the Company incurred expenses of $123 in connection with the relocation of its manufacturing facility and $13 in professional fees. These items were offset by cash proceeds from the sale of assets of $23 and increases in liabilities of $4. During the first quarter of 2003 professional fees, primarily for legal expenses were $325 and relocation expenses were $11.

Net cash used in investing activities for the three months ended March 31, 2004, consisted of equipment purchases of $14.

During the first quarter of 2004, net cash used in financing activities was $519, consisting of net payments to Valtec under the respective DIP financing agreement. During the first quarter of 2003, DIP payments to Valtec and net payments to CIT, the Company's lender prior to Valtec, were $1411.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-Q, and are subject to various risks and uncertainties. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events or changed circumstances except as required to comply with the disclosure requirements of the federal securities laws.

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

      The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of its business include, but are not limited to, the following: changes in spending patterns; changes in overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in tax laws; the Company's ability to hire, train and retain a consistent supply of reliable and effective participants in its marketing operations; general economic, business and social conditions in the United States; the costs of complying with changes in applicable labor

                                    15 of 23
laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to the Company; actions that may be taken by creditors with respect to the Company's obligations that are subject to default proceedings; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on the Company's ability to conduct its own business operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates is related primarily to the Company's revolving credit facility and long-term debt obligations. The Company managed this risk through utilization of interest rate swap agreements in amounts not exceeding the principal amount of its outstanding obligations. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2005 the Company's investments consisted of cash balances maintained in its corporate account with the JPMorganChase Bank.

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's management, including the

                                    16 of 23

CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    17 of 23

                           PART II - OTHER INFORMATION

Item 1. Legal Matters

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

An action was commenced by Kareem Mangaroo, employed by Boundless Technologies between February 1994 and April 1999 as a material handler ("Plaintiff"), on February 5, 2001, against Boundless Technologies, Boundless Corporation, and four employees of the Company (Joseph Gardner, its CFO, Michelle Flaherty, formerly manager of Human Resources, Thomas Iavarone, director of Logistics, and Anthony San Martin, manager of Shipping), seeking damages for the unlawful termination of Plaintiff's employment in violation of Plaintiff's rights under Title VII of the Civil Rights Act of 1964, as amended; the Equal Protection Clause and Due Process Clause, pursuant to the Civil Rights Act of 1886, as amended, 42 U.S.C. Section 1981; and for damages as a result of the conspiratory actions of defendants to deprive Plaintiff of his equal protection and due process rights pursuant to 42 U.S.C. Section 1985 and for violation of Plaintiff's rights under the Employee Retirement Income Security Act 29 U.S.C.
Section 1001. Plaintiff further alleges claims under State law for breach of contract. The verified complaint was filed in the United States District Court, Eastern District of New York. Plaintiff seeks (i) compensatory damages of $1 million from each of Boundless Technologies and four employees of the company (jointly and severally), (ii) punitive damages of $2 million from each of Boundless Technologies, the Company, and four employees of the Company (jointly and severally), (iii) $1 million against Boundless Technologies for breach of contract, and (iv) the value of forfeited options, attorney's fees, costs of the action and other relief as the court deems necessary.

On February 17, 2003, the defendants' motion for summary judgment was granted. On March 21, 2003, Plaintiff served Notice of Appeal to the United States Court of Appeals for the Second Circuit in opposition to the granting of defendants' motion for summary judgment. On October 15, 2003, the United States Court of Appeal for the Second Circuit granted the defendants' motion to Stay the appeal in accordance with 11 U.S.C. Section 362, which Stay is still in effect. The Company intends to vigorously defend this suit since it believes that it has meritorious defenses to the action.

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

                                    18 of 23

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1: Certification of Acting Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 32: Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    19 of 23

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 3, 2006

Boundless Corporation

By: /s/ Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

                                    20 of 23