Form 10-Q
period 2004-06-30
BOUNDLESS CORP
filed 2006-03-06
CIK 837472

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

                                     1 of 22

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                                      INDEX

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2004. Comtemporaneously with the filing of this Quarterly Report, we are filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2004 and September 30, 2004. This Quarterly Report should be read in conjunction with our filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission.

                                                                                                   Page
                                                                                                    No.
                                                                                                   ----
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets as of June 30, 2004 (Unaudited)
                       and December 31, 2003                                                          3
                     Consolidated Condensed Statements of Operations for the three and six
                       months ended June 30, 2004 and 2003 (Unaudited)                                4
                     Consolidated Condensed Statements of Cash Flows for the six months
                       ended June 30, 2004 and 2003 (Unaudited)                                       5
                     Notes to Consolidated Condensed Financial Statements (Unaudited)                 6

            Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                 11

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      16

            Item 4.  Controls and Procedures                                                         16

Part II.    Other Information

            Item 1.  Legal Proceedings                                                               17

            Item 6.  Exhibits                                                                        18

Signature                                                                                            19

                                     2 of 22

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,     December 31,
                                                        2004           2003*
                                                    -----------    ------------
ASSETS                                              (unaudited)
Current assets:
   Cash and cash equivalents                        $       108    $        373
   Cash on deposit with lender                              312             328
   Trade accounts receivable, net                         1,138             912
   Affiliate receivables                                    202               -
   Other receivables                                         83             143
   Inventories (Note 3)                                   1,342           2,072
   Prepaid expenses and other current assets                140             179
                                                    -----------    ------------
      Total current assets                                3,325           4,007
Property and equipment, net                                 105             131
                                                    -----------    ------------
     Total assets                                   $     3,430    $      4,138
                                                    ===========    ============

LIABILITIES  AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
   Current portion of long-term debt                $       325    $        837
   Accounts payable                                         817             900
   Accrued salaries                                          69              71
   Accrued legal fees                                       781             756
   Purchase order commitments                               680           1,130
   Accrued payroll and sales tax payable                     30             212
   Accrued warranty                                          46              59
   Other accrued liabilities                                207              81
                                                    -----------    ------------
      Total current liabilities                           2,955           4,046
                                                    -----------    ------------

   Long-term debt, less current maturities                1,449           1,581
   Deferred credits                                         107             181
   Items subject to compromise:
   Manditorily redeemable preferred stock                 1,652           1,652
   Liabilities subject to compromise (Note 4)            12,244          11,555
                                                    -----------    ------------
         Total liabilities                               18,407          19,015
                                                    -----------    ------------

         COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' deficit: (Note 5)
   Common stock                                              67              67
   Additional paid-in capital                            35,844          35,844
   Accumulated deficit                                  (50,888)        (50,788)
                                                    -----------    ------------
      Total stockholders'  deficit                      (14,977)        (14,877)
                                                    -----------    ------------
     Total liabilities and stockholders' deficit    $     3,430    $      4,138
                                                    ===========    ============

* Condensed from audited financial statements

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     3 of 22

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended     Six Months Ended
                                                                    June 30               June 30
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
Revenue:
   Product sales                                              $  1,575   $  3,708   $  3,560   $  5,971
   Services                                                        236        300        434        507
                                                              --------   --------   --------   --------
     Total revenue                                               1,811      4,008      3,994      6,478
                                                              --------   --------   --------   --------
Cost of revenue
   Product sales                                                 1,242      2,978      2,647      5,403
   Services                                                        128        227        262        384
                                                              --------   --------   --------   --------
     Total cost of revenue                                       1,370      3,205      2,909      5,787
                                                              --------   --------   --------   --------

       Gross margin                                                441        803      1,085        691

Other costs and expenses (income)
   Selling, general and administrative                             307      1,235        775      1,740
   Research and development                                         43         18         88         50
   Interest expense (excluding contractual interest of $17
     and $14 not recognized in 2004 and 2003, respectively)         37        196         78        470
   Loss on extinguishment of debt                                    -          -          -        289
   Loss on reimbursement of employee services (net of
     reimbursement of $75 and $150)                                 15          -         30          -
   Other costs (income)                                             74        (21)        25       (150)
                                                              --------   --------   --------   --------
                                                                   476      1,428        996      2,399
                                                              --------   --------   --------   --------
Income (loss) before reorganization items                          (35)      (625)        89     (1,708)

Reorganization items (Note 6)                                       76        330        189        666
                                                              --------   --------   --------   --------
Net loss                                                          (111)      (955)      (100)    (2,374)
   Accretion on preferred stock                                      -         25          -         99
                                                              --------   --------   --------   --------
Net loss attributable to common stockholders                  $   (111)  $   (980)  $   (100)  $ (2,473)
                                                              ========   ========   ========   ========

Basic and diluted loss per common share                       $  (0.02)  $  (0.15)  $  (0.01)  $  (0.37)
                                                              ========   ========   ========   ========
Basic and diluted weighted average shares outstanding         $  6,706   $  6,706   $  6,706   $  6,706
                                                              ========   ========   ========   ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     4 of 22

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Six months ended
                                                                                June 30,
                                                                           -----------------
                                                                             2004      2003
                                                                           -------   -------
Cash flows from operating activities:
   Income (loss) before reorganization items                                    89    (1,708)
   Adjustments to reconcile income (loss) before reorganization items to net cash provided by (used in) operating activities:
     Write-off of debt financing costs                                           -       289
     Depreciation and amortization                                              41       555
     Change in deferred credits                                                (74)     (141)
     Provision (credit) for doubtful accounts                                  (24)       89
     Provision for excess and obsolete inventory                                 -       398
Changes in assets and liabilities:
   Cash on deposit with lender                                                  16      (117)
   Trade accounts receivable                                                  (202)     (428)
   Affiliate receivables                                                      (202)        -
   Other receivables                                                            60        (1)
   Inventories                                                                 730       248
   Other assets                                                                 39       (24)
   Accounts payable and accrued expenses                                        83     2,102
                                                                           -------   -------
Net cash provided by operating activities excluding reorganization items       556     1,262
                                                                           -------   -------
Cash flows from reorganization activities:
   Reorganization items, net                                                  (189)     (666)
   Gain on disposition of property and equipment                               (23)       (6)
   Proceeds from disposition of property                                        23         6
   Increase in liabilities, net                                                 27       440
                                                                           -------   -------
Net cash used in reorganization activities                                    (162)     (226)
                                                                           -------   -------
Cash flows from investing activities:
   Capital expenditures                                                        (14)       (0)
                                                                           -------   -------
Cash flows from financing activities:
   Net proceeds from issuance of debt                                            -     1,572
   Payments on loans payable and capital leases                               (645)   (2,183)
                                                                           -------   -------
Net cash used in financing activities                                         (645)     (611)
                                                                           -------   -------
Net increase (decrease) in cash and cash equivalents                          (265)      425
Cash and cash equivalents at beginning of period                               373         4
                                                                           -------   -------
Cash and cash equivalents at end of period                                 $   108   $   429
                                                                           =======   =======

Cash paid for:
   Interest                                                                $    51   $    58
   Taxes                                                                         -         -

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

Financial Statement Presentation.

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three and six months ended June 30, 2004 and 2003. Certain information and footnote disclosures have been condensed or omitted pursuant to such regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-K for the year ended December 31, 2003. The accompanying financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

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

                                     6 of 22

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

      There is no assurance that the Company will be successful in obtaining confirmation of their Plan of Reorganization. If it is not, liquidation of the Company's assets would most likely ensue. If the Company does emerge from Chapter 11, there is no assurance that our operations will be profitable and cash flow positive; in the alternative, the scope of operations could be severely curtailed or discontinued entirely. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents. We had $328 and $312 classified as "cash on deposit with lender" at December 31, 2003 and June 30, 2004, respectively, representing cash on-hand in a lockbox account under the control of the Company's DIP lender.

Minority Interest

In the absence of a commitment by minority shareholders to fund losses in excess of their equity, such losses have been attributed to the Company.

                                     7 of 22

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

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. During the second quarter of 2004 purchases from Radiance Electronics, Ansen Corporation, and Video Display Corporation accounted for 23%, 20%, and 12%, respectively, of the Company's total purchases of material.

The balance due Ansen was approximately $680 at June 30, 2004 and $1,130 at December 31, 2003; and such balance is included in "Purchase order commitments" on the balance sheets.

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $2 and $0 for the three and six months ended June 30, 2004 and 2003, respectively.

Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share," requires a reconciliation of the numerator and denominator of the basic net income (loss) per share computation to the numerator and denominator of the diluted net income (loss) per share computation. There were no dilutive instruments for the three and six month period ending June 30, 2004 or 2003.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Boundless in the first quarter of fiscal 2006, beginning on January 1, 2006. Boundless is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to

                                     8 of 22
have a material impact.

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

                                                        June 30,    December 31,
                                                        ---------   ------------
                                                          2004          2003
                                                        ---------   ------------
Raw materials and purchased components                  $   1,951   $     2,843
Finished goods                                                117           135
Manufacturing inventory reserves                           (1,066)       (1,242)
Service parts                                                 340           336
                                                        ---------   -----------
                                                        $   1,342   $     2,072
                                                        =========   ===========

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

                                     9 of 22

At June 30, 2004 and December 31, 2003, the Company had liabilities and other items subject to compromise of approximately $13,896 and $13,207 which consisted of the following:

                                                         June 30,   December 31,
                                                        ---------   ------------
                                                           2004         2003
                                                        ---------   ------------
Liabilities:
Accounts payable                                        $  10,222   $     9,971
Convertible notes payable, principally related to
  prior separation agreements                                 965           965
Accrued salaries                                              397           397
Accrued warranty                                              222           222
Capital lease obligations                                     438             -
                                                        ---------   -----------
                                                           12,244        11,555

Other:
Manditorily redeemable preferred stock                      1,652         1,652
                                                        ---------   -----------
                                                        $  13,896   $    13,207
                                                        =========   ===========

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

      5.    Stockholders' Deficit

At June 30, 2004 and December 31, 2003 stockholders' deficit consisted of the following:

                                                         June 30,   December 31,
                                                        ------------------------
                                                          2004          2003
                                                        ---------   ------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                               $       -   $         -
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding           67            67
Additional paid-in capital                                 35,844        35,844
Accumulated deficit                                       (50,888)      (50,788)
                                                        ---------   -----------
     Total stockholders' deficit                        $ (14,977)  $   (14,877)
                                                        =========   ===========

      6.    Reorganization Expenses

Reorganization expenses were as follows:

                                                            Six months ended
                                                                 June 30,
                                                        ------------------------
                                                           2004         2003
                                                        ---------   ------------
Professional fees                                       $      28   $       634
United States District Court fees                              16            17
Facility relocation expenses                                  168            21
Gain on the disposition of building and equipment             (23)           (6)
                                                        ---------   -----------
                                                        $     189   $       666
                                                        =========   ===========

      7.    Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added

                                    10 of 22
resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the quarter ended June 30, 2004, the Company had two customers representing 12% and 10%, respectively revenue. For the quarter ended June 30, 2003 one customer contributed 39% of revenues.

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

Three and six months ended June 30, 2004 and 2003

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

Net revenue from the Company's repairs and spare parts business for the quarter ended June 30, 2004 was $173 as compared to $300 for the quarter ended June 30, 2003. Year-to-date repairs and spare parts revenue was $352 in 2004 versus $507 in 2003.

Agilysis and 1st Solutions contributed 12.3% and 9.8%, respectively, of total revenues during the second quarter of 2004. Hewlett Packard contributed 39% of the Company's total

                                    11 of 22
revenue in the quarter ended June 30, 2003.

Gross Margin - Gross margin for the three months ended June 30, 2004 were $441 (24% of revenue), as compared to gross margin of $803 (20% of revenue) for the comparable period in 2003. The decline in gross margin is directly attributable to the decline in revenue. Gross margin for the six months ended June 30, 2004 were $1,085 (27% of revenue) as compared to $691 (11% of revenue) for the comparable period in 2003.

Total Operating Expenses - For the quarter ended June 30, 2004, operating expenses, excluding interest expense and reorganization expenses, were $350 (19% of revenue), compared to expenses for the second quarter of 2003 of $1,253 (31% of revenue). For the six months ended June 30, 2004, operating expenses were $863 (22% of revenue) compared to expenses in the comparable period in 2003 of $1,790 (28% of revenue).

Loss on reimbursement of employee services - Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which will own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. For the quarter ended June 30, 2004, the Company charged UCSI $75 and incurred estimated expenses of $90, resulting in a loss on reimbursement of employee services of $15. For the six months ended June 30, 2004, the loss on reimbursement of employee services was $30.

During the second quarter ended June 30, 2004, the Company recorded net reorganization expenses of $76, including $30 for professional fees and $46 associated with the Company's relocation of its manufacturing facility. For the second quarter of 2003 reorganization expenses were approximately $330, primarily for legal fees associated with the Company's bankruptcy filing. On a year-to-date basis reorganization expenses were $189 for the six months ended June 2004 compared to $666 for the comparable period in 2003.

Other Charges (Income) - The Company recorded charges of $74 during the quarter ended June 30, 2004 compared to income of $21 for the quarter ended June 30, 2003. Charges in the second quarter of 2004 include accruals of approximately $58 associated with the lease obligations of the Company's depot repair center in Illinois which the Company had decided to close. At that time, the Company's lease on the facility had 18 months remaining until expiration. On a year-to-date basis, other charges were $25 in 2004 compared to other income of $150 in 2003.

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

Net Loss - For the quarter ended June 30, 2004, the Company recorded a net loss of $111, compared to a net loss of $955 for the quarter ended June 30, 2003. The year-to-date loss in 2004 was $100 compared to $2,374 in 2003.

                                    12 of 22

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

Generally, under the Bankruptcy Code, most of a debtor's liabilities must be satisfied in full before the debtor's stockholders can receive any distribution on account of such shares. The rights and claims of various creditors and security holders will be determined by the confirmed plan of reorganization. Further, it is also likely that pre-petition unsecured claims against the Company will be substantially impaired in connection with the Company's reorganization. At this time we can make no prediction concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that the Company's presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future claims or investments in any Boundless security.

The Company is highly leveraged. As of December 31, 2003, the Company had a tangible net worth deficit of $14,877 and total liabilities of $19,015. As of June 30, 2004, the Company had a tangible net worth deficit of $14,977 and total liabilities of $18,407. The Company had a working capital deficit, inclusive of liabilities and other items subject to compromise, of approximately $13,526 as of June 30, 2004, compared to working capital deficit of $13,246 as of December 31, 2003. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

On the Effective Date, the Company shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Boundless Common Stock sufficient to provide Vision with 100% of the Boundless Common Stock issued and outstanding, or to be issued and outstanding, under the Plan (the "Vision Shares"). Such issuance of the Vision Shares shall be deemed to be in full satisfaction of the Vision Claim, which claim was $709, with accrued interest, at June 30, 2004.

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

At June 30, 2004, the Company had accrued approximately $781 for legal assistance

                                    13 of 22
throughout the bankruptcy period. As of December 31, 2005, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,430 as of the Effective Date. Upon application for payment pursuant to Sections 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

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

Net cash provided by operating activities during the six months ended June 30, 2004 was $556, principally related to net income before reorganization expenses of $89, reductions in inventories and cash on deposit with lenders of $730 and $16, respectively, increases in accounts payable and accrued expenses of $83, reductions in other receivables of $60, and reductions in other assets, principally prepaid expenses, of $39. In addition, non-cash expenses, principally depreciation and amortization were $41. This amount was offset by increases in receivables, including trade receivables and affiliate receivables of $404, decreases in deferred credits of $74, and non-cash credits of $24. Net cash provided by operating activities during the six months ended June 30, 2003 was $1,262, principally related to increases in accounts payable and accrued expenses of $2,102, decreases in inventories of $248 and non-cash charges of $398 for inventory reserves, $555 of depreciation and amortization, bad debt expense of $89 and $289 relating to the write-off of debt financing costs. These amounts were offset by a net loss before reorganization expenses of $1,708, increases in trade receivables of $428, decreases in deferred revenue of $141, increases in cash on deposit with lenders of $117, and increases in other assets of $24.

For the first six months of 2004 and 2003, net cash used in reorganization activities was $162 and $226, respectively. During the first six months of 2004 the Company incurred expenses of $168 in connection with the relocation of its manufacturing facility and $44 in professional fees. These expenses were offset by increases in liabilities of $27 and proceeds from the sale of excess assets of $23. During the first six months of 2003 professional fees, primarily for legal expenses were $651. This amount was offset by increases in liabilities of $440.

Net cash used in investing activities for the six months ended June 30, 2004, consisted of equipment purchases of $14.

During the first six months of 2004, net cash used in financing activities was $645, consisting of net payments to Valtec under the respective DIP financing agreements. Net payments to CIT and Valtec amounted to $611 during the six months ended June 30, 2003.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-Q, and are subject to various risks and uncertainties. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events or changed

                                    14 of 22
circumstances except as required to comply with the disclosure requirements of the federal securities laws.

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

                                    15 of 22

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    16 of 22

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

                                    17 of 22

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

                                    18 of 22

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

                                    19 of 22