Form 10-Q
period 2004-09-30
BOUNDLESS CORP
filed 2006-03-06
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2004. Comtemporaneously with the filing of this Quarterly Report, we are filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004. This Quarterly Report should be read in conjunction with our filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission.

                                                                                                      Page
                                                                                                       No.
                                                                                                      ----
Part I.  Financial Information

         Item 1. Financial Statements
                 Consolidated Condensed Balance Sheets as of September 30, 2004 (Unaudited)
                   and December 31, 2003                                                                3
                 Consolidated Condensed Statements of Operations for the three and nine months
                   ended September 30, 2004 and 2003 (Unaudited)                                        4
                 Consolidated Condensed Statements of Cash Flows for the nine months
                   ended September 30, 2004 and 2003 (Unaudited)                                        5
                 Notes to Consolidated Condensed Financial Statements (Unaudited)                       6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                       11

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                            16

         Item 4. Controls and Procedures                                                               16

Part II. Other Information

         Item 1. Legal Proceedings                                                                     18

         Item 6. Exhibits                                                                              19

Signature                                                                                              20


                                    2 of 23

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    September 30,      December 31,
                                                        2004               2003*
                                                    -------------      ------------
ASSETS                                               (unaudited)
Current assets:
  Cash and cash equivalents                          $        63       $       373
  Cash on deposit with lender                                388               328
  Trade accounts receivable, net                           1,240               912
  Affiliate receivables                                      134                --
  Other receivables                                           83               143
  Inventories (Note 3)                                     1,068             2,072
  Prepaid expenses and other current assets                  117               179
                                                     -----------       -----------
     Total current assets                                  3,093             4,007
Property and equipment, net (Note 4)                         104               131
                                                     -----------       -----------
    Total assets                                     $     3,197       $     4,138
                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
  Current portion of long-term debt                  $       340       $       837
  Accounts payable                                           836               900
  Accrued salaries                                            67                71
  Accrued legal fees                                         856               756
  Purchase order commitments                                 560             1,130
  Accrued payroll and sales tax payable                       29               212
  Accrued warranty                                            58                59
  Other accrued liabilities                                  144                81
                                                     -----------       -----------
     Total current liabilities                             2,890             4,046
                                                     -----------       -----------


  Long-term debt, less current maturities                  1,323             1,581
  Deferred credits                                            83               181
  Items subject to compromise:
  Manditorily redeemable preferred stock                   1,652             1,652
  Liabilities subject to compromise (Note 5)              12,239            11,555
                                                     -----------       -----------
         Total liabilities                                18,187            19,015
                                                     -----------       -----------

         COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' deficit: (Note 6)
  Common stock                                                67                67
  Additional paid-in capital                              35,844            35,844
  Accumulated deficit                                    (50,901)          (50,788)
                                                     -----------       -----------
     Total stockholders'  deficit                        (14,990)          (14,877)
                                                     -----------       -----------
    Total liabilities and stockholders' deficit      $     3,197       $     4,138
                                                     ===========       ===========

* Condensed from audited financial statements

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    3 of 23

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended                  Nine Months Ended
                                                                          September 30                       September 30
                                                                -----------------------------       -----------------------------

                                                                -----------       -----------       -----------       -----------
                                                                    2004              2003               2004              2003
                                                                -----------       -----------       -----------       -----------
Revenue:
  Product sales                                                 $     1,203       $     3,207       $     4,763       $     9,177
  Services                                                              209               254               643               762
                                                                -----------       -----------       -----------       -----------
    Total revenue                                                     1,412             3,461             5,406             9,939
                                                                -----------       -----------       -----------       -----------
Cost of revenue
  Product sales                                                         985             2,558             3,632             7,961
  Services                                                               92               212               354               596
                                                                -----------       -----------       -----------       -----------
    Total cost of revenue                                             1,077             2,770             3,986             8,557
                                                                -----------       -----------       -----------       -----------

     Gross margin                                                       335               691             1,420             1,382

Other costs and expenses (income)
  Selling, general and administrative                                   247               291             1,022             2,031
  Research and development                                               19                43               107                93
  Interest expense (excluding contractual interest of $16
    and $15 not recognized in 2004 and 2003, respectively)               21               192                99               662
  Loss on extinguishment of debt                                         --                --                --               289
  Loss on reimbursement of employee services (net of                                                                           --
    reimbursement of $75 and $225)                                       15                --                45                --
  Other income                                                          (40)              (30)              (15)             (180)
                                                                -----------       -----------       -----------       -----------
                                                                        262               496             1,258             2,895
                                                                -----------       -----------       -----------       -----------
Income (loss) before reorganization items                                73               195               162            (1,513)

Reorganization items (Note 7)                                            86               287               275               953
                                                                -----------       -----------       -----------       -----------
Net loss                                                                (13)              (92)             (113)           (2,466)
  Accretion on preferred stock                                           --                --                --                99
                                                                -----------       -----------       -----------       -----------
Net loss attributable to common stockholders                    $       (13)      $       (92)      $      (113)      $    (2,565)
                                                                ===========       ===========       ===========       ===========

Basic and diluted loss per common share                         $     (0.00)      $     (0.01)      $     (0.02)      $     (0.38)
                                                                ===========       ===========       ===========       ===========

Basic and diluted weighted average shares outstanding                 6,706             6,706             6,706             6,706
                                                                ===========       ===========       ===========       ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    4 of 23

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                              -----------------------------

                                                                                  2004              2003
                                                                              -----------       -----------
Cash flows from operating activities:
  Income (loss) before reorganization items                                           162            (1,513)
  Adjustments to reconcile income (loss) before reorganization items to net cash provided by (used in) operating activities:
    Write-off of debt financing costs                                                  --               289
    Depreciation and amortization                                                      42               682
    Change in deferred credits                                                        (98)             (189)
    Provision (credit) for doubtful accounts                                          (24)              159
    Provision for excess and obsolete inventory                                        --               398
Changes in assets and liabilities:
  Cash on deposit with lender                                                         (60)             (677)
  Trade accounts receivable                                                          (304)               99
  Affiliate receivables                                                              (134)               --
  Other receivables                                                                    60               416
  Inventories                                                                       1,004               122
  Other assets                                                                         62               (12)
  Accounts payable and accrued expenses                                               (76)            1,653
                                                                              -----------       -----------
Net cash provided by operating activities excluding reorganization items              634             1,427
                                                                              -----------       -----------
Cash flows from reorganization activities:
  Reorganization items, net                                                          (275)             (953)
  Gain on disposition of property and equipment                                       (23)              (54)
  Proceeds from disposition of property                                                23                90
  Increase in liabilities, net                                                        100               452
                                                                              -----------       -----------
Net cash used in reorganization activities                                           (175)             (465)
                                                                              -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                                                (14)               --
                                                                              -----------       -----------
Cash flows from financing activities:
  Net proceeds from issuance of debt                                                   --             1,572
  Payments on loans payable and capital leases                                       (755)           (2,267)
                                                                              -----------       -----------
Net cash used in financing activities                                                (755)             (695)
                                                                              -----------       -----------
Net increase (decrease) in cash and cash equivalents                                 (310)              267
Cash and cash equivalents at beginning of period                                      373                 4
                                                                              -----------       -----------
Cash and cash equivalents at end of period                                    $        63       $       271
                                                                              ===========       ===========

Cash paid for:
  Interest                                                                    $        72       $        96
  Taxes                                                                                --                --

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

Financial Statement Presentation.

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three and nine months ended September 30, 2004 and 2003. Certain information and footnote disclosures have been condensed or omitted pursuant to such regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-K for the year ended December 31, 2003. The accompanying financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

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


                                    6 of 23

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

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents. We had $328 and $388 classified as "cash on deposit with lender" at December 31, 2003 and September 30, 2004, respectively, representing cash on-hand in a lockbox account under the control of the Company's DIP lender.

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

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. During the third quarter of 2004 purchases from Radiance Electronics and Ansen Corporation accounted for 35% and 24%, respectively, of the Company's total purchases of material.

The balance due Ansen was approximately $560 at September 30, 2004 and $1,130 at December 31, 2003; and such balance is included in "Purchase order commitments" on the balance sheets.

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $0 and $2 for the three and nine months ended September 30, 2004. The Company did not record advertising expense during the first nine months of 2003.

Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share," requires a reconciliation of the numerator and denominator of the basic net income (loss) per share computation to the numerator and denominator of the diluted net income (loss) per share computation. There were no dilutive instruments for the three and nine month period ending September 30, 2004 and 2003.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Boundless in the first quarter of fiscal 2006, beginning on January 1, 2006. Boundless is currently evaluating the effect that the adoption of SFAS 151 will have on its


                                    8 of 23
consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

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


                                                  September 30,    December 31,
                                                  -------------    ------------
                                                      2004             2003
                                                  ------------     ------------
Raw materials and purchased components            $      1,645     $      2,843
Finished goods                                             113              135
Manufacturing inventory reserves                        (1,027)          (1,242)
Service parts                                              337              336
                                                  ------------     ------------
                                                  $      1,068     $      2,072
                                                  ============     ============

4. Property and equipment

Sale of facility

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


                                    9 of 23
which gain includes approximately $150, representing the fair market rental value of the premises for the one-year rent-free period.

Depreciation expense for the nine months ending September 30, 2004 and 2003 was $42 and $636, respectively. The Company recorded repairs and maintenance expenses of $3 and $14 for the nine months ended March 31, 2004 and 2003.

      5. Liabilities and Other Items Subject to Compromise

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

At September 30, 2004 and December 31, 2003, the Company had liabilities and other items subject to compromise of approximately $13,891 and $13,207 which consisted of the following:

                                                     September 30,   December 31,
                                                     -------------   ------------
                                                         2004            2003
                                                     ------------    ------------
Liabilities:
Accounts payable                                     $     10,217    $      9,971
Convertible notes payable, principally related to
  prior separation agreements                                 965             965
Accrued salaries                                              397             397
Accrued warranty                                              222             222
Capital lease obligations                                     438              --
                                                     ------------    ------------
                                                           12,239          11,555
Other:
Manditorily redeemable preferred stock                      1,652           1,652
                                                     ------------    ------------
                                                     $     13,891    $     13,207
                                                     ============    ============

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

      6. Stockholders' Deficit

At September 30, 2004 and December 31, 2003 stockholders' deficit consisted of the following:


                                    10 of 23

                                                        September 30,    December 31,
                                                        -----------------------------
                                                            2004              2003
                                                        ------------     ------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                               $         --     $         --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding              67               67
Additional paid-in capital                                    35,844           35,844
Accumulated deficit                                          (50,901)         (50,788)
                                                        ------------     ------------
     Total stockholders' deficit                        $    (14,990)    $    (14,877)
                                                        ============     ============

      7. Reorganization Expenses

Reorganization expenses were as follows:

                                                               Nine months ended
                                                                 September 30,
                                                        -----------------------------
                                                            2004             2003
                                                        ------------     ------------
Professional fees                                       $        103     $        950
United States District Court fees                                 19               24
Facility relocation expenses                                     176               33
Gain on the disposition of building and equipment                (23)             (54)
                                                        ------------     ------------
                                                        $        275     $        953
                                                        ============     ============

      8. Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. For the quarter ended September 30, 2004, the Company had two customers representing 20% and 11%, respectively revenue. For the quarter ended September 30, 2003 two customers contributed 33% and 27%, respectively, of revenues.

      9. Litigation and Contingencies

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


                                    11 of 23

Three and nine months ended September 30, 2004 and 2003

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

Ingram Micro and Jetstar contributed 20% and 11%, respectively, of total revenues for the quarter ending September 30, 2004. Hewlett Packard and NCR were the most significant customers of the Company for the quarter ended September 30, 2003, contributing 33% and 27%, respectively, of total revenue.

Gross Margin - Gross margin for the three and nine months ended September 30, 2004 were $335 (23.7% of revenue) and $1,420 (26.3% of revenue) respectively, as compared to gross margin of $691 (20% of revenue) for the third quarter of 2003 and $1,382 (14% of revenue) for the nine months ended September 30, 2003.

Total Operating Expenses - For the quarter ended September 30, 2004, operating expenses, excluding interest expense and reorganization expenses, decreased 20% to $266 (19% of revenue), compared to expenses for the third quarter of 2003 of $334 (10% of revenue). For the nine months ended September 30, 2004, operating expenses were $1,129 (21% of revenue) compared to expenses in the comparable period in 2003 of $2,124 (21% of revenue).

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

Net reorganization expenses were $86 and $275 for the three and nine months ended September 30, 2004, respectively, as compared to expenses of $287 and $953 for the three and nine months ended September 30, 2003. Of the $86 recognized during the third quarter of 2004, $75 represented legal expenses. During the third quarter of 2003, the Company recognized gains of $48 from the sale of excess assets and for the nine-month period the Company incurred $974 representing legal fees and fees due the U.S. Trustee administering the bankruptcy case.

Other Income - The Company recorded income of $40 during the quarter ended September 30,


                                    12 of 23

2004 compared to income of $30 for the quarter ended September 30, 2003. Other income in the third quarter of 2004 is composed of the partial reversal of previously accrued expenses, originally in the amount of approximately $58, and recorded during the second quarter of 2004 in connection with the Company's decision to shut down its leased depot repair center in Illinois. During the third quarter of 2004 the Company reached agreement with the landlord of the Illinois facility releasing the Company from the then remaining obligations under the lease. Other income in 2003 includes $26 related to premium returns on the Company's workers' compensation insurance. On a year-to-date basis, other income was $15 in 2004 compared to other income of $180 in 2003.

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

The Company is highly leveraged. As of December 31, 2003, the Company had a tangible net worth deficit of $14,877 and total liabilities of $19,015. As of September 30, 2004, the Company had a tangible net worth deficit of $14,990 and total liabilities of $18,187. The Company had a working capital deficit, inclusive of liabilities and other items subject to compromise, of approximately $13,688 as of September 30, 2004, compared to working capital deficit of $13,246 as of December 31, 2003. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

On the Effective Date, the Company shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Boundless Common Stock sufficient to provide Vision with 100% of the Boundless Common Stock issued and outstanding, or to be issued and


                                    13 of 23
outstanding, under the Plan (the "Vision Shares"). Such issuance of the Vision Shares shall be deemed to be in full satisfaction of the Vision Claim, which claim was $724, with accrued interest, at September 30, 2004.

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

At September 30, 2004, the Company had accrued approximately $856 for legal assistance throughout the bankruptcy period. As of December 31, 2005, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,430 as of the Effective Date. Upon application for payment pursuant to ss.ss. 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

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

Net cash provided by operating activities during the nine months ended September 30, 2004 was $634, principally related to net income before reorganization expenses of $162, reductions in inventories and other receivables of $1,004 and $60, respectively, and reductions in other assets, principally prepaid expenses, of $62. In addition, non-cash expenses, principally depreciation and amortization were $42. These items were offset by increases in receivables, including trade receivables and affiliate receivables of $438, increases in cash on deposit with lenders of $60, decreases in deferred credits of $98, decreases in accounts payable and accrued expenses of $76 and non-cash credits of $24. Net cash provided by operating activities during the nine months ended September 30, 2003 was $1,427, principally related to increases in accounts payable and accrued expenses of $1,653, decreases in inventories of $122, other receivables of $416, and trade receivables of $99. In addition, during the nine months ended September 30, 2003, the Company


                                    14 of 23
recorded non-cash charges of $398 for inventory reserves, $682 of depreciation and amortization, bad debt expense of $159 and $289 relating to the write-off of debt financing costs. Net cash provided from operating activities during the first three quarters of 2003 were reduced by a net loss before reorganization expenses of $1,513, increases in cash on deposit with lenders of $677, and decreases in deferred revenues of $189.

For the first nine months of 2004 and 2003, net cash used in reorganization activities was $175 and $465, respectively. During the first nine months of 2004 the Company incurred expenses of $176 in connection with the relocation of its manufacturing facility and $122 in professional fees. These expenses were offset by increases in liabilities of $100 and proceeds from the sale of excess assets of $23. During the first nine months of 2003 professional fees, primarily for legal expenses were $974 and relocation expenses were $32. These items were offset by increases in liabilities of $452 and cash proceeds from the disposition of assets of $90.

Net cash used in investing activities for the nine months ended September 30, 2004, consisted of equipment purchases of $14.

During the first nine months of 2004, net cash used in financing activities was $755, consisting of net payments to Valtec under the respective DIP financing agreement. Net payments to CIT and Valtec amounted to $695 during the nine months ended September 30, 2003.

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

      The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of its business include, but are not limited to, the following: changes in spending patterns; changes in overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in tax laws; the Company's ability to hire, train and retain a consistent supply of reliable and effective participants in its marketing operations; general economic, business and social


                                    15 of 23
conditions in the United States; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to the Company; actions that may be taken by creditors with respect to the Company's obligations that are subject to default proceedings; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on the Company's ability to conduct its own business operations.

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures


                                    16 of 23
as of September 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                    18 of 23

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