Form 10-Q
period 2005-03-31
BOUNDLESS CORP
filed 2006-03-08
CIK 837472

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

Yes | | No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                                 Yes | | No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes | | No |X|

As of February 28, 2006, the Registrant had approximately 6,705,613 shares of Common Stock, $.01 par value per share outstanding.

                                    1 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                                      INDEX


                                                                                                     Page
                                                                                                      No.
                                                                                                     ----
Part I.   Financial Information

          Item 1.     Financial Statements
                      Consolidated Condensed Balance Sheets as of March 31, 2005 (Unaudited)
                        and December 31, 2004                                                           3
                      Consolidated Condensed Statements of Operations for the three months ended
                        March 31, 2005 and 2004 (Unaudited)                                             4
                      Consolidated Condensed Statements of Cash Flows for the three months
                        ended March 31, 2005 and 2004 (Unaudited)                                       5
                      Notes to Consolidated Condensed Financial Statements (Unaudited)                  6

          Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                                  12

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk                       17

          Item 4.     Controls and Procedures                                                          18

Part II.  Other Information

          Item 1.     Legal Proceedings                                                                19

          Item 6.     Exhibits                                                                         20

Signature                                                                                              21


                                    2 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                           March 31,    December 31,
                                                             2005           2004*
                                                         -----------    ------------
ASSETS                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                $     30       $    124
  Cash on deposit with lender                                    30            271
  Trade accounts receivable, net                              1,034          1,150
  Affiliate receivables                                         103             92
  Other receivables                                             135            117
  Inventories (Note 3)                                        1,164          1,094
  Prepaid expenses and other current assets                     154             59
                                                           --------       --------
     Total current assets                                     2,650          2,907
Property and equipment, net (Note 4)                            102            103
                                                           --------       --------
    Total assets                                           $  2,752       $  3,010
                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
  Current portion of long-term debt                        $    411       $    350
  Accounts payable                                               40             44
  Accrued salaries                                               71             86
  Accrued legal fees                                          1,104          1,029
  Purchase order commitments                                    482            561
  Accrued payroll and sales tax payable                          30             30
  Accrued warranty                                               32             18
  Other accrued liabilities                                     162            157
                                                           --------       --------
     Total current liabilities                                2,332          2,275
                                                           --------       --------

  Long-term debt, less current maturities                       650            953
  Deferred credits                                               66             65
  Items subject to compromise:
  Manditorily redeemable preferred stock                      1,652          1,652
  Liabilities subject to compromise (Note 5)                 12,977         12,970
                                                           --------       --------
         Total liabilities                                   17,677         17,915
                                                           --------       --------

         COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' deficit: (Note 6)
  Common stock                                                   67             67
  Additional paid-in capital                                 35,844         35,844
  Accumulated deficit                                       (50,836)       (50,816)
                                                           --------       --------
     Total stockholders'  deficit                           (14,925)       (14,905)
                                                           --------       --------
    Total liabilities and stockholders' deficit            $  2,752       $  3,010
                                                           ========       ========

*     Condensed from audited financial statements

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     3 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended
                                                                    March 31
                                                              ---------------------
                                                              --------     --------
                                                                  2005         2004
                                                              --------     --------
Revenue:
  Product sales                                               $  1,444     $  1,985
  Services                                                         171          198
                                                              --------     --------
    Total revenue                                                1,615        2,183
                                                              --------     --------
Cost of revenue
  Product sales                                                  1,125        1,405
  Services                                                          74          134
                                                              --------     --------
    Total cost of revenue                                        1,199        1,539
                                                              --------     --------

     Gross margin                                                  416          644

Other costs and expenses (income)
  Selling, general and administrative                              246          468
  Research and development                                          56           45
  Interest expense (excluding contractual interest of $16
    and $15 not recognized in 2005 and 2004, respectively)          38           41
  Loss on reimbursement of employee services (net of
    reimbursement of $30 and $75)                                    5           15
  Other income                                                      (5)         (49)
                                                              --------     --------
                                                                   340          520
                                                              --------     --------
Income before reorganization items                                  76          124

Reorganization items (Note 7)                                       96          113
                                                              --------     --------
Net income (loss)                                             $    (20)    $     11
                                                              ========     ========

Basic and diluted income (loss) per common share              $     --     $     --
                                                              ========     ========

Basic and diluted weighted average shares outstanding            6,706        6,706
                                                              ========     ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    4 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Three months ended
                                                                                  March 31,
                                                                            ---------------------

                                                                              2005         2004
                                                                            --------     --------
Cash flows from operating activities:
  Income before reorganization items                                              76          124
  Adjustments to reconcile income before reorganization items to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                  1           32
    Change in deferred credits                                                     2          (42)
    Provision credit for doubtful accounts                                        --          (24)
 Changes in assets and liabilities:
    Cash on deposit with lender                                                  241          167
    Trade accounts receivable                                                    115         (456)
    Affiliate receivables                                                        (11)         (98)
    Other receivables                                                            (18)         (16)
    Inventories                                                                  (70)         498
    Other assets                                                                 (94)         (35)
    Accounts payable and accrued expenses                                        (73)         185
                                                                            --------     --------
Net cash provided by operating activities excluding reorganization items         169          335
                                                                            --------     --------
Cash flows from reorganization activities:
  Reorganization items, net                                                      (96)        (113)
  Gain on disposition of property and equipment                                   --          (23)
  Proceeds from disposition of property                                           --           23
  Increase in liabilities, net                                                    75            4
                                                                            --------     --------
Net cash used in reorganization activities                                       (21)        (109)
                                                                            --------     --------
Cash flows from investing activities:
  Capital expenditures                                                            --          (14)
                                                                            --------     --------
Cash flows from financing activities:
  Net proceeds from issuance of debt                                           1,690           --
  Payments on loans payable and capital leases                                (1,932)        (519)
                                                                            --------     --------
Net cash used in financing activities                                           (242)        (519)
                                                                            --------     --------
Net decrease in cash and cash equivalents                                        (94)        (307)
Cash and cash equivalents at beginning of period                                 124          373
                                                                            --------     --------
Cash and cash equivalents at end of period                                  $     30     $     66
                                                                            ========     ========

Cash paid for:
  Interest                                                                  $     29     $     27
  Taxes                                                                           --           --


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    5 of 24

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

Financial Statement Presentation.

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three months ended March 31, 2005 and 2004. Certain information and footnote disclosures have been condensed or omitted pursuant to such regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-K for the year ended December 31, 2004. The accompanying financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

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

                                     6 of 24

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

      2. Summary of Certain Accounting Policies

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these consolidated financial statements are the same as those described in the December 31, 2004 consolidated financial statements.

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents. We had $271 and $30 classified as "cash on deposit with lender" at December 31, 2004 and March 31, 2005, respectively, representing cash on-hand in a lockbox account under the control of the Company's DIP lender.

                                    7 of 24

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

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. For the quarter ended March 31, 2005, purchases from Radiance Electronics, Ansen Corporation, and Video Display Corporation accounted for approximately 38%, 19%, and 11%, respectively, of total purchases. During the first quarter of 2004 purchases from Ansen Corporation, Radiance Electronics, and Video Display Corporation accounted for 40%, 25%, and 13%, respectively, of the Company's total purchases of material.

The balance due Ansen was approximately $482 and $561 at March 31, 2005 and December 31, 2004, respectively; and such balance is included in "Purchase order commitments" on the balance sheets.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to

                                    8 of 24

Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As amended by an SEC pronouncement, SFAS 123R is effective with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will not have a material impact on the Company's consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. However, the Company's Plan of Reorganization, if approved by the Bankruptcy Court, contemplates that all existing equity securities of the Company, including options and warrants to purchase the Company's common stock, will be cancelled as of the effective date of the Company's reorganization.

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

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and is required to be adopted by Boundless in the first quarter of fiscal 2006. Boundless is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Boundless in the first quarter of fiscal 2006. Boundless is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the "Directive"), which was adopted by the European Union ("EU"). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is

                                    9 of 24
replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which we have significant operations. Boundless is currently evaluating the effect that the adoption of FSP 143-1 will have on its consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries.

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

                                               March 31,      December 31,
                                             -------------    -------------
                                                  2005             2004
                                             -------------    -------------
Raw materials and purchased components       $       1,526    $       1,584
Finished goods                                         143              126
Manufacturing inventory reserves                      (826)            (935)
Service parts                                          321              319
                                             -------------    -------------
                                             $       1,164    $       1,094
                                             =============    =============

      4. Property and equipment

Property and equipment consists of the following:

                                                    March 31,      December 31,
                                                  ------------------------------
                                                       2005             2004
                                                  -------------    -------------
Buildings and improvements                        $          14    $          14
Machinery and equipment                                   6,505            6,505
                                                  -------------    -------------
                                                          6,519            6,519
Less accumulated depreciation and amortization            6,417            6,416
                                                  -------------    -------------
                                                  $         102    $         103
                                                  =============    =============

Depreciation expense for the quarter ending March 31, 2005, was $1 as compared to $32 during the quarter ended March 31, 2004. The Company recorded repairs and maintenance expenses of $1 and $0 for the quarters ended March 31, 2005 and 2004.

The Company discontinued recording depreciation expense on its machinery and equipment in the first quarter of 2005 as those assets had reached their estimated salvage value.

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

                                    10 of 24

At March 31, 2005 and December 31, 2004, the Company had liabilities and other items subject to compromise of approximately $14,629 and $14,622 which consisted of the following:

                                                         March 31,      December 31,
                                                       -------------    -------------
                                                            2005             2004
                                                       -------------    -------------
Liabilities:
Accounts payable                                       $      10,955    $      10,948
Convertible notes payable, principally related to
  prior separation agreements                                    965              965
Accrued salaries                                                 397              397
Accrued warranty                                                 222              222
Capital lease obligations                                        438              438
                                                       -------------    -------------
                                                              12,977           12,970
Other:
Manditorily redeemable preferred stock                         1,652            1,652
                                                       -------------    -------------
                                                       $      14,629    $      14,622
                                                       =============    =============

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

      6. Stockholders' Deficit

At March 31, 2005 and December 31, 2004 stockholders' deficit consisted of the following:

                                                         March 31,      December 31,
                                                       ------------------------------
                                                            2005             2004
                                                       -------------    -------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                              $          --    $          --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding              67               67
Additional paid-in capital                                    35,844           35,844
Accumulated deficit                                          (50,836)         (50,816)
Accumulated other comprehensive loss                              --               --
                                                       -------------    -------------
     Total stockholders' deficit                       $     (14,925)   $     (14,905)
                                                       =============    =============

      7. Reorganization Expenses

Reorganization expenses were as follows:

                                                     Three months ended
                                                         March 31,
                                               ------------------------------
                                                    2005             2004
                                               -------------    -------------
Professional fees                              $          75    $           4
United States District Court fees                          6                9
Facility relocation expenses                              10              123
Other expenses                                             5               --
Gain on the disposition of equipment                      --              (23)
                                               -------------    -------------
                                               $          96    $         113
                                               =============    =============


                                    11 of 24

      8. Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. The Company had one customer representing 24% of revenues during the first quarter ended March 31, 2005; and five other customers representing individually between 5% and 7% of revenues for the same period. For the quarter ended March 31, 2004, the Company had one customer representing 34% of revenue and two customers representing 8% and 9%, respectively of revenues.

      9. Litigation and Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably. See Part II-Other Information, Item 1. Legal Matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

Revenue - Revenue for the quarter ended March 31, 2005 was $1,615 as compared to $2,183 for the quarter ended March 31, 2004.

Sales of the Company's General Display Terminals were $1,444 for the quarter ended March 31, 2005 compared to $1,985 for the quarter ended March 31, 2004. During 2003, Hewlett Packard announced the discontinuation of sales of its General Display Terminal, sourced from the Company, in favor of technologically newer desktop terminal devices. As a result of this transition, Hewlett Packard's purchases during the first quarter of 2004 included the acquisition of product quantities sufficient to meet its then current needs, as well as its near-term projected needs during the product transition period. For the first quarter of 2004, purchases from Hewlett Packard amounted to approximately $748 as compared to purchases of approximately $143 for the first quarter of 2005.

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

The Company  anticipates sales of its General Display Terminals will continue to
decline  as  customers   transition  to  newer   technologies   with   graphical
capabilities.

Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), were $4 for the quarter ended March 31, 2005, as compared to $18 in the comparable quarter of 2004. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc. ("Vision"). The Company's Plan of Reorganization, assuming approval by the Bankruptcy Court, contemplates that Vision will own 100% of the Company, and will receive this ownership in settlement of the $650 note

                                    12 of 24
payable due to him plus accrued interest of $103. Mr. Smith currently owns approximately 15% of the outstanding common stock of the Company.

Net revenue from the Company's repairs and spare parts business for the quarter ended March 31, 2005 was $166 as compared to $179 for the quarter ended March 31, 2004. This revenue includes the sale of spare parts, repair of product outside of the warranty period, and the sale of multi-year warranty contracts. Historically, customer service revenue has been driven from the sales of the Company's text terminal products.

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

During the first quarter of 2005, Ingram Micro contributed 24% of total revenues. Hewlett-Packard contributed 34% of the Company's revenue in the quarter ended March 31, 2004.

Gross Margin - The Company recorded gross margin for the three months ended March 31, 2005 of $416 (25.7% of revenue) compared to gross margin of $644 (29.5% of revenue) for the first quarter of 2004. The decrease in total gross margin as a percentage of revenue is attributable to the reduction in the Company's revenue without a corresponding reduction in the Company's manufacturing overhead expenses, which expenses include fixed costs such as rent for the manufacturing facility. Manufacturing overhead expenses in the first quarter of 2005 were $259, or 16% of revenue, as compared to $263, or 12% of revenue, for the first quarter of 2004.

Total Operating Expenses - For the quarter ended March 31, 2005, operating expenses, excluding interest expense and reorganization expenses associated with the Company's bankruptcy filing, decreased 41% to $302 (19% of revenue), compared to expenses for the first quarter of 2004 of $513 (23% of revenue).

The decrease in total operating expenses is attributable to layoffs and other expense control activities implemented by the Company in order to align its expense structure with its revenue. These layoffs included the elimination of senior management, including the Company's chief executive officer, and a restructuring of the Company's sales group.

Loss on reimbursement of employee services - Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which will own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. For the quarter ending March 31, 2005, the Company charged UCSI $30 and incurred expenses of $35, resulting in a loss on reimbursement of $5. For the first quarter of 2004 the Company charged UCSI $75 and incurred estimated expenses of $90, resulting in a loss on reimbursement of employee services of $15.

Other income - Other income for the quarter ended March 31, 2005 was $5 compared to income of $49 for the period ended March 31, 2004. Other income recorded in 2004 includes $12 relating to return of premiums against the Company's workers' compensation insurance due to a reduction in the Company's experience rating. For the first quarter of 2004 the Company reversed bad debt reserves against its receivables in an amount of approximately $24. No reserve or accrual was recorded during the first quarter of 2005. The Company reviews its account receivable balances monthly to assess its estimate of the collectability of such accounts. The Company utilizes ratios based on its historical

                                    13 of 24
experience, as well as management's judgment, in its assessment.

Interest Expense - Interest expense for the quarter ended March 31, 2005 was $38 compared to $41 for the comparable period in 2004. In connection with the bankruptcy filing, during the quarter ended March 31, 2003, the Company obtained debtor-in-possession ("DIP") financing with Valtec Capital, LLC. At March 31, 2004, the balance owed Valtec was approximately $1,249, and carried an interest rate of 8% per annum. In January 2005, the Company replaced the Valtec Capital DIP financing with DIP financing provided by Entrepreneur Growth Capital, LLC ("EGC"). At March 31, 2005, the balance due EGC was $411, and carried an interest rate of the prime rate plus 6%. In addition, in June 2003 the Bankruptcy Court authorized the Company to secure $650 of junior secured DIP financing from Vision. The Vision DIP financing carries interest at 8% per annum.

Reorganization Expenses - During the first quarter of 2005 the Company recorded reorganization expenses of $96, primarily for legal fees incurred in the bankruptcy. For the quarter ended March 31, 2004, reorganization expenses were $113, which amount included approximately $123 related to expenses associated with the Company's relocating its manufacturing operations to Farmingdale, New York. In addition, the Company recognized $23 from the sale of excess assets.

Income Tax Expense/Credit - For the first quarter of 2005 and 2004 the Company did not record income tax expense or credit against the recorded results. The Company recorded no income tax benefit for the quarter ended March 31, 2005, based on the Company's estimate of its annual effective income tax rate to be zero. For annual reporting purposes, the Company has provided a 100% valuation allowance for its net deferred tax assets.

Net Income (Loss) - For the quarter ended March 31, 2005, the Company recorded a net loss of $20, compared to net income of $11 for the quarter ended March 31, 2004.

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

The Company is highly leveraged. As of December 31, 2004, the Company had a tangible net worth deficit of $14,905 and total liabilities of $17,915. As of March 31, 2005, the Company had a tangible net worth deficit of $14,925 and total liabilities of $17,677. The Company had a working capital deficit, inclusive of liabilities and other items subject to compromise, of approximately $14,311 as of March 31, 2005, compared to working capital deficit of $13,990 as of December 31, 2004. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

As of January 31, 2005, we entered into an agreement with our secured lender Valtec Capital, LLC, as assignee of Valtec Capital Corporation, a Nevada corporation (the "Prior Lender") to terminate our debtor-in-possession ("DIP") financing and to release their liens on our personal property. At the same time, we entered into another secured DIP

                                    14 of 24
financing agreement (the "EGC Agreement") with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property. As used herein, "we", "us" or "our" refers to Boundless Corporation and its subsidiaries collectively, or each such entity individually, as may be appropriate in accordance with the transaction documents filed as exhibits to this report.

In general, the EGC Agreement permits us to borrow up to 80% of our eligible accounts receivable. Under the EGC Agreement, the annual interest rate is 6% above the prime rate announced by Citibank, N.A. and we are required to pay a monthly service fee equal to three quarters of one percent (0.75%) of the face value of invoices assigned to EGC for the preceding month. The EGC Agreement requires us to pay minimum monthly interest of $7,500 even though our actual borrowings may result in a lesser interest charge. We are responsible for certain fees and fees for early termination of the facility. The maximum availability under the EGC Agreement is $1,000,000 and the term is one year.

In return for termination of the prior DIP financing we also agreed to pay the Prior Lenders a total of $100,000 for legal fees they incurred during our bankruptcy period. This amount is payable to the Prior Lenders on the date that our Plan of Reorganization becomes effective.

On the Effective Date, the Company shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Boundless Common Stock sufficient to provide Vision with 100% of the Boundless Common Stock issued and outstanding, or to be issued and outstanding, under the Plan (the "Vision Shares"). Such issuance of the Vision Shares shall be deemed to be in full satisfaction of the Vision Claim, which claim was $753, including accrued interest, at March 31, 2005.

The Company's Plan of Reorganization contemplates an annual payment of cash to holders of allowed unsecured claims (the "Claims"). The Company believes that these Claims aggregate approximately $14,586 at December 31, 2005. Holders of Claims shall receive their Pro Rata share of cash payments in an amount equal to 2% of annual revenues up to and including $7 million, on each of the first, second and third anniversary dates of the Effective Date; and cash payments in an amount equal to 4% of annual revenues exceeding $7 million, on each of the first, second and third anniversary dates of the Effective Date.

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

At March 31, 2005, the Company had accrued approximately $1,104 for legal assistance throughout the bankruptcy period. As of December 31, 2005, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,430 as of the Effective Date. Upon application for payment pursuant to Sections 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

Since it is anticipated that professional fees shall not be paid in full on the Effective Date, the Professionals (other than auditors) shall be granted a security interest upon all of the Company's assets, junior to the security interest thereon of EGC, but pari passu with the Vision security interest, if any. When the Professionals shall have been

                                    15 of 24
paid in full, the security interest in their favor shall be cancelled and be of no further force and effect.

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

Net cash provided by operating activities during the three months ended March 31, 2005 was $169, principally related to net income before reorganization expenses of $76, and reductions in cash on deposit with lenders of $241 and trade accounts receivable of $115. Net cash provided by operating activities during the first quarter of 2005 was reduced by increases in other assets, principally cash collateral, of $94, increases in inventory of $70 and increases in affiliate and other receivables of $29. In addition, accounts payable and accrued expenses decreased by $73. Net cash provided by operating activities during the three months ended March 31, 2004 was $335, principally related to net income before reorganization expenses of $124, reductions in inventories of $498, increases in accounts payable and accrued expenses of $185, reductions in cash on deposit with lenders of $167, and non-cash expenses, principally depreciation and amortization of $32. These amounts were offset by increases in trade accounts receivable of $456, increases in affiliate receivables of $98, decreases in deferred revenues of $42, and non-cash credits of $24.

For the first quarter of 2005, net cash used in reorganization activities was $21 as compared to $109 in the first quarter of 2004. Net cash used in 2005 includes $75 for legal fees incurred during the bankruptcy period, $10 incurred for facility relocation expenses and $6 of expenses associated with fees paid to the U.S. Trustee administering the bankruptcy case. These expenses were offset by increases in liabilities of $75. During the first quarter of 2004, the Company incurred $123 of expenses associated with the relocation of the Company's manufacturing facility, offset by cash proceeds of $23 from the disposition of excess assets.

Net cash used in investing activities for the three months ended March 31, 2004, consisted of equipment purchases of $14.

During the first quarters of 2005 and 2004, net cash used in financing activities was $242 and $519, respectively, consisting of net payments to EGC and Valtec under the respective DIP financing agreements.

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

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such

                                    16 of 24
words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business, the Company cannot absolutely predict or guarantee its future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2005 the Company's investments consisted of cash balances maintained in its corporate account with the JPMorganChase Bank.

All sales arrangements with international customers are denominated in U.S. dollars. These customers are permitted to elect payment of their next month's orders in local currency based on an exchange rate provided one month in advance from the Company. The Company does not use foreign currency forward exchange contracts or purchased currency

                                    17 of 24
options to hedge local currency cash flows or for trading purposes. Foreign currency transaction gains or losses have not been material to the Company's results of operations.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    18 of 24

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

An action was commenced by Kareem Mangaroo, employed by Boundless Technologies between February 1994 and April 1999 as a material handler ("Plaintiff"), on February 5, 2001, against Boundless Technologies, Boundless Corporation, and four employees of the Company (Joseph Gardner, its CFO, Michelle Flaherty, formerly manager of Human Resources, Thomas Iavarone, director of Logistics, and Anthony San Martin, manager of Shipping), seeking damages for the unlawful termination of Plaintiff's employment in violation of Plaintiff's rights under Title VII of the Civil Rights Act of 1964, as amended; the Equal Protection Clause and Due Process Clause, pursuant to the Civil Rights Act of 1886, as amended, 42 U.S.C. ss. 1981; and for damages as a result of the conspiratory actions of defendants to deprive Plaintiff of his equal protection and due process rights pursuant to 42 U.S.C. ss. 1985 and for violation of Plaintiff's rights under the Employee Retirement Income Security Act 29 U.S. C. ss. 1001. Plaintiff further alleges claims under State law for breach of contract. The verified complaint was filed in the United States District Court, Eastern District of New York. Plaintiff seeks (i) compensatory damages of $1 million from each of Boundless Technologies and four employees of the company (jointly and severally), (ii) punitive damages of $2 million from each of Boundless Technologies, the Company, and four employees of the Company (jointly and severally), (iii) $1 million against Boundless Technologies for breach of contract, and (iv) the value of forfeited options, attorney's fees, costs of the action and other relief as the court deems necessary.

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

                                    19 of 24

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

On February 2, 2005, we filed a current report on Form 8-K disclosing we entered into a secured post-petition financing agreement with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of the Company's personal property

                                    20 of 24

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 6, 2006

Boundless Corporation

By: /s/Joseph Gardner
------------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

                                    21 of 24