Form 10-Q
period 2005-06-30
BOUNDLESS CORP
filed 2006-03-08
CIK 837472

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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


                                                                                                       Page
                                                                                                        No.
                                                                                                        ---
Part I.   Financial Information

          Item 1.     Financial Statements
                      Consolidated Condensed Balance Sheets as of September 30, 2005 (Unaudited)
                        and December 31, 2004                                                             3
                      Consolidated Condensed Statements of Operations for the three and nine months
                        ended September 30, 2005 and 2004 (Unaudited)                                     4
                      Consolidated Condensed Statements of Cash Flows for the nine months
                        ended September 30, 2005 and 2004 (Unaudited)                                     5
                      Notes to Consolidated Condensed Financial Statements (Unaudited)                    6

          Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                                    12

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         17

          Item 4.     Controls and Procedures                                                            18

Part II.  Other Information

          Item 1.     Legal Proceedings                                                                  19

          Item 6.     Exhibits                                                                           20

Signature                                                                                                21

                                    2 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    June 30,      December 31,
                                                      2005            2004*
                                                  ------------    ------------
ASSETS                                             (unaudited)
Current assets:
  Cash and cash equivalents                       $          0    $        124
  Cash on deposit with lender                                0             271
  Trade accounts receivable, net                         1,018           1,150
  Affiliate receivables                                     84              92
  Other receivables                                        145             117
  Inventories (Note 3)                                     845           1,094
  Prepaid expenses and other current assets                204              59
                                                  ------------    ------------
     Total current assets                                2,296           2,907
Property and equipment, net (Note 4)                       120             103
                                                  ------------    ------------
    Total assets                                  $      2,416    $      3,010
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
  Current portion of long-term debt               $        285    $        350
  Accounts payable                                          28              44
  Accrued salaries                                          67              86
  Accrued legal fees                                     1,179           1,029
  Purchase order commitments                               246             561
  Accrued payroll and sales tax payable                     28              30
  Accrued warranty                                          30              18
  Other accrued liabilities                                166             157
                                                  ------------    ------------
     Total current liabilities                           2,029           2,275
                                                  ------------    ------------

  Long-term debt, less current maturities                  650             953
  Deferred credits                                          84              65
  Items subject to compromise:
  Manditorily redeemable preferred stock                 1,652           1,652
  Liabilities subject to compromise (Note 5)            12,976          12,970
                                                  ------------    ------------
         Total liabilities                              17,391          17,915
                                                  ------------    ------------

         COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' deficit: (Note 6)
  Common stock                                              67              67
  Additional paid-in capital                            35,844          35,844
  Accumulated deficit                                  (50,886)        (50,816)
                                                  ------------    ------------
     Total stockholders'  deficit                      (14,975)        (14,905)
                                                  ------------    ------------
    Total liabilities and stockholders' deficit   $      2,416    $      3,010
                                                  ============    ============

*     Condensed from audited financial statements

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    3 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Three Months Ended       Six Months Ended
                                                                   June 30                 June 30
                                                             --------------------    --------------------

                                                             --------    --------    --------    --------
                                                               2005        2004        2005        2004
                                                             --------    --------    --------    --------
Revenue:
  Product sales                                              $  1,350    $  1,575    $  2,794    $  3,560
  Services                                                        186         236         357         434
                                                             --------    --------    --------    --------
    Total revenue                                               1,536       1,811       3,151       3,994
                                                             --------    --------    --------    --------
Cost of revenue
  Product sales                                                 1,137       1,242       2,262       2,647
  Services                                                         55         128         129         262
                                                             --------    --------    --------    --------
    Total cost of revenue                                       1,192       1,370       2,391       2,909
                                                             --------    --------    --------    --------

     Gross margin                                                 344         441         760       1,085

Other costs and expenses (income)
  Selling, general and administrative                             210         307         456         775
  Research and development                                         47          43         103          88
  Interest expense (excluding contractual interest of $17
    and $17 not recognized in 2005 and 2004, respectively)         54          37          92          78
  Loss on reimbursement of employee services (net of
    reimbursement of $20 and $75)                                   4          15           9          30
  Other costs (income)                                            (17)         74         (22)         25
                                                             --------    --------    --------    --------
                                                                  298         476         638         996
                                                             --------    --------    --------    --------
Income (loss) before reorganization items                          46         (35)        122          89

Reorganization items (Note 7)                                      96          76         192         189
                                                             --------    --------    --------    --------
Net loss                                                     $    (50)   $   (111)   $    (70)   $   (100)
                                                             ========    ========    ========    ========

Basic and diluted loss per common share                      $  (0.01)   $  (0.02)   $  (0.01)   $  (0.01)
                                                             ========    ========    ========    ========

Basic and diluted weighted average shares outstanding           6,706       6,706       6,706       6,706
                                                             ========    ========    ========    ========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    4 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Six months ended
                                                                                 June 30,
                                                                           --------------------

                                                                             2005        2004
                                                                           --------    --------
Cash flows from operating activities:
  Income before reorganization items                                            122          89
  Adjustments to reconcile income before reorganization items to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 1          41
    Change in deferred credits                                                   19         (74)
    Provision (credit) for doubtful accounts                                     10         (24)
Changes in assets and liabilities:
  Cash on deposit with lender                                                   271          16
  Trade accounts receivable                                                     122        (202)
  Affiliate receivables                                                           8        (202)
  Other receivables                                                             (28)         60
  Inventories                                                                   249         730
  Other assets                                                                 (145)         39
  Accounts payable and accrued expenses                                        (324)         82
                                                                           --------    --------
Net cash provided by operating activities excluding reorganization items        305         556
                                                                           --------    --------
Cash flows from reorganization activities:
  Reorganization items, net                                                    (192)       (189)
  Gain on disposition of property and equipment                                  --         (23)
  Proceeds from disposition of property                                          --          23
  Increase in liabilities, net                                                  150          27
                                                                           --------    --------
Net cash used in reorganization activities                                      (42)       (162)
                                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures                                                          (18)        (14)
                                                                           --------    --------
Net cash used in investing activities                                           (18)        (14)
                                                                           --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of debt                                          3,211          --
  Payments on loans payable and capital leases                               (3,580)       (645)
                                                                           --------    --------
Net cash used in financing activities                                          (369)       (645)
                                                                           --------    --------
Net decrease in cash and cash equivalents                                      (124)       (265)
Cash and cash equivalents at beginning of period                                124         373
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $      0    $    108
                                                                           ========    ========

Cash paid for:
  Interest                                                                 $     65    $     51
  Taxes                                                                          --          --

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

Financial Statement Presentation.

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three and six months ended June 30, 2005 and 2004. Certain information and footnote disclosures have been condensed or omitted pursuant to such regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-K for the year ended December 31, 2004. The accompanying financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents. We had $271 classified as "cash on deposit with lender" at December 31, 2004, representing cash on-hand in a lockbox account under the control of the Company's DIP lender.

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

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. For the quarter ended June 30, 2005, purchases from Radiance Electronics and Ansen Corporation accounted for approximately 29% and 24%, respectively, of total purchases. During the second quarter of 2004 purchases from Radiance Electronics, Ansen Corporation, and Video Display Corporation accounted for 23%, 20%, and 12%, respectively, of the Company's total purchases of material.

The balance due Ansen was approximately $246 and $561 at June 30, 2005 and December 31, 2004, respectively; and such balance is included in "Purchase order commitments" on the balance sheets.

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was immaterial for the three and six months ended June 30, 2005 and 2004, respectively.

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

                                    8 of 24

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

                                    9 of 24

In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the "Directive"), which was adopted by the European Union ("EU"). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which we have significant operations. Boundless is currently evaluating the effect that the adoption of FSP 143-1 will have on its consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries.

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

The major components of inventories are as follows:

                                                June 30,       December 31,
                                             -------------    -------------
                                                  2005             2004
                                             -------------    -------------
Raw materials and purchased components       $       1,204    $       1,584
Finished goods                                         156              126
Manufacturing inventory reserves                      (837)            (935)
Service parts                                          322              319
                                             -------------    -------------
                                             $         845    $       1,094
                                             =============    =============

      4.    Property and equipment

Property and equipment consists of the following:

                                                    June 30,       December 31,
                                                  ------------------------------
                                                       2005             2004
                                                  -------------    -------------
Buildings and improvements                        $          17    $          14
Machinery and equipment                                   6,520            6,505
                                                  -------------    -------------
                                                          6,537            6,519
Less accumulated depreciation and amortization            6,417            6,416
                                                  -------------    -------------
                                                  $         120    $         103
                                                  =============    =============

Depreciation expense for the six months ended June 30, 2005 and 2004 was $1 and $41, respectively. The Company recorded repairs and maintenance expenses of $2 and $2 for the six months ended June 30, 2005 and 2004.

The Company discontinued recording depreciation expense on its machinery and equipment in the first quarter of 2005 as those assets had reached their estimated salvage value.

      5.    Liabilities and Other Items Subject to Compromise

                                    10 of 24

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

At June 30, 2005 and December 31, 2004, the Company had liabilities and other items subject to compromise of approximately $14,628 and $14,622 which consisted of the following:

                                                          June 30,       December 31,
                                                       -------------    -------------
                                                            2005             2004
                                                       -------------    -------------
Liabilities:
Accounts payable                                       $      10,954    $      10,948
Convertible notes payable, principally related to
  prior separation agreements                                    965              965
Accrued salaries                                                 397              397
Accrued warranty                                                 222              222
Capital lease obligations                                        438              438
                                                       -------------    -------------
                                                              12,976           12,970
Other:
Manditorily redeemable preferred stock                         1,652            1,652
                                                       -------------    -------------
                                                       $      14,628    $      14,622
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

      6.    Stockholders' Deficit

At June 30, 2005 and December 31, 2004 stockholders' deficit consisted of the following:

                                                          June 30,       December 31,
                                                       ------------------------------
                                                            2005             2004
                                                       -------------    -------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                              $          --    $          --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding              67               67
Additional paid-in capital                                    35,844           35,844
Accumulated deficit                                          (50,886)         (50,816)
Accumulated other comprehensive loss                              --               --
                                                       -------------    -------------
     Total stockholders' deficit                       $     (14,975)   $     (14,905)
                                                       =============    =============

      7.    Reorganization Expenses

Reorganization expenses were as follows:

                                    11 of 24

                                                     Six months ended
                                                          June 30,
                                               ------------------------------
                                                    2005             2004
                                               -------------    -------------
Professional fees                              $         150    $          28
United States District Court fees                         14               16
Facility relocation expenses                              20              168
Other expenses                                             8               --
Gain on the disposition of equipment                      --              (23)
                                               -------------    -------------
                                               $         192    $         189
                                               =============    =============

      8.    Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. Ingram Micro and CDG Management, LLC contributed approximately 17% and 13%, respectively, of revenues for the three months ended June 30, 2005. Ingram Micro contributed 21% of revenues for the six months ended June 30, 2005. For the quarter ended June 30, 2004, the Company had two customers representing 12% and 10%, respectively, of revenue.

      9.    Litigation and Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably. See Part II - Other Information, Item 1. Legal Matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

Three and Six Months Ended June 30, 2005 and 2004.

Revenue - Revenue for the quarter ended June 30, 2005 was $1,536 as compared to $1,811 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, the Company recorded revenue of $3,151 versus revenue of $3,994 for the six months ended June 30, 2004.

Sales of the Company's General Display Terminals were $1,344 and $2,788, respectively, for the three and six months ended June 30, 2005. During 2004, General Display Terminal Revenue was $1,575 and $3,560, respectively, for the three and six months ended June 30. During 2003, Hewlett Packard announced the discontinuation of sales of its General Display Terminal, sourced from the Company, in favor of technologically newer desktop terminal devices. As a result of this transition, Hewlett Packard's purchases during the first quarter of 2004 included the acquisition of product quantities sufficient to meet its then current needs, as well as its near-term projected needs during the product transition period. For the first quarter of 2004, purchases from Hewlett Packard amounted to

                                    12 of 24
approximately $748 as compared to purchases of approximately $143 for the first quarter of 2005. Sales to HP in the second quarter of 2005 amounted to $94 versus $166 in 2004.

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

Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), were $11 for the six months ended June 30, 2005, as compared to $82 in the comparable period of 2004. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc. ("Vision"). The Company's Plan of Reorganization, assuming approval by the Bankruptcy Court, contemplates that Vision will own 100% of the Company, and will receive this ownership in settlement of the $650 note payable due to him plus accrued interest of $118. Mr. Smith currently owns approximately 15% of the outstanding common stock of the Company.

Net revenue from the Company's repairs and spare parts business for the quarter ended June 30, 2005 was $180 as compared to $173 for the quarter ended June 30, 2004. This revenue includes the sale of spare parts, repair of product outside of the warranty period, and the sale of multi-year warranty contracts. Year-to-date revenue in 2005 was $347 versus $352 in 2004. Historically, customer service revenue has been driven from the sales of the Company's text terminal products.

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

During the second quarter of 2005, Ingram Micro contributed 17%, and CDG Management, LLC contributed 13%, of total revenues.

Gross Margin - The Company recorded gross margin for the three months ended June 30, 2005 of $344 (22.4% of revenue) compared to gross margin of $441 (24.4% of revenue) for the second quarter of 2004. On a year-to-date basis, gross margin decline by $325, or 30%, from $1,085 in 2004 to $760 in 2005. The decrease in total gross margin as a percentage of revenue for the second quarter of 2005 as compared to the second quarter of 2004 is attributable to the reduction in the Company's revenue without a corresponding reduction in the Company's manufacturing overhead expenses, which expenses include fixed costs such as rent for the manufacturing facility. Manufacturing overhead expenses in the second quarter of 2005 were $256, or 17% of revenue, as compared to $277, or 15% of revenue, for the second quarter of 2004.

Total Operating Expenses - For the quarter ended June 30, 2005, operating expenses, excluding interest expense and reorganization expenses associated with the Company's bankruptcy filing, decreased 27% to $257 (17% of revenue), compared to expenses for the second quarter of 2004 of $350 (19% of revenue). Year-to-date operating expenses decreased $304, or 35%, from $863 in 2004 to $559 in 2005.

The decrease in total operating expenses is attributable to layoffs and other expense control activities implemented by the Company in order to align its expense structure with its revenue. These layoffs included the elimination of senior management, including the

                                    13 of 24

Company's chief executive officer, and a restructuring of the Company's sales group.

The Company reviews its account receivable balances monthly to assess its estimate of the collectability of such accounts. The Company utilizes ratios based on its historical experience, as well as management's judgment, in its assessment. For the second quarter of 2005 the Company recorded bad debt reserves against its receivables in an amount of approximately $10. No reserve or accrual was recorded during the second quarter of 2004.

Loss on reimbursement of employee services - Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which will own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. During the second quarter of 2005 the Company charged UCSI $20 and incurred expenses of $24, resulting in a loss on reimbursement of $4. For the quarter ended June 30, 2004, the Company charged UCSI $75 and incurred estimated expenses of $90, resulting in a loss on reimbursement of employee services of $15. For the six months ended June 30, 2005 and 2004 the loss on reimbursement of employee services was $9 and $30, respectively.

Other costs/income - Other income for the quarter ended June 30, 2005 was $17 compared to other costs of $74 for the period ended June 30, 2004. Other income recorded in 2005 includes $20 relating to refunds of prior years' personnel property tax assessments against the Company's former manufacturing facility in Boca Raton, Florida. Other costs in the second quarter of 2004 include accruals of approximately $58 associated with the Company's decision to shut down its depot repair center in Illinois. For the six months ended June 30, 2005, other income was $22. For the six months ended June 30, 2004, other costs were $25.

Interest Expense - Interest expense for the three and six months ended June 30, 2005, was $54 and $92, respectively. Interest expense was $37 for the quarter ended June 30, 2004 and $78 for the six months ended June 30, 2004. In connection with the bankruptcy filing, during the quarter ended March 31, 2003, the Company obtained debtor-in-possession ("DIP") financing with Valtec Capital, LLC. At June 30, 2004, the balance owed Valtec was approximately $1,125, and carried an interest rate of 8% per annum. In January 2005, the Company replaced the Valtec Capital DIP financing with DIP financing provided by Entrepreneur Growth Capital, LLC ("EGC"). At June 30, 2005, the balance due EGC was $285, and carried an interest rate of the prime rate plus 6%. In addition, in June 2003 the Bankruptcy Court authorized the Company to secure $650 of junior secured DIP financing from Vision. The Vision DIP financing carries interest at 8% per annum.

Reorganization Expenses- During the second quarter of 2005 the Company recorded reorganization expenses of $96, primarily for legal fees incurred in the bankruptcy. For the quarter ended June 30, 2004, reorganization expenses were $76. For the six months ended June 30, 2005, reorganization expenses were $192, compared to $189 for the comparable period in 2004. The 2004 year-to-date amount includes approximately $168 related to expenses associated with the Company's relocating its manufacturing operations to Farmingdale, New York, and a credit of $23 from the sale of excess assets.

Income Tax Expense/Credit - For the second quarter of 2005 and 2004 the Company did not record income tax expense or credit against the recorded results. The Company recorded no income tax benefit for the respective quarters based on the Company's estimate of its annual effective income tax rate to be zero. For annual reporting purposes, the Company has provided a 100% valuation allowance for its net deferred tax assets.

Net Loss - For the quarter ended June 30, 2005, the Company recorded a net loss of $50, compared to a net loss of $111 for the quarter ended June 30, 2004. On a year-to-date basis the net loss was $70 in 2005 compared to $100 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

                                    14 of 24

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

The Company is highly leveraged. As of December 31, 2004, the Company had a tangible net worth deficit of $14,905 and total liabilities of $17,915. As of June 30, 2005, the Company had a tangible net worth deficit of $14,975 and total liabilities of $17,391. The Company had a working capital deficit, inclusive of liabilities and other items subject to compromise, of approximately $14,361 as of June 30, 2005, compared to working capital deficit of $13,990 as of December 31, 2004. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

On the Effective Date, the Company shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Boundless Common Stock sufficient to provide Vision with 100% of the Boundless Common Stock issued and outstanding, or to be issued and outstanding, under the Plan (the "Vision Shares"). Such issuance of the Vision Shares shall be deemed to be in full satisfaction of the Vision Claim, which claim was $768, including accrued interest, at June 30, 2005.

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

At June 30, 2005, the Company had accrued approximately $1,179 for legal assistance throughout the bankruptcy period. As of December, 2005, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,430 as of the Effective Date. Upon application for payment pursuant to Sections 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the

                                    15 of 24

Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

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

Net cash provided by operating activities during the six months ended June 30, 2005 was $305, principally related to net income before reorganization expenses of $122 and reductions in trade accounts receivable, affiliate receivables and inventories of $122, $8 and $249, respectively. Non-cash charges during the second quarter of 2005 were $10 and deferred revenues increased by $19. In addition, cash on deposit with the Company's lender declined by $271. These amounts were offset by reductions in accounts payable and accrued expenses of $324, increases in other assets, principally cash collateral, of $145 and increases in other receivables of $28. Net cash provided by operating activities during the six months ended June 30, 2004 was $556, principally related to reductions in inventories of $730, income before reorganization expenses of $89 and increases in accounts payable and accrued expenses of $82. This amount was offset by increases in trade accounts receivable and affiliate receivables of $404, a reduction in the balance of deferred revenues of $74, and non-cash credits of $24 relating to the reversal of previously accrued reserves against trade accounts receivable.

For the six months ended June 30, 2005, net cash used in reorganization activities was $42 composed primarily of professional expenses of $150, fees of the U.S. Trustee administering the bankruptcy case of $14 and facility relocation expenses of $20. These expenses were offset by increases in accrued liabilities of $150, principally for legal expenses. Net cash used in reorganization activities for the six months ended June 30, 2004 was $162, which amount included $189 of expenses primarily related to the Company's relocation of its manufacturing facility, offset by increases in accrued liabilities of $27, principally for legal expenses, and cash proceeds of $23 from the sale of excess machinery and equipment.

Net cash used in investing activities for the six months ended June 30, 2005 and 2004, consisted of equipment purchases of $18 and $14, respectively.

During the first and second quarters of 2005 and 2004, net cash used in financing activities was $369 and $645, respectively, consisting of net payments to EGC and Valtec under the respective DIP financing agreements.

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

      Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity,

                                    16 of 24
performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully the discussion concerning these and other risks which can materially affect the Company's business, operations, financial condition and future prospects.

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

                                    17 of 24

The Company's exposure to market risk for changes in interest rates is related primarily to the Company's revolving credit facility and long-term debt obligations.

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2005 the Company's investments consisted of cash balances maintained in its corporate account with the JPMorganChase Bank.

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

An action was commenced by Kareem Mangaroo, employed by Boundless Technologies between February 1994 and April 1999 as a material handler ("Plaintiff"), on February 5, 2001, against Boundless Technologies, Boundless Corporation, and four employees of the Company (Joseph Gardner, its CFO, Michelle Flaherty, formerly manager of Human Resources, Thomas Iavarone, director of Logistics, and Anthony San Martin, manager of Shipping), seeking damages for the unlawful termination of Plaintiff's employment in violation of Plaintiff's rights under Title VII of the Civil Rights Act of 1964, as amended; the Equal Protection Clause and Due Process Clause, pursuant to the Civil Rights Act of 1886, as amended, 42 U.S.C. ss. 1981; and for damages as a result of the conspiratory actions of defendants to deprive Plaintiff of his equal protection and due process rights pursuant to 42 U.S.C. ss. 1985 and for violation Plaintiff's rights under the Employee Retirement Income Security Act 29 U.S. C. of ss. 1001. Plaintiff further alleges claims under State law for breach of contract. The verified complaint was filed in the United States District Court, Eastern District of New York. Plaintiff seeks (i) compensatory damages of $1 million from each of Boundless Technologies and four employees of the company (jointly and severally), (ii) punitive damages of $2 million from each of Boundless Technologies, the Company, and four employees of the Company (jointly and severally), (iii) $1 million against Boundless Technologies for breach of contract, and (iv) the value of forfeited options, attorney's fees, costs of the action and other relief as the court deems necessary.

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