Form 10-Q
period 2005-09-30
BOUNDLESS CORP
filed 2006-03-08
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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


                                                                                                         Page
                                                                                                          No.
                                                                                                          ---
Part I.    Financial Information

           Item 1.     Financial Statements
                       Consolidated Condensed Balance Sheets as of June 30, 2005 (Unaudited)
                         and December 31, 2004                                                             3
                       Consolidated Condensed Statements of Operations for the three and six months
                         ended June 30, 2005 and 2004 (Unaudited)                                          4
                       Consolidated Condensed Statements of Cash Flows for the six months
                         ended June 30, 2005 and 2004 (Unaudited)                                          5
                       Notes to Consolidated Condensed Financial Statements (Unaudited)                    6

           Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                         of Operations                                                                    12

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         17

           Item 4.     Controls and Procedures                                                            18

Part II.   Other Information

           Item 1.     Legal Proceedings                                                                  19

           Item 6.     Exhibits                                                                           20

Signature                                                                                                 21

                                    2 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                             September 30,  December 31,
                                                                                 2005           2004*
                                                                             -------------  -------------
ASSETS                                                                        (unaudited)
Current assets:
  Cash and cash equivalents                                                   $        62    $       124
  Cash on deposit with lender                                                          --            271
  Trade accounts receivable, net                                                      814          1,150
  Affiliate receivables                                                                85             92
  Other receivables                                                                   117            117
  Inventories (Note 3)                                                                760          1,094
  Prepaid expenses and other current assets                                           270             59
                                                                              -----------    -----------
     Total current assets                                                           2,108          2,907
Property and equipment, net (Note 4)                                                  128            103
                                                                              -----------    -----------
    Total assets                                                              $     2,236    $     3,010
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT Liabilities not subject to compromise
Current liabilities:
  Current portion of long-term debt                                           $       229    $       350
  Accounts payable                                                                     12             44
  Accrued salaries                                                                     73             86
  Accrued legal fees                                                                1,254          1,029
  Purchase order commitments                                                          129            561
  Accrued payroll and sales tax payable                                                28             30
  Accrued warranty                                                                     30             18
  Other accrued liabilities (Note 5)                                                  192            157
                                                                              -----------    -----------
     Total current liabilities                                                      1,947          2,275
                                                                              -----------    -----------

  Long-term debt, less current maturities (Note 6)                                    650            953
  Deferred credits                                                                     87             65
  Items subject to compromise:
  Manditorily redeemable preferred stock (Notes 7 & 8)                              1,652          1,652
  Liabilities subject to compromise (Note 8)                                       12,976         12,970
                                                                              -----------    -----------
         Total liabilities                                                         17,312         17,915
                                                                              -----------    -----------

         COMMITMENTS AND CONTINGENCIES (Note 13)

Stockholders' deficit: (Note 9)
  Common stock                                                                         67             67
  Additional paid-in capital                                                       35,844         35,844
  Accumulated deficit                                                             (50,987)       (50,816)
                                                                              -----------    -----------
     Total stockholders'  deficit                                                 (15,076)       (14,905)
                                                                              -----------    -----------
    Total liabilities and stockholders' deficit                               $     2,236    $     3,010
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

*     Condensed from audited financial statements


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    3 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended      Nine Months Ended
                                                                 September 30            September 30
                                                             --------------------    --------------------
                                                               2005        2004        2005        2004
                                                             --------    --------    --------    --------
Revenue:
  Product sales                                              $  1,308    $  1,203    $  4,102    $  4,763
  Services                                                        103         209         460         643
                                                             --------    --------    --------    --------
    Total revenue                                               1,411       1,412       4,562       5,406
                                                             --------    --------    --------    --------
Cost of revenue
  Product sales                                                   992         985       3,254       3,632
  Services                                                         63          92         192         354
                                                             --------    --------    --------    --------
    Total cost of revenue                                       1,055       1,077       3,446       3,986
                                                             --------    --------    --------    --------

     Gross margin                                                 356         335       1,116       1,420

Other costs and expenses (income)
  Selling, general and administrative                             234         247         690       1,022
  Research and development                                         50          19         152         107
  Interest expense (excluding contractual interest of $17
    and $16 not recognized in 2005 and 2004, respectively)         44          21         136          99
  Loss on reimbursement of employee services (net of
    reimbursement of $0 and $75)                                   --          15           9          45
  Other costs (income)                                              7         (40)        (14)        (15)
                                                             --------    --------    --------    --------
                                                                  335         262         973       1,258
                                                             --------    --------    --------    --------
Income before reorganization items                                 21          73         143         162

Reorganization items (Note 10)                                    122          86         314         275
                                                             --------    --------    --------    --------
Net loss                                                     $   (101)   $    (13)   $   (171)   $   (113)
                                                             ========    ========    ========    ========

Basic and diluted loss per common share                      $  (0.02)   $     --    $  (0.03)   $  (0.02)
                                                             ========    ========    ========    ========

Basic and diluted weighted average shares outstanding           6,706       6,706       6,706       6,706
                                                             ========    ========    ========    ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    4 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            Nine months ended
                                                                              September 30,
                                                                           --------------------

                                                                             2005        2004
                                                                           --------    --------
Cash flows from operating activities:
  Income  before reorganization items                                           143         162
  Adjustments to reconcile income before reorganization items to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 2          42
    Change in deferred credits                                                   22         (98)
    Provision (credit) for doubtful accounts                                     30         (24)
Changes in assets and liabilities:
  Cash on deposit with lender                                                   271         (60)
  Trade accounts receivable                                                     306        (304)
  Affiliate receivables                                                           7        (134)
  Other receivables                                                              (1)         60
  Inventories                                                                   334       1,004
  Other assets                                                                 (211)         62
  Accounts payable and accrued expenses                                        (424)        (76)
                                                                           --------    --------
Net cash provided by operating activities excluding reorganization items        479         634
                                                                           --------    --------
Cash flows from reorganization activities:
  Reorganization items, net                                                    (314)       (275)
  Gain on disposition of property and equipment                                  --         (23)
  Proceeds from disposition of property                                          --          23
  Increase in liabilities, net                                                  225         100
                                                                           --------    --------
Net cash used in reorganization activities                                      (89)       (175)
                                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures                                                          (27)        (14)
                                                                           --------    --------
Net cash used in investing activities                                           (27)        (14)
                                                                           --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of debt                                          4,732
  Payments on loans payable and capital leases                               (5,157)       (755)
                                                                           --------    --------
Net cash used in financing activities                                          (425)       (755)
                                                                           --------    --------
Net increase (decrease) in cash and cash equivalents                            (62)       (310)
Cash and cash equivalents at beginning of period                                124         373
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $     62    $     63
                                                                           ========    ========

Cash paid for:
  Interest                                                                 $     95    $     72
  Taxes                                                                          --          --


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

Financial Statement Presentation.

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three and nine months ended September 30, 2005 and 2004. Certain information and footnote disclosures have been condensed or omitted pursuant to such regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-K for the year ended December 31, 2004. The accompanying financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

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

In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Company's ability to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial

                                    6 of 24
statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

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

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. For the quarter ended September 30, 2005, purchases from Radiance Electronics and Video Display Corporation accounted for approximately 38% and 12%, respectively, of total purchases. During the third quarter of 2004 purchases from Radiance Electronics and Ansen Corporation accounted for 35% and 24%, respectively, of the Company's total purchases of material.

The balance due Ansen was approximately $129 and $561 at September 30, 2005 and December 31, 2004, respectively; and such balance is included in "Purchase order commitments" on the balance sheets.

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $0 and $2 for the three and nine months ended September 30, 2004. The Company did not incur advertising expense for the first nine months of 2005.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Boundless in the first quarter of fiscal 2006, beginning on January 1, 2006. Boundless is currently evaluating the effect that the adoption of SFAS 151 will have on its

                                    8 of 24
consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

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

In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for certain

                                    9 of 24
obligations associated with the Directive on Waste Electrical and Electronic Equipment (the "Directive"), which was adopted by the European Union ("EU"). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which we have significant operations. Boundless is currently evaluating the effect that the adoption of FSP 143-1 will have on its consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries.

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

The major components of inventories are as follows:

                                             September 30,    December 31,
                                             -------------    -------------
                                                  2005             2004
                                             -------------    -------------
Raw materials and purchased components       $       1,054    $       1,584
Finished goods                                         164              126
Manufacturing inventory reserves                      (775)            (935)
Service parts                                          317              319
                                             -------------    -------------
                                             $         760    $       1,094
                                             =============    =============

      4.    Property and equipment

Property and equipment consisted of the following:

                                                  September 30,    December 31,
                                                  ------------------------------
                                                       2005             2004
                                                  -------------    -------------
Buildings and improvements                        $          17    $          14
Machinery and equipment                                   6,529            6,505
                                                  -------------    -------------
                                                          6,546            6,519
Less accumulated depreciation and amortization            6,418            6,416
                                                  -------------    -------------
                                                  $         128    $         103
                                                  =============    =============

Depreciation expense for the nine months ending September 30, 2005 and 2004 was $2 and $42, respectively. The Company recorded repairs and maintenance expenses of $2 and $3 for the nine months ended March 31, 2005 and 2004.

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

                                    10 of 24

At September 30, 2005 and December 31, 2004, the Company had liabilities and other items subject to compromise of approximately $14,628 and $14,622 which consisted of the following:

                                                       September 30,    December 31,
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

      6.    Stockholders' Deficit

At September 30, 2005 and December 31, 2004 stockholders' deficit consisted of the following:

                                                       September 30,    December 31,
                                                       ------------------------------
                                                           2005             2004
                                                       -------------    -------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                              $          --    $          --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding              67               67
Additional paid-in capital                                    35,844           35,844
Accumulated deficit                                          (50,987)         (50,816)
Accumulated other comprehensive loss                              --               --
                                                       -------------    -------------
     Total stockholders' deficit                       $     (15,076)   $     (14,905)
                                                       =============    =============

      7.    Reorganization Expenses

Reorganization expenses were as follows:

                                                     Nine months ended
                                                        September 30,
                                               ------------------------------
                                                    2005             2004
                                               -------------    -------------
Professional fees                              $         225    $         103
United States District Court fees                         22               19
Facility relocation expenses                              33              176
Other expenses                                            34               --
Gain on the disposition of equipment                      --              (23)
                                               -------------    -------------
                                               $         314    $         275
                                               =============    =============


                                    11 of 24

      8.    Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. Ingram Micro and 1st Solutions contributed approximately 22% and 14%, respectively, of revenues for the three months ended September 30, 2005. Ingram Micro also contributed 22% of revenues for the nine months ended September 30, 2005. For the quarter ended September 30, 2004, Ingram Micro and Jetstar provided 20% and 11%, respectively, of total Company revenues.

      9.    Litigation and Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably.

See "Part II- Other Information, Item 1. Legal Proceedings" for a description of outstanding lawsuits and claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

Three and Nine Months Ended September 30, 2005 and 2004.

Revenue - Revenue for the quarter ended September 30, 2005 was $1,411 as compared to $1,412 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, the Company recorded revenue of $4,562 versus revenue of $5,406 for the nine months ended September 30, 2004.

Sales of the Company's General Display Terminals were $1,304 and $4,092, respectively, for the three and nine months ended September 30, 2005. During 2004, General Display Terminal revenue was $1,203 and $4,763, respectively, for the three and nine months ended September 30. The decline in year-to-date 2005 revenue is attributable to decreased sales to Hewlett Packard. During 2003, Hewlett Packard announced the discontinuation of sales of its General Display Terminal, sourced from the Company, in favor of technologically newer desktop terminal devices. As a result of this transition, Hewlett Packard purchased $982 during the first three quarters of 2004; which amount included the acquisition of product quantities sufficient to meet its then current needs, as well as its near-term projected needs during the product transition period. For the first three quarters of 2005, purchases from Hewlett Packard amounted to approximately $348.

Text revenue includes sales of the Company's general-purpose display terminals. The Company's product family falls into two general classes: ANSI or ASCII display terminals. The general purpose segment of the Text market, whether ANSI or ASCII, is primarily characterized as a "replacement sale" market. Text terminal customer purchasing criteria are based on quality, customization, compatibility with other terminals, price and, as a result of the markets replacement characterization, lead-times. Historically, the Company

                                    12 of 24
has been a leader in these categories.

The Company  anticipates sales of its General Display Terminals will continue to
decline  as  customers   transition  to  newer   technologies   with   graphical
capabilities.

Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), were $13 for the nine months ended June 30, 2005, as compared to $114 in the comparable period of 2004. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc. ("Vision"). The Company's Plan of Reorganization, assuming approval by the Bankruptcy Court, contemplates that Vision will own 100% of the Company, and will receive this ownership in settlement of the $650 note payable due to him plus accrued interest of $134. Mr. Smith currently owns approximately 15% of the outstanding common stock of the Company.

Net revenue from the Company's repairs and spare parts business for the quarter ended September 30, 2005 was $101 as compared to $177 for the quarter ended September 30, 2004. This revenue includes the sale of spare parts, repair of product outside of the warranty period, and the sale of multi-year warranty contracts. Year-to-date revenue in 2005 was $447 versus $529 in 2004. Historically, customer service revenue has been driven from the sales of the Company's text terminal products.

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

During the third quarter of 2005, Ingram Micro contributed 22%, and 1st. Solutions contributed 14%, of total revenues. Ingram Micro and Jetstar contributed 20% and 11%, respectively, of total revenue for the quarter ended September 30, 2004.

Gross Margin - The Company recorded gross margin for the three months ended September 30, 2005 of $356 (25% of revenue) compared to gross margin of $335 (24% of revenue) for the third quarter of 2004. On a year-to-date basis, gross margin decline by $304, or 21%, from $1,420 in 2004 to $1,116 in 2005.

Total Operating Expenses - For the quarter ended September 30, 2005, operating expenses, excluding interest expense and reorganization expenses associated with the Company's bankruptcy filing, were $284 (20% of revenue), compared to expenses for the third quarter of 2004 of $266 (19% of revenue). Year-to-date operating expenses decreased $287, or 25%, from $1,129 in 2004 to $842 in 2005.

The decrease in year-to-date operating expenses is attributable to layoffs and other expense control activities implemented by the Company in order to align its expense structure with its revenue. These layoffs included the elimination of senior management, including the Company's chief executive officer, and a restructuring of the Company's sales group.

The Company reviews its account receivable balances monthly to assess its estimate of the collectability of such accounts. The Company utilizes ratios based on its historical experience, as well as management's judgment, in its assessment. For the third quarter of 2005 the Company recorded bad debt reserves against its receivables in an amount of approximately $20. No reserve or accrual was recorded during the third quarter of 2004.

Loss on Reimbursement of Employee Services- Beginning in the first quarter of 2004 and through May 2005, the Company allocated personnel and other personnel related expenses to UCSI, via monthly charges, at an agreed monthly amount; which amount represented an estimate of UCSI's utilization of the Company's personnel for UCSI's projects and programs. This arrangement terminated in May 2005. The difference between the estimated utilization of resources and the monthly charge is recorded as a loss on reimbursement of

                                    13 of 24
employee services. For the third quarter ended September 30, 2004, monthly charges amounted to $75, resulting in a loss on reimbursement of $15. For the nine months ended September 30, 2005 and 2004 the loss on reimbursement of employee services was $9 and $45, respectively.

Other costs/income - Other costs for the quarter ended September 30, 2005 was $7 compared to other income of $40 for the period ended September 30, 2004. Other income in the third quarter of 2004 is composed of the partial reversal of previously accrued expenses, originally in the amount of approximately $58, and recorded during the second quarter of 2004 in connection with the Company's decision to shut down its depot repair center in Illinois. For the nine months ended September 30, 2005, other income was $14. For the nine months ended September 30, 2004, other income was $15.

Interest Expense - Interest expense for the three and nine months ended September 30, 2005, was $44 and $136, respectively. Interest expense was $21 for the quarter ended September 30, 2004 and $99 for the nine months ended September 30, 2004. In connection with the bankruptcy filing, during the quarter ended March 31, 2003, the Company obtained debtor-in-possession ("DIP") financing with Valtec Capital, LLC. At September 30, 2004, the balance owed Valtec was approximately $1,013, and carried an interest rate of 8% per annum. In January 2005, the Company replaced the Valtec Capital DIP financing with DIP financing provided by Entrepreneur Growth Capital, LLC ("EGC"). At September 30, 2005, the balance due EGC was $229, and carried an interest rate of the prime rate plus 6%. In addition, in June 2003 the Bankruptcy Court authorized the Company to secure $650 of junior secured DIP financing from Vision. The Vision DIP financing carries interest at 8% per annum.

Reorganization Expenses- During the third quarter of 2005 the Company recorded reorganization expenses of $122, primarily for legal fees incurred in the bankruptcy. For the quarter ended September 30, 2004, reorganization expenses were $86. For the nine months ended September 30, 2005, reorganization expenses were $314, compared to $275 for the comparable period in 2004. The 2004 year-to-date amount includes approximately $176 related to expenses associated with the Company's relocating its manufacturing operations to Farmingdale, New York, and a credit of $23 from the sale of excess assets.

Income Tax Expense/Credit - For the quarters ended September 30, 2005 and 2004 the Company did not record income tax expense or credit against the recorded results. The Company recorded no income tax benefit for these quarters based on the Company's estimate of its annual effective income tax rate to be zero. For annual reporting purposes, the Company has provided a 100% valuation allowance for its net deferred tax assets.

Net Loss - For the quarter ended September 30, 2005, the Company recorded a net loss of $101, compared to a net loss of $13 for the quarter ended June 30, 2004. On a year-to-date basis the net loss was $171 in 2005 compared to $113 in 2004.

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

Generally, under the Bankruptcy Code, most of a debtor's liabilities must be satisfied in full before the debtor's stockholders can receive any distribution on account of such shares. The rights and claims of various creditors and security holders will be determined by the confirmed plan of reorganization. Further, it is also likely that pre-petition unsecured claims against the Company will be substantially impaired in connection with the Company's reorganization. At this time we can make no prediction concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that the Company's presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future claims or

                                    14 of 24
investments in any Boundless security.

The Company is highly leveraged. As of December 31, 2004, the Company had a tangible net worth deficit of $14,905 and total liabilities of $17,915. As of September 30, 2005, the Company had a tangible net worth deficit of $15,076 and total liabilities of $17,312. The Company had a working capital deficit, inclusive of liabilities and other items subject to compromise, of approximately $14,467 as of September 30, 2005, compared to working capital deficit of $13,990 as of December 31, 2004. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

On the Effective Date, the Company shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Boundless Common Stock sufficient to provide Vision with 100% of the Boundless Common Stock issued and outstanding, or to be issued and outstanding, under the Plan (the "Vision Shares"). Such issuance of the Vision Shares shall be deemed to be in full satisfaction of the Vision Claim, which claim amounted to $784, inclusive of accrued interest, at September 30, 2005.

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

At September 30, 2005, the Company had accrued approximately $1,254 for legal assistance throughout the bankruptcy period. As of December, 2005, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,430 as of the Effective Date. Upon application for payment pursuant to Sections 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

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

The Company's liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from uncertainties related to global economies. In the event there is a decline in the Company's sales and earnings and/or a decrease in availability under the credit line, the Company's cash flow would be

                                    15 of 24
further adversely affected. Accordingly, the Company may not have the necessary cash to fund all of its obligations.

Net cash provided by operating activities during the nine months ended September 30, 2005 was $479, principally related to net income before reorganization expenses of $143 and reductions in trade accounts receivable and inventories of $306 and $334, respectively. In addition, cash on deposit with the Company's DIP lender declined by $271 and deferred revenues increased by $22. Non-cash expenses incurred during the first nine months of 2005, principally bad debt expense, were $32. These amounts were offset by reductions in accounts payable and accrued expenses of $424 and increases in other assets, principally cash collateral and prepaid expenses, of $211. Net cash provided by operating activities during the nine months ended September 30, 2004 was $634, principally related to net income before reorganization expenses of $162, reductions in inventories of $1,004, and reductions in other receivables and pre-paid expenses of $60 and $62, respectively. In addition, the Company recorded non-cash depreciation expenses of $42. This amount was offset by increases in trade accounts receivable of $304, increases in receivables from affiliates of $134, a reduction in the balance of deferred revenues of $98, and non-cash credits of $24 relating to the reversal of previously accrued reserves against trade accounts receivable. Additionally, accounts payable and accrued expenses declined by $76.

For the nine months ended September 30, 2005, net cash used in reorganization activities was $89 composed primarily of professional fees of $225, fees of the U.S. Trustee administering the bankruptcy case of $22, and facility relocation expenses of $33. These expenses were offset by increases in accrued liabilities of $225 for legal expenses. Net cash used in reorganization activities for the nine months ended September 30, 2004 was $175, which amount included $176 of expenses primarily related to the Company's relocation of its manufacturing facility, offset by increases in accrued liabilities of $100, principally for legal expenses, and cash proceeds of $23 from the sale of excess machinery and equipment.

Net cash used in investing activities for the nine months ended September 30, 2005 and 2004, consisted of equipment purchases of $27 and $14, respectively.

During the first three quarters of 2005 and 2004, net cash used in financing activities was $425 and $755, respectively, consisting of net payments to EGC and Valtec under the respective DIP financing agreements.

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

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business, the Company cannot absolutely predict or

                                    16 of 24
guarantee its future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2005 the Company's investments consisted of cash balances maintained in its corporate account with the JPMorganChase Bank.


                                    17 of 24

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    19 of 24

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