Form 10-K
period 2005-12-31
BOUNDLESS CORP
filed 2006-04-18
CIK 837472

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

                   For the fiscal year ended December 31, 2005

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

      As of March 31, 2006 the registrant had 6,705,613 shares of Common Stock, $.01 par value per share, outstanding.

                 -----------------------------------------------

       Boundless Corporation and Subsidiary Companies Report on Form 10-K
                      For the Year Ended December 31, 2005

                                                                                                                          Page
                                                                                                                          ----
                                                            PART I
Item 1.  Business                                                                                                           2
Item 1A. Risk Factors                                                                                                      13
Item 1B. Unresolved Staff Comments                                                                                         15
Item 2.  Properties                                                                                                        15
Item 3.  Legal Proceedings                                                                                                 15
Item 4.  Submission of Matters to a Vote of Security Holders                                                               16

                                                            PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  17
Item 6.  Selected Consolidated Financial Data                                                                              18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                             20
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                                        34
Item 8.  Financial Statements and Supplementary Data                                                                       34
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                              34
Item 9A. Controls and Procedures                                                                                           35
Item 9B  Other Information                                                                                                 35

                                                           PART III
Item 10. Directors and Executive Officers of the Registrant                                                                36
Item 11. Executive Compensation                                                                                            38
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                    41
Item 13. Certain Relationships and Related Transactions                                                                    43
Item 14. Principal Accountant Fees and Services                                                                            43

                                                            PART IV
Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K                                                 45

         Signatures                                                                                                        50
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

A.    Pre-Petition History

      Boundless, a publicly-held Delaware corporation, was incorporated in 1988. Through its subsidiaries, Boundless Technologies and Boundless Manufacturing, Boundless provides text terminals and manufacturing services.

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

      The operating losses generated by Boundless Manufacturing, in combination with the economic downturn following September 11, 2001, caused the Company and its subsidiaries, on March 12, 2003, (the "Petition Date"), to seek protection under Chapter 11 of the Bankruptcy Code.

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

      3.    The Pre-Petition Obligations to Valtec were fully secured.

      4.    The DIP Debt was fully secured.

      5. Payment of the DIP Debt, through a combination of amounts paid to Valtec to reimburse it for inventory acquired by the Company, in part utilizing financing provided by Vision, was to be made in weekly payments of $13,000, plus payment for inventory at the Company's cost. As of December 31, 2005, the Company has made all of such required payments.

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

      8.    Vision  would  provide  supplemental  financing to the Company in an amount up to $650,000 plus interest (inclusive of the Vision advances theretofore provided) as contemplated by the Amended Vision Agreement. Payment of the Vision Debt will commence subsequent to payment in full of the Valtec Obligations, and shall be secured by a lien subordinate to the lien securing payment of the Valtec Obligations. As of December 31, 2004, the amounts due under the Valtec and Vision Claims were approximately $638,000 and $738,000 (with interest), respectively and the amount of the collateral (as defined in the Settlement Stipulation) collateralizing these claims amounted to approximately $2,225,000. On January 31, 2005, we entered into an agreement with Valtec to terminate our debtor-in-possession ("DIP") financing and to release their liens on our personal property. At the same time, we entered into another secured DIP financing agreement with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property.

      9. Valtec authorized the continued use of Valtec's Cash Collateral during the pendency of the Plan.

      10. As required in the Settlement Stipulation, the Company is and shall be required to maintain collateral margins of

            $100,000 in excess of the Valtec Obligations, and provide Valtec with financial information on a weekly basis. As of December 31, 2004, the Company had met both the excess collateral margin and reporting requirements. The termination of the Valtec DIP financing on January 31, 2005, released the Company from its obligations with respect to the excess collateral margin and reporting requirements.

   Pursuant to the Amended Vision Agreement by and among the Company, the Committee and Vision, the parties agreed as follows:

      1. Vision would advance to the Company an amount up to $650,000 to be secured by a security interest upon substantially all of the Company's assets, subordinate to the security interest securing payment of the Valtec Obligations.

      2. The establishment of an executive committee acceptable to Vision. There is no overlap in functions or duties between the executive committee and the Board of Directors. The executive committee of the Board of Directors is responsible for the creation and execution of the Company's strategic business plan. As of March 31, 2006 the executive committee was comprised of Mr. Frank Stephens, a current member of the Company's Board of Directors; Mr. John Ryan, the Company's Chief Operating Officer; and, Mr. Joseph Gardner, the
            Company's Chief Financial Officer. No compensation is paid to any member of the executive committee as a result of being a member of the executive committee.

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

      On January 31, 2005, the Company entered into an agreement with its secured lender Valtec Capital, LLC, as assignee of Valtec Capital Corporation, (the "Prior Lender") to terminate our debtor-in-possession ("DIP") financing and to release their liens on our personal property. At the same time, the Company entered into another secured DIP financing agreement (the "EGC Agreement") with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property. The original term of the EGC Agreement was one year; and, on January 31, 2006, the EGC Agreement was extended for an additional six months.

      In general, the EGC Agreement permits us to borrow up to 80% of our eligible accounts receivable. Under the EGC Agreement, the annual interest rate is 6% above the prime rate announced by Citibank, N.A. and we are required to pay a monthly service fee equal to three quarters of one percent (0.75%) of the face value of invoices assigned to EGC for the preceding month. The EGC Agreement requires us to pay minimum monthly interest of $5,000 even though our actual borrowings may result in a lesser interest charge. The Company is responsible for certain fees and fees for early termination of the facility. The maximum availability under the EGC Agreement is $1,000,000.

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

The Company has commenced preliminary negotiations to have one of its inactive, non-operating subsidiaries become acquired through a "reverse merger" by an operating company organized in China which desires to become a public company.

If consummated, approximately 10% of the outstanding common stock of the post-merged company will remain with Boundless, in which case approximately one-half of that interest will be distributed to the unsecured creditors.

In the event that Boundless Technologies is the subsidiary that is "reverse merged" then Boundless will transfer approximately 25,000 of the shares it receives to each of Mr. Stephens and Mr. Bowman, currently directors of the Company.

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

      Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of December 31, 2005 and 2004, the Company owned 75% of the outstanding shares of common stock of this subsidiary. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development and product development-to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in New York and Atlanta.

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

                    General Display    Electronic Manufacturing
Period                 Terminals               Services
------                 ---------               --------

2005                     89.7%                  10.3%

2004                     87.6%                  12.4%

2003                     88.0%                  12.0%

            Foreign Sales. Net foreign sales were approximately $1,527,000, $1,929,000 and $3,473,000 for 2005, 2004 and 2003, respectively. The tables below set forth, for each of the three calendar years ended December 31, the approximate percentage of total revenue attributable to foreign sales and the percentage attributable to the European region.

                                    % of Total Revenue
                                    ------------------

Period                        Total                     Europe
------                        -----                     ------

2005                          25.5%                     23.7%

2004                          26.4%                     20.9%

2003                          29.6%                     25.3%

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

            Suppliers. The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. Purchases from Radiance Electronics, Ansen Corporation and Video Display Corporation accounted for approximately 39%, 18% and 9%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components in 2005. Purchases from Radiance Electronics, Ansen Corporation and Video Display Corporation accounted for approximately 34%, 20% and 9%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components in 2004. In 2003, Radiance Electronics, Ansen Corporation and Hewlett Packard accounted for approximately 24%, 20% and 18%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components.

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

      Warranties. The Company provides a one-year warranty covering defective materials and workmanship. The Company's products are serviced at depots that are geographically dispersed throughout the world. Users can purchase extended warranties of up to three years or can pay for repairs on a time and materials basis. For the years 2005, 2004 and 2003, the Company's cost of warranty repairs was less than 1%, respectively, of the Company's total revenues. The Company does not warrant software, but users are permitted to return software for a refund within 30 days after purchase. Accordingly, customers are afforded the opportunity to use software on a trial basis through the Company's evaluation program. A provision for potential warranty liability is recorded at the time revenue is recognized.

      Research and Development. During 2005, 2004 and 2003, the Company expended approximately $208,000, $150,000 and $170,000, respectively, on research and development activities. Boundless' research and development activities have historically related primarily to General Display Terminals and Windows-based terminals. As part of the Company's restructuring activities, significant reductions in the staffing were implemented in March 2003, resulting in lower research and development expenditures as compared to the Company's historical experience. Additionally, because General Display Terminals are mature products, development activities in the recent past year have only included enhancements to the existing product family. In addition, the Company incurred research and development costs of $27,000 and $102,000, respectively; which expenses are included in "Loss on reimbursement of employee services" on the Company's statement of operations, as these costs were components of that reimbursement.

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

      For the year ended December 31, 2005, Ingram Micro and 1st Solutions provided 19% and 11%, respectively, of the Company's total revenue. During the year ended December 31, 2004, Hewlett Packard, Ingram Micro, and Jetstar contributed 16%, 14% and 11%, respectively, of the Company's total revenue. Hewlett Packard and NCR were the Company's most significant customers in 2003, accounting for approximately 32% and 13%, respectively, of the Company's total revenue. The Company believes a decline in the level of sales to these customers, without growth in other areas of its business, could adversely affect the Company's results of operations and liquidity.

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

Competition

            The Company believes that alternative technologies, particularly graphics-capable computers, together with the abandoning of text terminals by both IBM and HP, have eroded the total available market. For 2004, the last year for which the Company has data, annual units shipped into the text market was estimated to be between 100,000 to 130,000 units. The Company believes the market for general purpose text terminals will continue to erode at 20-30% annually. The decline in text sales has resulted in a consolidation of former competitors, as well as the outsourcing of production from original equipment manufacturers to the remaining industry participants. Although industry data is not available, the Company believes its market share to be approximately 30%, with Wyse Technologies ("Wyse"), a Taiwanese company, holding an approximate 45% market share. In the period just prior to the bankruptcy filing, the Company believed the relative market shares of Boundless and Wyse were approximately equal at 35% each. The Company believes that the market will continue to decline and therefore lead to additional consolidation. Any market share increases for the Company will come at the expense of current industry competitors. General Display Terminal customer purchase criteria are based on quality, availability, customization, compatibility with other terminals, and price. The Company holds the leadership position in this market.

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

Employees

      At March 31, 2006, the Company had approximately 31 full-time employees engaged as follows: 3 in product design and engineering, 21 in manufacturing and repair services, 2 in sales, systems services and marketing and 5 in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.

ITEM 1A. RISK FACTORS

The following factors relating to the Company, its business and management should carefully be considered in evaluating the Company and its prospects.

      Organizational restructuring. The Company has undergone significant organizational restructuring and it faces substantial operational challenges. We are in the process of evaluating our future strategic direction. We have been forced to take drastic actions to reduce operating costs and preserve our remaining cash. For example, in March 2003 we effected a reduction in force that reduced our workforce from approximately 125 to 70 employees. Subsequent actions further reduced the number of employees to approximately 31. The elimination of certain engineering and other personnel may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand.

      Going Concern Modification. The reports of our independent registered public accounting firms contained in the Report on Form 10-K for the years ended 2001 through and including 2005 contain a going concern modification.

      Recent Operating Losses. We have incurred operating losses in our last six fiscal years. There can be no assurance that we will be able to achieve or sustain profitable operations in the future.

      Tax Implications of Bankruptcy. Certain tax implications of our bankruptcy and reorganization may increase our tax liability. Certain U.S. tax attributes of Boundless, including net operating loss carryovers, or NOLs, have been reduced or eliminated as a consequence of our bankruptcy and reorganization. The elimination or reduction of NOLs and such other tax attributes may increase the amount of tax payable by Boundless following its reorganization as compared with the amount of tax payable had no such reduction been required.

      Debt Structure and Liquidity. As of December 31, 2005, we had a tangible net worth deficit of $15,006,107 and total liabilities of $17,009,717. In addition, as of December 31, 2005, we had a working capital deficit of $9,568 excluding $14,586,204 of liabilities subject to compromise in the bankruptcy.

      Strategy. Industry-wide sales of general purpose text terminals have been declining over the past years. Approximately 90% of the Company's sales for the fiscal year ended December 31, 2005 were of general purpose text terminals. Recognizing the impact of this decline on our profitability and liquidity, we are advancing the strategies discussed above. There can be no assurance our strategy will be successful.

      Dependence Upon Key Personnel. Our success will depend upon our key management, sales and technical personnel. We do not have employment contracts with any of our employees. In addition, we believe that, to succeed in the future, it will be required to continue to attract, retain and motivate additional skilled executive and technical sales and engineering employees who are in short supply because of great demand throughout the industry for their services. The loss of any of our existing key personnel or the inability to attract and retain key employees in the future could have a material adverse effect on our business.

      New Products and Technological Change. The computer industry is characterized by a rapid rate of product improvement, technological change and product obsolescence. Inventory management is critical to decreasing the risk of being adversely affected by obsolescence and there is no assurance that our inventory management and flexible manufacturing systems will adequately protect against this risk.

      Dependence Upon Suppliers; Trade Terms; Shortages of Subassemblies and Components. We purchase subassemblies and components for our products almost entirely from more than 40 domestic and Far East suppliers. As a result of our financial condition, the majority of our purchases are transacted under "cash-in-advance" terms. Prior to our reorganization, certain important suppliers altered a number of ordinary trade terms, including shortening the length of time required to pay for goods and services and the imposition of restrictive credit requirements. We cannot assure that our suppliers will not impose further restrictive pricing and trade terms and policies in the future. Such terms could adversely affect our ability to grow our business.

      While there are at least two qualified suppliers for the subassemblies and components that are made to our specifications, we generally source such items from a single supplier so that we can take advantage of volume discounts and more easily ensure quality control. We estimate that the lead-time required before an alternate supplier can begin providing the necessary subassembly or component would generally be between six to ten weeks. The disruption of our business during such period of lead-time could have a material adverse effect on our sales and results of operations. Purchases from Radiance Electronics, Ansen Corporation and Video Display Corporation accounted for approximately 39%, 18% and 9%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components in 2005.

      Our adoption of "fresh-start" accounting may make evaluating our financial position and results of operations, as compared to prior periods, more difficult. Upon our emergence from bankruptcy pursuant to the Plan of Reorganization we will implement "fresh-start" accounting. In accordance with "fresh-start" accounting, all assets and liabilities will be restated to reflect their respective estimated fair values. As a result, the consolidated financial statements for our reorganized company starting on and going forward from our emergence from bankruptcy will not be comparable to our consolidated financial statements for the periods prior to our emergence. The change in our accounting principles may make it more difficult to compare our operations to prior periods.

      Fluctuations in Quarterly Results. Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future due to a number of factors, including: (i) timing of new product introductions by us and our competitors; (ii) changes in the mix of products sold; (iii) availability and pricing of subassemblies and components from third parties; (iv) timing of orders; (v) difficulty in maintaining margins; and (vi) changes in pricing policies by us, our competitors or suppliers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

      As of December 31, 2005, the Company's administrative offices and manufacturing and service activities are currently conducted in a leased facility of approximately 32,000 square feet of space in Farmingdale, New York. The lease expires February 28, 2009, and calls for an annual base rent of $216,000 in the first year of the agreement, escalating to $243,200 in the fifth year. The Company leases one other small facility in Atlanta, Georgia for depot repair and support services. The annual lease commitment for this facility is not material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of stockholders of the Company through the solicitation of proxies or otherwise for the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock, $.01 par value, ("Common Stock") had previously traded on The American Stock Exchange ("AMEX") under the symbol BND. However, as a result of the delisting of our securities, the last day of trading on the AMEX was April 9, 2003. The Company's securities have traded on the pink sheets since then under the symbol BDLSQ.PK.

      Our Common Stock is subject to the Penny Stock Rules of the SEC. Trading in our securities has been conducted on the Pink Sheets. As a result, an investor may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our securities.

      In addition, as the trading price of our common stock has been less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under that rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including (a) a requirement that they make an individualized written suitability determination for the purchaser and (b) receive the purchaser's written consent prior to the transaction.

      The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on The NASDAQ SmallCap Market that has a market price of less than $5.00 per share), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks therewith. Such requirements could severely limit the market liquidity of our securities and the ability of stockholders to sell their securities in the secondary market.

      As of March 31, 2006 there were approximately 625 holders of record of the Company's Common Stock. Price per share information for all of 2004 and 2005 were as reported by CBS Marketwatch.

Year Ended December 31, 2005:                                 High         Low
                                                              ----         ---

             First quarter.............................     Nil          Nil
             Second quarter............................     Nil          Nil
             Third quarter.............................     Nil          Nil
             Fourth quarter............................     Nil          Nil

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

The last sale price of the Company's Common Stock on March 31, 2006 was $ 0.00.

      The Company believes its presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future investments in any Company security.

Recent Sales of Unregistered Securities

      None

Dividend Policy

      The Company presently anticipates that all of its future earnings, if any, will be retained for development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, restrictions on the payment of dividends imposed by its lenders, future earnings, capital requirements, the general financial condition of the Company, and general business conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The consolidated balance sheet data and the consolidated statement of operations data as of and for the year ended December 31, 2001 are derived from the consolidated financial statements which were audited by BDO Seidman, LLP, an independent registered public accounting firm. The consolidated balance sheet data and the consolidated statement of operations data as of and for the years ended December 31, 2005, 2004, 2003 and 2002 are derived from the consolidated financial statements which were audited by BP Audit Group, PLLC, an independent registered public accounting firm. The selected financial data as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005 should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere herein.

Consolidated Statement of Operations Data
For the years ended December 31:
  (in thousands, except per share data)

                                                       2005          2004          2003           2002         2001
                                                     --------      --------      --------      --------      --------
Total revenues                                       $  5,989      $  7,309      $ 11,750      $ 26,843      $ 59,581

Gross margin (loss)                                     1,448         1,852           788          (537)        6,283

Interest expense                                          185           129           804         1,402         1,599
Reorganization items                                      406           484           655            --            --
Gain on restructuring of payables                          --            --            --        (3,924)           --
Income tax expense                                         --            --            --            --         1,383
Loss from continuing
   operations                                            (101)          (28)       (3,579)       (7,623)       (8,792)
Loss from discontinued operations                          --            --            --            --        (2,150)
                                                     --------      --------      --------      --------      --------
Net loss                                                 (101)          (28)       (3,579)       (7,623)      (10,942)
Accretion on preferred stock                               --            --            99           148            --
                                                     --------      --------      --------      --------      --------
Loss applicable to
   common shareholders                               $   (101)     $    (28)     $ (3,678)     $ (7,771)     $(10,942)
                                                     ========      ========      ========      ========      ========

Loss per common share from
   continuing operations:

Basic and diluted                                    $  (0.02)     $     --      $  (0.55)     $  (1.21)     $  (1.74)
                                                     ========      ========      ========      ========      ========

Loss per common share:

Basic and diluted                                    $  (0.02)     $     --      $  (0.55)     $  (1.21)     $  (2.17)
                                                     ========      ========      ========      ========      ========

Consolidated Balance Sheet Data
At December 31:
(in thousands)
Working capital (deficit)                            $    (10)     $    632      $    (39)     $ (9,775)     $(16,473)
Total assets                                            2,004         3,010         4,138        13,236        33,215
Revolving credit loan (short-term)                         --            --            --            --         8,507
Current maturities of long-term debt                       --           350           837         3,142         6,855
Liabilities and other items subject to
   compromise                                          14,586        14,622        13,207            --            --
Long-term obligations                                     450           953         1,581         8,294           833
Mandatorily redeemable preferred
   stock                                                   --            --            --         1,554            --
Stockholder's deficit                                 (15,006)      (14,905)      (14,877)      (11,199)       (4,143)

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

Basis of Presentation

      Boundless Corporation is a holding company whose principal subsidiaries are Boundless Technologies, Inc. and Boundless Manufacturing Services, Inc. The consolidated financial statements include the accounts of all of the Company's majority-owned subsidiaries. We sometimes collectively refer to Boundless Corporation, together with our consolidated subsidiaries, as "we," "Boundless" or the "Company." All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Sales returns and other allowances, allowance for doubtful accounts.

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

            During 2004 the Company reduced the allowance for doubtful accounts by $117, due primarily to accounts receivable collection activity which reduced the value of outstanding receivables aged greater than 90 days. In 2005, the Company increased the allowance for doubtful accounts by $56 due to the aging of receivables from UCSI. At December 31, 2005, the allowance for doubtful accounts was $544 as compared to $501 at December 31, 2004.

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

      In 2003 the Company placed non-cancellable purchase orders for components in an amount which, based on the Company's policies, required the Company to record additions to the inventory valuation allowance of $522. Continued utilization of this component throughout 2004 and 2005 allowed the Company to reduce the inventory valuation allowance by $109 in 2004 and $175 in 2005. At December 31, 2005, the manufacturing inventory valuation allowance was $618.

Deferred Taxes

      The carrying value of the Company's net deferred tax assets is based on assumptions as to whether the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on applicable estimates and assumptions to utilize its existing loss carry-forwards. If these estimates and related assumptions change in the future, the Company may be required to record applicable adjustments to the valuation allowances against its deferred tax assets resulting in income tax credits in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for changes in the valuation allowances quarterly. For the years ended December 31, 2005, 2004 and 2003 the Company has recorded valuation allowances at 100% of its deferred tax assets.

Results of Operations

Years Ended December 31, 2005 and 2004

      Revenues: Revenues for the year ended December 31, 2005 were $5,989, as compared to $7,309 for the year ended December 31, 2004. The decline in revenue is attributable to a reduction in sales of the Company's text terminals products, as customers moved to alternative technologies, including graphic displays.

      Sales of the Company's General Display Terminals declined by 16% to $5,360 for the year ended December 31, 2005 from $6,400 for the year ended December 31, 2004.

      Customer Services revenue for 2005 was $595 compared to $669 in 2004, a decline of 11%. Customer services revenue includes the sale of spare parts, repair of product outside of the warranty period, and the sale of multi-year warranty contracts. Historically, customer service revenue has been driven from the sales of the Company's text terminal products.

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

During 2005 the Company recorded EMS revenue of $23.

      Ingram Micro and 1st Solutions were the Company's most significant customers in 2005, accounting for approximately 19% and 11%, respectively, of the Company's total revenue. Hewlett Packard, Ingram Micro and Jetstar contributed 16%, 14% and 11%, respectively of Company revenues in 2004.

      Gross Margin. Gross margin for the year ended December 31, 2005 was $1,448 (24% of revenue), as compared to gross margin for the year ended December 31, 2004 of $1,852 (25% of revenue). Product margins and revenue mix remained relatively constant between the two years; however, fixed overhead expenses in 2005, primarily non-direct labor personnel expenses and depreciation, were 16% of Company revenue as compared to 15% of revenue in 2004, resulting in a decline in gross margin as a percent of revenue from 2004 to 2005.

      Gross margin in future periods may be affected by several factors such as sales volume, shifts in product mix, pricing strategies and absorption of manufacturing costs.

      Changes in retail pricing did not have a material adverse effect on the Company's gross margin in 2005 or 2004. In a continuing effort to maintain and improve margins in an industry otherwise characterized by commodity pricing, management has focused on quality, flexibility, and product cost reductions.

      From time-to-time margins are adversely affected by industry shortages of key components. The Company emphasizes product and cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best component prices available. See "Asset Management."

      Total Operating Expenses. For the year ended December 31, 2005, operating expenses, excluding interest and reorganization expenses, were $1,146 (19% of revenue), compared to expenses for 2004 of $1,434 (20% of revenue).

      Sales and Marketing Expenses. Sales and marketing expenses decreased 8% to $271 (5% of revenue) for the year ended 2005 from $295 (4% of revenue) for the year ended December 31, 2004. The decrease is attributable to the reorganization of the Company which resulted in a major reduction in personnel and marketing programs.

      Boundless Technologies promotes its products by means of a balanced mix of direct mail, telemarketing and cooperative channel marketing programs. Boundless Manufacturing promotes its services through its direct sales force.

      General and Administrative Expenses. General and administrative expenses decreased 33%, or $322, to $667 (11% of revenue), from $989 (14% of revenue) for the periods ending December 31, 2005 and 2004, respectively. The decrease stems from reductions in personnel costs, travel and professional services.

      Research and Development Expenses. Research and development expenses increased to $208 in 2005 from $150 in 2004. Because General Display Terminals are mature products, development activities over the past year have only included enhancements to the existing product family. Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which is expected to own 100% of the Company upon confirmation of the Company's plan of reorganization. In addition, the Company incurred research and development costs of $27 and $102, respectively; which expenses are included in "Loss on reimbursement of employee services" on the Company's statement of operations, as these costs were components of that reimbursement.

      Interest Expense. Interest expense amounted to $185 for the year ended December 31, 2005 compared to $129 for 2004. During all of 2004 and through January 31, 2005, the Company's working capital requirements were satisfied through the use of cash collateral authorized by the bankruptcy court as part of the settlement stipulation with Valtec. The settlement stipulation required weekly cash payments to Valtec of $8 and annual interest on the outstanding balance of the Valtec debt of 8%. As of January 31, 2005, the Company entered into an agreement with Valtec to terminate its debtor-in-possession ("DIP") financing and to release their liens on our personal property. At the same time, the Company entered into another secured DIP financing agreement with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property. The original term of the EGC Agreement was one year; and, on January 31, 2006, the EGC Agreement was extended for an additional six months.

      Under the EGC Agreement, the annual interest rate is 6% above the prime rate announced by Citibank, N.A. and we are required to pay a monthly service fee equal to three quarters of one percent (0.75%) of the face value of invoices assigned to EGC for the preceding month. The EGC Agreement required us to pay minimum monthly interest of $8 even though our actual borrowings may have resulted in a lesser interest charge. As part of the negotiations to extend the EGC Agreement, the minimum monthly interest was reduced to $5 beginning February 1, 2006.

      Loss on reimbursement of employee services. Beginning in the first quarter of 2004 the Company agreed to provide resources, principally Company employees, to UCSI to allow it to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which is expected to own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. For 2004 the Company charged UCSI $255 and incurred estimated expenses of $306, resulting in a loss on reimbursement of employee services of $51.

      In May 2005 the Company discontinued the arrangement with UCSI, directing its resources toward development of new products to address the emerging RFID marketplace. For the period January 1, 2005 through May 31, 2005 the Company charged UCSI $50 and incurred estimated expenses of $58, resulting in a loss on reimbursement of employee services of $8.

      Other Credits. Credits for the year ended December 31, 2005 were $197 and include $20 from the overpayment in prior years of personal property taxes on the Company's former manufacturing facility and equipment in Florida. In addition, in 2003 the Company placed non-cancellable purchase orders for components in an amount which, based on the Company's policies, required the Company to record additions to the inventory valuation allowance of $522. Continued utilization of this component throughout 2004 and 2005 allowed the Company to reduce the inventory valuation allowance by $109 in 2004 and $175 in 2005. Credits for the year ended 2004 were $218 and included the reduction in reserves for trade receivables of $117 and inventory of $109.

      Reorganization Items. For the year ended December 31, 2005 the Company recorded net reorganization expenses of $406. The expenses for 2005 include $300 for legal fees associated with the Company's bankruptcy filing, $30 in fees to the United States Trustee administering the case and $37 relating to facility relocation expenses. For the year ended December 31, 2004 the Company recorded net reorganization expenses of $485. The expenses for 2004 include $278 for legal fees associated with the Company's bankruptcy filing and $157 of expenses relating to the relocation of the Company's manufacturing operations.

      Income Tax Expense/Credit. Due to the net losses, the Company did not record an income tax expense or credit for either of the years ended December 31, 2005 and 2004. The Company has provided a valuation allowance against the total amount of the net deferred tax assets due to the uncertainty of future realization.

      Net Loss. For the year ended December 31, 2005, the net loss was $101, compared to a net loss of $28 for the year ended December 31, 2004.

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

      Loss on reimbursement of employee services. Beginning in the first quarter of 2004 the Company agreed to provide resources, principally Company employees, to UCSI to allow it to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which is expected to own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. For 2004 the Company charged UCSI $255 and incurred estimated expenses of $306, resulting in a loss on reimbursement of employee services of $51.

      Loss on extinguishment of debt. In connection with the bankruptcy filing, during the quarter ended March 31, 2003, the Company obtained debtor-in-possession financing with Valtec Capital, LLC and wrote off $289 of capitalized debt financing costs associated with the asset-based lending agreement with the Company's prior lender.

      Other Credits. Credits for the year ended 2004 were $218 and included the reduction in reserves for trade receivables of $117 and inventory of $109. Credits for the year ended December 31, 2003 were $193

      Reorganization Items. For the year ended December 31, 2004 the Company recorded net reorganization expenses of $485. The expenses for 2004 include $278 for legal fees associated with the Company's bankruptcy filing and $157 of expenses relating to the relocation of the Company's manufacturing operations. For the year ended December 31, 2003 the Company recorded net reorganization expenses of $655. The expenses for 2003 include $1,298 for legal fees associated with the Company's bankruptcy filing and $685 of gains from the sale of assets.

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

      The Company is highly leveraged. As of December 31, 2005, the Company had a tangible net worth deficit of $15,006 and total liabilities of $17,010. The Company had a working capital deficit, inclusive of liabilities and other items subject to compromise, of approximately $14,596 as of December 31, 2005, compared to working capital deficit of $13,990 as of December 31, 2004. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

      On the Effective Date, the Company shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Boundless Common Stock sufficient to provide Vision with 100% of the Boundless Common Stock issued and outstanding, or to be issued and outstanding, under the Plan (the "Vision Shares"). Such issuance of the Vision Shares shall be deemed to be in full satisfaction of the Vision Claim, which claim was $800, including accrued interest, at December 31, 2005.

      Pursuant to the sale of 100 Marcus Blvd, Hauppauge, New York, Independence Community Bank and JPMorgan Chase will have pre-petition unsecured claims against the Company aggregating approximately $2,271.

      The Company's Plan of Reorganization contemplates an annual payment of cash to holders of allowed unsecured claims (the "Claims"). The Company believes that these Claims aggregate approximately $14,586. Holders of Claims shall receive their Pro Rata share of cash payments in an amount equal to 2% of annual revenues up to and including $7 million, on each of the first, second and third anniversary dates of the Effective Date; and cash payments in an amount equal to 4% of annual revenues exceeding $7 million, on each of the first, second and third anniversary dates of the Effective Date.

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

      At December 31, 2005, the Company had accrued approximately $1,154 primarily for legal assistance throughout the bankruptcy period. As of March 31, 2006, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,450 as of the Effective Date. Upon application for payment pursuant to ss.ss. 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

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

      As of January 31, 2005, the Company entered into an agreement with Valtec to terminate our DIP financing and to release their liens on our personal property. At the same time, the Company entered into another secured DIP financing agreement with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property. The original term of the EGC Agreement was one year; and, on January 31, 2006, the EGC Agreement was extended for an additional six months.

      Under the EGC Agreement, the annual interest rate is 6% above the prime rate announced by Citibank, N.A. and we are required to pay a monthly service fee equal to three quarters of one percent (0.75%) of the face value of invoices assigned to EGC for the preceding month. The EGC Agreement required us to pay minimum monthly interest of $8 even though our actual borrowings may have resulted in a lesser interest charge. As part of the negotiations to extend the EGC Agreement, the minimum monthly interest was reduced to $5 beginning February 1, 2006.

      The Company's total cash and cash equivalents decreased approximately $110 to $14 at December 31, 2005 from $124 at the end of fiscal 2004. Income before reorganization items of $305, net of non-cash effects of $92, provided $213 of the $750 in cash generated from operating activities in fiscal 2005. Changes in current assets and liabilities also contributed to the increase in cash from operating activities by $537 as follows: reductions in trade and other receivables of $459, cash on deposit with the Company's prior lender of $271, and inventories of $399. These increases to cash provided by operations were offset by a decline in accounts payable and accrued expenses of $505 and increases in other assets of $87.

Net cash used in reorganization activities in fiscal 2005 was $274, composed of $300 related to legal expenses, $30 in expenses associated with the U.S. Trustee administering the bankruptcy case, $37 related to the relocation of the Company's manufacturing facility and miscellaneous bankruptcy expenses of $39. These expenses were offset by increases in accrued liabilities, principally for legal expenses of $132.

Net cash used in investing activities in fiscal 2005 consisted of $29 for the purchase of machinery and equipment.

Net cash used in financing activities amounted to $557 in fiscal 2005, which amount included repayments of the Company's prior DIP debt in the amount of $653, offset by net borrowings under the Company's current DIP financing agreement in the amount of $96.

                                                            For the fiscal years ended December 31,
                                                               2005           2004           2003
                                                            ---------      ---------      ---------
Net cash provided by (used in) operating activities         $     750      $     651      $    (617)
Net cash provided by (used in) reorganization activities         (274)          (211)            25
Net cash provided by (used in) investing activities               (29)           (15)           117
Net cash provided by (used in) financing activities              (557)          (674)           844
                                                            ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents        $    (110)     $    (249)     $     369
                                                            =========      =========      =========

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

Capital Commitments.

      Following is a summary of our material contractual cash obligations, including operating lease commitments and accrued interest (which are sometimes referred to as "off-balance sheet debt") as of December 31, 2005.

                                            Less than         Years           Years
                                             one year        2 and 3         4 and 5          Total
                                           -----------     -----------     -----------     -----------
Long-term debt                             $       296     $       450     $        --     $       746
Operating leases                                   228             477              41             746
                                           -----------     -----------     -----------     -----------
Total contractual cash obligations         $       524     $       927     $        41     $     1,492
                                           ===========     ===========     ===========     ===========

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

Key metrics:

                                                                December 31,     December 31,     December 31,
                                                               --------------   --------------   -------------
                                                                    2005             2004            2003
                                                               --------------   --------------   -------------
Days of sales outstanding in accounts receivable                           40               59              28
Days of supply in inventory                                                69               72              68
Days of purchases outstanding in accounts payable                          (4)              (3)            (30)
                                                               --------------   --------------   -------------

Cash conversion cycle                                                     105              128              66
                                                               ==============   ==============   =============

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

      The increase in DSO from 2003 to 2004 is a result of increased sales to Ingram Micro, which pays its obligations on net 60 day terms, and who contributed approximately 14% of total revenue for the year ended December 31, 2004 as compared to 6% of revenue for the year ended December 31, 2003. During 2005 collection efforts with Ingram Micro resulted in reducing the percentage of its receivables aged greater than 60 days from 51% to 20%.

      The decrease in DPO from 2003  through 2005 is a result of the  bankruptcy
filing  and  the  change  in  the  Company's   payment  terms  for  material  to
cash-in-advance.

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

      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". FIN No. 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. The Company does not believe that FIN No. 47 will have a material effect on its consolidated financial statements.

      In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations," that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive"). In the second quarter of 2005, the company adopted FSP FAS 143-1 in those European Union (EU) member countries that transposed the Directive into country-specific laws. In the third quarter of 2005, the company adopted FSP FAS 143-1 in several additional EU-member countries that enacted country-specific laws in the current reporting period. The adoption of the FSP in the second and third quarter of 2005 did not have a material effect on the company's consolidated financial statements. As of the end of the current quarter, the majority of the EU-member countries have transposed the Directive into country-specific laws. The effect of applying FSP FAS 143-1 in the remaining countries in future periods is not expected to have a material effect on the company's consolidated financial statements.

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006. The adoption of this statement is not expected to effect the company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates is related primarily to the Company's revolving credit facility and long-term debt obligations.

      The Company places its investments with high credit quality issuers and, by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2005 the Company's investments consisted of cash balances maintained in its corporate account with JPMorganChase Bank.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 15(a)(1) and (2) of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

      An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures were effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      A review of the Forms 3, 4 and 5 filed or due with the Commission in 2005 indicates that each of Frank Stephens, Richard Bowman, John Ryan, and Joseph
Gardner did not file a Form 5 as required  under  section  16(a) of the Exchange
Act.

ITEM 11. EXECUTIVE COMPENSATION

      The table below discloses all cash compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer, each of whom earned more than $100,000 for services rendered in all capacities to us during the fiscal year ended December 31, 2005 (collectively, the "named executive officers"). In addition, it provides information with respect to the compensation paid by us to the named executive officers during 2004 and 2003.

                           Summary Compensation Table

                                                                                        Long-Term
                                                    Annual Compensation               Compensation
                                         ----------------------------------------     ------------
Name and Principal                                                   Other Annual                          All Other
Position                       Year        Salary          Bonus     Compensation      Options(#)       Compensation
--------                       ----        ------          -----     ------------      ----------       ------------
Joseph Gardner               12/31/05     $133,954           --           --                 --                --
Vice President-Finance       12/31/04     $128,762           --           --                 --                --
Chief Financial Officer      12/31/03     $136,610           --           --                 --                --

John D. Ryan                 12/31/05     $133,954           --           --                 --                --
Acting Chief Executive       12/31/04     $128,762           --           --                 --                --
Officer                      12/31/03     $ 88,990           --           --                 --                --

Employment Agreements and Change-in-Control Arrangements

      None

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

                        Option Grants in Last Fiscal Year

      The Company did not grant options to the named executive officers during the fiscal years ending December 31, 2005.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

      The following table provides information on the value of the named executive officers' unexercised options to purchase shares of Common Stock at December 31, 2005. No options were exercised during the year.

                                                                                            Value of Unexercised
                                                   Number of Unexercised Options           In-the-Money Options at
                                                      at December 31, 2005 (#)             December 31, 2005 ($)(1)
                                                   ------------------------------      ------------------------------
                         Shares
                      Acquired on      Value
     Name             Exercise(#)    Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
     ----             -----------    --------      -----------      -------------      -----------      -------------
Joseph Gardner              0            0              72,833          4,167              --                --
John D. Ryan                0            0              82,833          4,167              --                --

(1)   The last sale price of the  Company's  Common  Stock on December 31, 2005,
      $0.00.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 31, 2006, by (i) each of the Company's directors and "named executive officers,"
(ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Except as indicated each such person has sole voting and investment powers with respect to his and her shares. The address of Unique Co-Operative Solutions Inc./ Oscar L. Smith is 9185 Bond, Overland Park, KS 66214. The address of Neoware Systems, Inc. is 400 Feheley Dr., King of Prussia, PA 19406.

                                               Number of Shares                  Percentage of
Name of Beneficial Owner                      Beneficially Owned               Outstanding Shares
------------------------                      ------------------               ------------------
Unique Co-Operative Solutions, Inc./
  Oscar L. Smith                                   1,002,389 (1)(3)                  14.8%
J. Gerald Combs                                      905,923 (2)(3)(6)               12.0%
JPMorganChase                                        750,000 (5)                     11.2%
Neoware Systems, Inc                                 383,335 (4)                      5.7%
Valtec Capital Corp.                                 400,000 (8)                      5.6%
John D. Ryan                                         173,122 (3)                      2.5%
Joseph Gardner                                        86,991 (3)                      1.3%
J. Frank Stephens                                     87,293 (3)(7)                   1.3%
Richard Bowman                                        60,000 (3)                      0.9%
All current directors and executive                  407,406                          5.9%
  officers as a group
  (four individuals)

----------
(1) Includes 41,667 shares issuable upon the exercise of a warrant. The warrant was granted June 4, 2001, in connection with a sale of our common stock. The warrant vested immediately, has an exercise price per share of common stock of $1.30, and expires five years following the date of grant.

(2)   Resigned as the Chief Executive  Officer of the Company  effective January
      2002.

(3) Includes or consists of shares of Common Stock issuable upon exercise of options as follows: Mr. Smith: 25,000; Mr. Combs: 480,000; Mr. Ryan:
      82,083; Mr. Gardner: 72,083; Mr. Bowman: 25,000; and Mr. Stephens: 43,000.
      Includes or consists of shares of Common Stock issuable upon exercise of warrants as follows: Mr. Combs: 5,834; Mr. Ryan: 3,889; and Mr. Gardner:
      1,945.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), were $240 for the year ended December 31, 2004, and $23 for the year ended December 31, 2005. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc. ("Vision"). The Company's Plan of Reorganization, assuming approval by the Bankruptcy Court, contemplates that Vision will own 100% of the Company. Mr. Smith currently owns approximately 15% of the outstanding common stock of the Company.

      Beginning in the first quarter of 2004, the Company recognized that certain of its employees were underutilized, and outsourced a portion of this underutilization to UCSI. In the absence of this arrangement, the Company would have absorbed the entire expense of the underutilization. For the year ended December 31, 2004, these costs were estimated to be $306 for which the Company charged UCSI $255. The $255 charged by the Company was less than the estimated personnel and personnel related expenses. The resulting loss of $51 is reported in the statement of operations. The Company discontinued its arrangement with UCSI in May 2005. For the period January 1, 2005 through May 31, 2005, the Company charged UCSI $50 and incurred personnel and personnel related expenses of $58. The resulting loss of $8 is reported in the statement of operations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Accountant Fees

      The aggregate fees billed for professional services rendered by BP Audit Group and by BDO Seidman, LLP for the years ended December 31, 2005, 2004 and 2003 are as follows (amounts in dollars):

                                                2005         2004         2003
                                             ---------    ---------    ---------
BP Audit Group
Audit fees                                   $  52,250    $  58,356    $  71,863
Audit-related fees                              15,893       10,427           --
Tax fees                                         7,127       15,384           --

                                             ---------    ---------    ---------
                                                75,270       84,167       71,863
                                             ---------    ---------    ---------

BDO Seidman, LLP
Audit fees                                                                 2,500
Audit-related fees                                                            --
Tax fees                                                                      --

                                             ---------    ---------    ---------
                                                    --           --        2,500
                                             ---------    ---------    ---------
Total Independent Accountant Fees
Audit fees                                      52,250       58,356       74,363
Audit-related fees                              15,893       10,427           --
Tax fees                                         7,127       15,384           --

                                             ---------    ---------    ---------
                                             $  75,270    $  84,167    $  74,363
                                             =========    =========    =========

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
                                                                       -------

(a)   (1)(2)   Financial Statements and Schedules

               Index to Consolidated Financial Statements and
               Financial Statement Schedules                                F-1

      All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial
      Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the Year ended December 31, 2005 or is not applicable or required.

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

Exhibit No.*    Description of Exhibit
------------    ----------------------

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

[2] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

[3] Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

[4] Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

[5] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

[6] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

[7] Incorporated by reference to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed January 31, 2002.

Exhibit No.*    Description of Exhibit
------------    ----------------------

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

Date: April 13, 2006

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

/s/ John D. Ryan         Acting Chief Executive Officer               April 13, 2006
---------------------
John D. Ryan

/s/ Joseph Gardner       Vice President - Finance, Chief Financial
---------------------    Officer (Principal Accounting Officer)       April 13, 2006
Joseph Gardner

/s/ Richard Bowman       Director                                     April 13, 2006
---------------------
Richard Bowman

/s/ Frank Stephens       Chairman, Board of Directors                 April 13, 2006
---------------------
Frank Stephens

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004            F-3

Consolidated Statements of Operations
for the years ended December 31, 2005, 2004 and 2003                    F-4

Consolidated Statements of Changes in Stockholders' Deficit
for the years ended December 31, 2005, 2004 and 2003                    F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2005, 2004 and 2003                    F-6

Notes to Consolidated Financial Statements                              F-8-22

Schedule II - Valuation and Qualifying Accounts                         S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Boundless Corporation (Debtor-in-Possession)
Farmingdale, New York

We have audited the accompanying consolidated balance sheets of Boundless Corporation and Subsidiaries (Debtor and Debtors-in-Possession) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the three-year period then ended. We have also audited the schedule of valuation and qualifying accounts for each of the years ended December 31, 2005, 2004 and 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boundless Corporation and Subsidiaries (Debtor and Debtors-in-Possession) as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years in the three-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule of valuation and qualifying accounts presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company and its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code on March 12, 2003. The Company has suffered substantial losses from operations in each of its last six fiscal years. In addition, as of December 31, 2005, the Company has a stockholders' deficit of $15,006,107 and has a working capital deficit of $9,568, excluding liabilities and other items subject to compromise of $14,586,204. These factors raise substantial doubt about the Company's ability to continue as a going concern. Although the Company and its subsidiaries are currently operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is first contingent upon the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and emerge from bankruptcy protection and then subsequently, among other things: (1) the ability of the Company to restructure the terms of its secured debtors-in-possession financing, thereby reducing its cost of borrowing; (2) the ability of the Company to negotiate trade financing with suppliers at acceptable terms; (3) the ability of the Company to negotiate contracts for the sale of its manufacturing services to customers to provide additional liquidity for operations; (4) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; and (5) the ability of the Company to achieve profitability. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BP Audit Group, PLLC

Farmingdale, NY

March 31, 2006

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                           CONSOLIDATED BALANCE SHEETS
                          At December 31, 2005 and 2004
                                 (in thousands)

ASSETS
                                                               -----------     -----------
                                                                   2005            2004
                                                               -----------     -----------
Current assets:
  Cash and cash equivalents                                    $        14     $       124
  Cash on deposit with lender                                           --             271
  Trade accounts receivable, net                                       657           1,150
  Acounts receivable affiliates                                         92              92
  Other receivables                                                     95             117
  Inventories (Note 3)                                                 870           1,094
  Prepaid expenses and other current assets                            146              59
                                                               -----------     -----------
     Total current assets                                            1,874           2,907
Property and equipment, net (Note 4)                                   130             103
                                                               -----------     -----------
    Total assets                                               $     2,004     $     3,010
                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
  Current portion of long-term debt                            $       296     $       350
  Accounts payable                                                      50              44
  Accrued salaries                                                      73              86
  Accrued legal fees                                                 1,154           1,029
  Purchase order commitments                                            50             561
  Accrued payroll and sales tax payable                                 28              30
  Accrued warranty                                                      30              18
  Other accrued liabilities (Note 6)                                   203             157
                                                               -----------     -----------
     Total current liabilities                                       1,884           2,275
Long-term liabilities:

  Long-term debt, less current maturities (Note 8)                     450             953
  Deferred credits                                                      90              65
  Items subject to compromise:
  Manditorily redeemable preferred stock (Note 7 & 9)                1,652           1,652
  Liabilities subject to compromise (Note 7)                        12,934          12,970
                                                               -----------     -----------
         Total liabilities                                          17,010          17,915
                                                               -----------     -----------

         COMMITMENTS AND CONTINGENCIES (Notes 1, 12 and 13)

Stockholders' deficit: (Note 9)
  Common stock                                                          67              67
  Additional paid-in capital                                        35,844          35,844
  Accumulated deficit                                              (50,917)        (50,816)
                                                               -----------     -----------
     Total stockholders'  deficit                                  (15,006)        (14,905)
                                                               -----------     -----------
    Total liabilities and stockholders' deficit                $     2,004     $     3,010
                                                               ===========     ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the Years Ended December 31, 2005, 2004 and 2003
                      (in thousands, except per share data)

                                                             ----------     ----------     ----------
                                                                2005           2004           2003
                                                             ----------     ----------     ----------
Revenue:
  Product sales                                              $    5,371     $    6,400     $   10,718
  Services                                                          618            909          1,032
                                                             ----------     ----------     ----------
    Total revenue                                                 5,989          7,309         11,750
                                                             ----------     ----------     ----------
Cost of revenue
  Product sales                                                   4,298          5,010         10,165
  Services                                                          243            447            797
                                                             ----------     ----------     ----------
    Total cost of revenue                                         4,541          5,457         10,962
                                                             ----------     ----------     ----------

     Gross margin                                                 1,448          1,852            788
                                                             ----------     ----------     ----------

Operating expenses
  Sales and marketing                                               272            295            610
  General and administrative                                        667            989          2,032
  Research and development                                          208            150            170
  Interest expense (excludes contractual interest of $67,
    $64 and $49 not recognized in 2005, 2004 and 2003)              185            129            804
                                                             ----------     ----------     ----------
                                                                  1,332          1,563          3,616
                                                             ----------     ----------     ----------
                                                                    116            289         (2,828)
Other expense (credits)
  Loss on reimbursement of employee services
    (net of reimbursement of $50 and $255 in
    2005 and 2004)                                                    8             51             --
  Loss on extinguishment of debt                                     --             --            289
  Other credits                                                    (197)          (218)          (193)
                                                             ----------     ----------     ----------
Income (loss) before reorganization items                           305            456         (2,924)

Reorganization items (Note 16)                                     (406)          (484)          (655)
                                                             ----------     ----------     ----------
Net loss                                                           (101)           (28)        (3,579)
  Accretion of preferred stock                                       --             --             99
                                                             ----------     ----------     ----------
Net loss attributable to common stockholders                 $     (101)    $      (28)    $   (3,678)
                                                             ==========     ==========     ==========

Basic and diluted loss per common share                      $    (0.02)    $       --     $    (0.55)
                                                             ==========     ==========     ==========

Basic and diluted weighted average shares outstanding             6,706          6,706          6,706
                                                             ==========     ==========     ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                     Common Stock           Additional
                              -------------------------       Paid-in    Accumulated
                                 Shares        Amount         Capital       Deficit          Total
                              ----------     ----------     ----------   -----------     ----------
Balance, January 1, 2003           6,705             67         35,844       (47,110)       (11,199)
Net loss                                                                     (3,579)        (3,579)
Preferred stock accretion                                                       (99)           (99)
                              ----------     ----------     ----------    ----------     ----------
Balance, December 31, 2003         6,705             67         35,844       (50,788)       (14,877)
Net loss                                                                         (28)           (28)
                              ----------     ----------     ----------    ----------     ----------
Balance, December 31, 2004         6,705             67         35,844       (50,816)       (14,905)
Net loss                                                                        (101)          (101)
                              ----------     ----------     ----------    ----------     ----------
Balance, December 31, 2005         6,705     $       67     $   35,844    $  (50,917)    $  (15,006)
                              ==========     ==========     ==========    ==========     ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                            2005            2004           2003
                                                                        -----------     -----------     -----------
Cash flows from operating activities:
  Income (loss) before reorganization items                                     305             456          (2,924)
  Adjustments to reconcile income (loss) before reorganization items to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 2              43             800
    Write-off of debt financing costs                                            --              --             289
    Gain on the disposition of assets                                            --              --             (44)
    Change in deferred credits                                                   25            (116)            (94)
    Provision (credit) for doubtful accounts                                     56            (117)            104
    Provision (credit) for excess and obsolete inventory                       (175)           (109)          1,169
Changes in assets and liabilities:
  Cash on deposit with lender                                                   271              57            (328)
  Trade accounts receivable                                                     437            (121)          1,357
  Accounts receivable affiliates                                                  0             (92)             --
  Other receivables                                                              22              26             (60)
  Income tax refunds                                                             --              --               4
  Inventories                                                                   399           1,087            (198)
  Other assets                                                                  (87)            120              71
  Accounts payable and accrued expenses                                        (505)           (583)           (763)
                                                                        -----------     -----------     -----------
Net cash provided by (used in) operating activities
  excluding reorganization items                                                750             651            (617)
                                                                        -----------     -----------     -----------
Cash flows from reorganization activities:
  Reorganization expenses                                                      (406)           (484)           (655)
  Gain on disposition of property and equipment                                  --             (23)           (685)
  Proceeds from disposition of property                                          --              23             189
  Increase in liabilities, net                                                  132             273           1,176
                                                                        -----------     -----------     -----------
Net cash provided by (used in) reorganization activities                       (274)           (211)             25
                                                                        -----------     -----------     -----------
Cash flows from investing activities:
  Capital expenditures                                                          (29)            (15)             --
  Proceeds from sale of assets                                                   --              --             117
                                                                        -----------     -----------     -----------
Net cash provided by (used in) investing activities                             (29)            (15)            117
                                                                        -----------     -----------     -----------
Cash flows from financing activities:
  Net borrowings under new DIP/AR financing                                      96              --           1,572
  Repayments of prior DIP debt                                                 (653)           (674)           (728)
                                                                        -----------     -----------     -----------
Net cash provided by (used in) financing activities                            (557)           (674)            844
                                                                        -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents                           (110)           (249)            369
Cash and cash equivalents at beginning of year                                  124             373               4
                                                                        -----------     -----------     -----------
Cash and cash equivalents at end of year                                $        14     $       124     $       373
                                                                        ===========     ===========     ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                          2005         2004         2003
                                                                       ---------    ---------    ---------
Non-cash investing and financing transactions:
  Refininancing of DIP debt                                            $     599    $      --    $      --
  Asset sale proceeds paid directly to creditors                              --           --        7,000
  Equipment acquisitions funded through debt                                  --           --           --
  Common stock issued in exchange for debt                                    --           --           --
  Manditorily redeemable prefered stock issued in exchange for debt           --           --           --
Cash paid for:
  Interest                                                                   126           91          123
  Taxes                                                                       --            4           --

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

The Company has commenced preliminary negotiations to have one of its inactive, non-operating subsidiaries become acquired through a "reverse merger" by an operating company organized in China which desires to become a public company.

If consummated, approximately 10% of the outstanding common stock of the post-merged company will remain with Boundless, in which case approximately one-half of that interest will be distributed to the unsecured creditors.

In the event that Boundless Technologies is the subsidiary that is "reverse merged" then Boundless will transfer approximately 25,000 of the shares it receives to each of Mr. Stephens and Mr. Bowman, currently directors of the Company.

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

Boundless Technologies principally designs, sells and supports (i) desktop computer display terminals, which generally do not have graphics capabilities, and (ii) other products that are used in multi-user computing environments. Boundless Technologies offers standard and custom models of its general display terminals primarily to retail, financial, telecommunications and wholesale distribution businesses requiring them for data entry and point of sale activities.

Boundless Manufacturing is pursuing opportunities in the electronic manufacturing services ("EMS") marketplace. As of December 31, 2005 and 2004, the Company owned 75% of the outstanding shares of common stock of this subsidiary. Services include supply chain optimization, global supply base management, systems assembly and test, distribution and logistics, repair centers and end-of-life management. Boundless Manufacturing also offers in-house engineering expertise- product design, test development and product development-to significantly reduce time-to-market for original equipment manufacturers ("OEM") customers. Boundless Manufacturing provides a complete supply chain that is designed and built to each customer's specifications. Boundless Manufacturing also has post-manufacturing support capability in New York and Atlanta.

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

On January 31, 2005, the Company entered into an agreement with its secured lender Valtec Capital, LLC, as assignee of Valtec Capital Corporation, to terminate its debtor-in-possession ("DIP") financing and to release its liens on the Company's personal property. At the same time, the Company entered into another secured DIP financing agreement with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of the Company's personal property.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, the new agreement permits the Company to borrow up to 80% of our eligible accounts receivable. Under the agreement, the annual interest rate is 6% above the Citibank, N.A. prime rate. The Company is required to pay a monthly service fee equal to three quarters of one percent (0.75%) of the face value of invoices assigned to EGC for the preceding month. The agreement, which had a term of one year but which was extended for an additional six months, requires minimum monthly interest of approximately $5 even though actual borrowings may result in a lesser interest charge. The Company is responsible for certain fees and fees for early termination of the facility. The maximum availability under the agreement is $1,000.

In return for termination of the prior DIP financing the Company also agreed to pay Valtec Capital a total of $100 for legal fees they incurred during the bankruptcy period. This amount is payable to Valtec Capital on the date that the Plan of Reorganization becomes effective.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Boundless Corporation is a holding company whose principal subsidiaries are Boundless Technologies, Inc. and Boundless Manufacturing Services, Inc. The consolidated financial statements include the accounts of all of the majority-owned subsidiaries. Due to the equity deficits in less than 100% owned subsidiaries, no minority interest is reflected.

All significant intercompany transactions are eliminated. Certain prior year amounts, specifically the presentation of interest expense, have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the Company's income or loss before reorganization items, net loss, or related per share amounts for any period presented.

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents. The Company had $271 classified as "cash on deposit with lender" at December 31, 2004, respectively, representing cash on-hand in a lockbox account under the control of the Company's then lender.

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is provided based on management's analysis of write-off history, aging analysis, and any specific, known troubled accounts. Periodically management's review of this allowance could result in a reduction and corresponding credit to the statement of operations. The Company recorded bad debt expense of $56 in 2005, recorded a credit to bad debt expense of $117 in 2004, and recorded bad debt expense of $104 for the year ended December 31, 2003. The allowance for doubtful accounts was $544 and $501 at December 31, 2005 and 2004, respectively.

Inventory

Boundless values inventory at the lower of cost or market, with cost computed on a first-in, first-out basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the lease or the estimated useful life of the improvement; and machinery and equipment are depreciated over periods ranging from 2 to 15 years. Expenditures that increase the value or extend the life of an asset are capitalized, while costs of maintenance and repairs are expensed as incurred. Gains or losses upon disposal of assets are recognized in the statements of operations.

Beginning January 2005 the Company discontinued recording depreciation expense against machinery and equipment as those assets had reached their estimated salvage value. The Company continues to record depreciation expense against its leasehold improvements.

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

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. In 2005 purchases from Radiance Electronics, Ansen Corporation and Video Display Corporation accounted for 39%, 18%, and 9%, respectively, of the Company's total purchases of material. Purchases from Radiance Electronics, Ansen Corporation and Video Display Corporation, accounted for approximately 34%, 20% and 9%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components in 2004. Purchases from Radiance Electronics, Ansen Corporation and Hewlett Packard, accounted for approximately 24%, 20% and 18%, respectively, of the dollar amount of the Company's total purchases of subassemblies and components in 2003.

Concentration of Credit Risk

The Company is required by SFAS No. 105, "Disclosure of Information about Financial Instruments with Concentrations of Credit Risk," to disclose concentrations of credit risk regardless of the degree of such risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company's cash policy limits credit exposure; however, for limited periods of time during the year bank balances may exceed the FDIC insurance coverage. The Company routinely assesses the financial strength of its customers and as a consequence, believes that its accounts receivable credit risk exposure is limited. No collateral is required. The Company extends credit in the normal course of business to a number of distributors and value-added resellers in the computer industry. The Company had two customers representing 19% and 11% of revenues, respectively, in 2005, three customers representing 16%, 14% and 11% of revenues, respectively, in 2004, and two customer representing 32% and 13% of revenues, respectively, in 2003.

Shipping and Handling

The Company records as revenue all amounts billed to customers for out-bound shipping and handling. All costs associated with in-bound and out-bound shipping and handling are included in cost of revenue.

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expense was $0, $3 and $12 for the years ended December 31, 2005, 2004 and 2003.

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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes and issuances of options and warrants to non-employees for services rendered.

Net Loss Per Common Share

Net  loss  attributable  to  common  stockholders   includes  the  accretion  of
mandatorily redeemable preferred stock in 2003.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material reductions in estimated valuation allowances related to accounts receivable and inventory are reported as "other credits" in the statement of operations.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". FIN No. 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. The Company does not believe that FIN No. 47 will have a material effect on its consolidated financial statements.

In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations," that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive"). In the second quarter of 2005, the company adopted FSP FAS 143-1 in those European Union (EU) member countries that transposed the Directive into country-specific laws. In the third quarter of 2005, the company adopted FSP FAS 143-1 in several additional EU-member countries that enacted country-specific laws in the current reporting period. The adoption of the FSP in the second and third quarter of 2005 did not have a material effect on the company's consolidated financial statements. As of the end of the current quarter, the majority of the EU-member countries have transposed the Directive into country-specific laws. The effect of applying FSP FAS 143-1 in the remaining countries in future periods is not expected to have a material effect on the company's consolidated financial statements.

In the third quarter of 2005, the company adopted SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. The adoption of SFAS No. 153 did not have a material effect on the company's consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006. The adoption of this statement is not expected to effect the company's consolidated financial statements.

3. Inventories

Inventories are stated at the lower of cost or market with costs determined on a first-in first-out basis. On a periodic basis the Company reviews quantities on hand and on order and records a provision for excess and obsolete inventory based on forecasted demand. Should this analysis indicate that the demand for product has increased from previous estimates, a decrease in the reserves would be affected through a credit to the statement of operations. For the year ended December 31, 2005 the Company recorded a credit of $175 for excess and obsolete inventory. For the year ended December 31, 2004 the Company recorded a credit of $109 for excess and obsolete inventory as compared to a provision of $1,169 in 2003.

The major components of inventories are as follows:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    December 31,    December 31,
                                                    ------------    ------------
                                                        2005            2004
                                                    -----------     -----------
Raw materials and purchased components              $     1,004     $     1,584
Finished goods                                              169             126
Manufacturing inventory reserves                           (618)           (935)
Service parts                                               315             319
                                                    -----------     -----------
                                                    $       870     $     1,094
                                                    ===========     ===========

4. Property and Equipment

Property and equipment consists of the following:

                                                    December 31,    December 31,
                                                    ------------    ------------
                                                        2005            2004
                                                    -----------     -----------
Leasehold improvements                              $        17     $        14
Machinery and equipment                                   6,531           6,505
                                                    -----------     -----------
                                                          6,548           6,519
Less accumulated depreciation and amortization            6,418           6,416
                                                    -----------     -----------
                                                    $       130     $       103
                                                    ===========     ===========

Depreciation expense for the years ending December 31, 2005, 2004 and 2003 was $3, $43 and $752, respectively. The Company recorded repairs and maintenance expenses of $3, $13 and $26 for the years ended December 31, 2005, 2004 and 2003.

5. Income Taxes

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Due to the reported net losses, there were no provisions for current or deferred federal or state income taxes for the years ended December 31, 2005, 2004 or 2003.

The benefit from income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

                                                -----------     -----------     -----------
                                                    2005            2004            2003
                                                -----------     -----------     -----------
Federal income tax benefit at statutory rate    $       (34)    $       (10)    $    (1,217)
Losses not producing tax benefits                        34              10           1,217
                                                -----------     -----------     -----------
  Income tax benefit                            $        --     $        --     $        --
                                                ===========     ===========     ===========

The Company has provided a valuation allowance against the total amount of the net deferred tax assets due to the uncertainty of future realization.

The components of the net deferred tax assets and liabilities were as follows:

                                                    -----------     -----------
                                                        2005            2004
                                                    -----------     -----------
Current deferred tax assets:
  Inventory                                         $       642     $       702
  Accounts receivable                                       278             259
  Warranties                                                 83              79
  Other deferred tax assets                                 679             679
  Less valuation allowance                               (1,682)         (1,719)
                                                    -----------     -----------
    Total current deferred tax assets               $        --     $        --
                                                    ===========     ===========

Non-current other deferred tax assets               $       828     $       828
Non-current deferred tax liabilities- property
   and equipment                                           (758)           (675)
Net operating loss carryforwards                         16,110          15,955
Less valuation allowance                                (16,180)        (16,108)
                                                    -----------     -----------
    Net non-current deferred tax assets             $        --     $        --
                                                    ===========     ===========

The increase (decrease) in the valuation allowance for deferred tax assets for the years ending December 31 was as follows:

                                                    -----------     -----------
                                                        2005            2004
                                                    -----------     -----------
Current deferred tax asset valuation allowance      $       (37)    $      (125)
Long-term deferred tax asset valuation allowance             72             135
                                                    -----------     -----------
                                                    $        35     $        10
                                                    ===========     ===========

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Other accrued liabilities

      At December 31, 2005 and 2004 other accrued liabilities consisted of the following:

                                                     -----------    -----------
                                                         2005           2004
                                                     -----------    -----------
Accrued interest expense                             $       152    $       100
Accrued audit expense                                         10              1
Other accrued expenses                                        41             56
                                                     -----------    -----------
                                                     $       203    $       157
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

At December 31, 2005 and 2004, the Company had liabilities and other items subject to compromise of approximately $14,586 and $14,622 which consisted of the following:

                                                    December 31,    December 31,
                                                    ------------   ------------
                                                        2005           2004
                                                    ------------   ------------
Liabilities:
Accounts payable                                    $     10,912   $     10,948
Convertible notes payable, principally related to
  prior separation agreements                                965            965
Accrued salaries                                             397            397
Accrued warranty                                             222            222
Capital lease obligations                                    438            438
                                                    ------------   ------------
                                                          12,934         12,970
Other:
Manditorily redeemable preferred stock                     1,652          1,652
                                                    ------------   ------------
                                                    $     14,586   $     14,622
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

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      If all of such Preferred Stock, including the Preferred Stock which the Company is required to issue to the lenders, are converted, the Company would be required to issue approximately 1,455,073 shares of its common stock, subject to adjustment. As part of the Company's Plan of Reorganization, which requires Bankruptcy Court approval, it is contemplated that the shares issuable under the Preferred Stock will be cancelled. The carrying value of the mandatorily redeemable stock is included in other items subject to compromise at December 31, 2005 and 2004.

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

      The Company's statement of operations for the years ended December 31, 2005, 2004 and 2003 do not include interest expense on debt subject to compromise subsequent to the Petition Date. If the Company had reported interest on the basis of the amounts it was contractually required to pay, additional interest expense of $67, $64 and $49 would have been recorded in 2005, 2004 and 2003, respectively.

8. Debt

Long-term debt, as described in Note 1, consisted at December 31, 2005 and 2004 of the following:

                                                                       ----------    ----------
                                                                          2005          2004
                                                                       ----------    ----------
Note payable toValtec Capital Corporation, bearing interest at
  8%, collateralized by receivables, inventory and equipment           $       --    $      653
Notes payable toVision Technologies, Inc., bearing interest at
  8%, payable  in 36 equal monthly installments, commencing the month following payment in full of the Valtec Capital note collateralized by receivables, inventory and equipment,
  subordinate to Valtec Capital and Entrepreneur Growth Capital               650           650
Revolving loan payable to Entrepreneur Growth Capital, bearing interest at the prime rate plus 6%, collateralized by receivables
  inventory and equipment, due July 2006                                       96
                                                                       ----------    ----------
                                                                       $      746    $    1,303
Less current maturities on long-term debt                                     296           350
                                                                       ----------    ----------
                                                                       $      450    $      953
                                                                       ==========    ==========

The aggregate debt schedule maturities is as follows:

2006                                       $      296
2007                                              216
2008                                              234
2009
2010
                                           ----------
                                           $      746
                                           ==========

As part of the Plan of Reorganization, the Company is proposing that the note payable to Vision Technologies, Inc., including accrued interest thereon, be exchanged for equity in the Reorganized Debtor. Accordingly, payments have not commenced even though the Valtec debt has been extinguished.

9. Equity

At December 31, 2005 and 2004, stockholders' deficit consisted of the following:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           2005           2004
                                                        ----------     ----------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                               $       --     $       --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding            67             67
Additional paid-in capital                                  35,844         35,844
Accumulated deficit                                        (50,917)       (50,816)
                                                        ----------     ----------
     Total stockholders' deficit                        $  (15,006)    $  (14,905)
                                                        ==========     ==========

      In  2002,  the  Company  sold  to  nine  individuals   267,367  shares  of
unregistered Common Stock of the Company for proceeds of $162. In connection with this sale, the Company granted to these individuals warrants to purchase 267,367 shares of the Company's Common Stock. The warrants are exercisable at between $0.47 and $0.70 per share of Common Stock and expire on the fifth anniversary from the date of issuance.

10. Options and Warrants

The Company believes its presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization.

In 1997 the Board adopted the 1997 Incentive Plan. The maximum number of shares to be issued under the 1997 Incentive Plan is not to exceed 1,000,000. The exercise price of each option granted is to be equal to or greater than the market price of the Company's stock on the date of grant. The terms of the options are generally over five years with vesting occurring in 25% increments beginning one year after the grant date. In December 2000 the Board created the 2000 Incentive Plan that covers up to 1,000,000 shares of Common Stock. The number of shares granted on a calendar year basis under the 2000 Incentive Plan is limited to 5% of the total number of shares of Common Stock outstanding, or 10% in any five-year period.

The Company has elected to continue to account for stock options issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees".

The Company follows the disclosure requirements of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. No options or warrants were granted in 2005, 2004 or 2003.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the accounting provisions of SFAS No. 123, the effective options granted prior to 2003 on the Company's net loss and net loss per share would have been equal to the pro forma amounts indicated below:

                                            ----------     ----------     ----------
                                                2005           2004          2003
                                            ----------     ----------     ----------
Net loss
  As reported                               $     (101)    $      (28)    $   (3,579)
  Under SFAS No. 123                              (104)           (28)        (3,696)

Net loss per share
  As reported - basic and diluted           $    (0.02)    $    (0.00)    $    (0.55)
  Under SFAS No. 123 - basic and diluted         (0.02)         (0.00)         (0.55)

A summary of the status of the Company's stock options and warrants outstanding as of December 31, 2005 and 2004, and changes during the years ending on those dates is as follows:

                                         --------------------------     ---------------------------
Options -Boundless Corporation                      2005                           2004
                                         --------------------------     ---------------------------
                                                         Weighted                         Weighted
                                                         Average                          Average
                                                         Exercise                         Exercise
                                            Shares         Price           Shares           Price
                                         -----------    -----------     -----------     -----------
Outstanding at beginning of year           1,405,450    $      2.74       1,992,715     $      2.50
  Granted                                         --             --              --              --
  Exercised                                       --             --              --              --
  Forfeited                                 (142,800)         (1.38)       (587,265)          (1.94)
                                         -----------    -----------     -----------     -----------
Outstanding at end of year                 1,262,650    $      2.89       1,405,450     $      2.74
                                         ===========    ===========     ===========     ===========
Options exercisable at end of year         1,250,898    $      2.91       1,362,032     $      2.81
                                         ===========    ===========     ===========     ===========
Weighted average fair value
  of options granted during the year                            N/A                             N/A
                                                        ===========                     ===========

                                         --------------------------     ---------------------------
Warrants- Boundless Corporation                     2005                           2004
                                         --------------------------     ---------------------------
                                                         Weighted                         Weighted
                                                         Average                          Average
                                                         Exercise                         Exercise
                                            Shares         Price           Shares           Price
                                         -----------    -----------     -----------     -----------
Outstanding at beginning of year           1,083,558    $      1.86       1,463,560     $      3.27
  Granted                                         --             --              --              --
  Exercised                                       --             --              --              --
  Forfeited                                 (227,500)         (5.63)       (380,002)          (7.30)
                                         -----------    -----------     -----------     -----------
Outstanding at end of year                   856,058    $      0.85       1,083,558     $      1.86
                                         ===========    ===========     ===========     ===========
Warrants exercisable at end of year          856,058    $      0.85       1,083,558     $      1.86
                                         ===========    ===========     ===========     ===========
Weighted average fair value
  of warrants granted during the year                           N/A                             N/A
                                                        ===========                     ===========

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2005:

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Weighted
                                        Number        Weighted       Average         Number
                                     Outstanding      Average       Remaining     Exercisable
                                     at December      Exercise     Contractual    at December
      Options - Boundless Corp.        31, 2005         Price      Life (Years)     31, 2005
                                     -----------     ----------    -----------    -----------
                                         187,900     $     0.45           1.83        176,148
                                         215,000           1.03           0.81        215,000
                                         148,000           1.05           1.14        148,000
                                         100,000           1.50           1.00        100,000
                                          26,750           2.60           0.15         26,750
                                         130,000           4.50           1.00        130,000
                                         150,000           4.88           1.00        150,000
                                         100,000           5.00           1.00        100,000
                                         205,000           5.62           1.00        205,000
                                      ----------     ----------     ----------     ----------
                                       1,262,650     $     2.89           1.09      1,250,898
                                      ==========     ==========     ==========     ==========

                                                                     Weighted
                                        Number        Weighted       Average         Number
                                     Outstanding      Average       Remaining     Exercisable
                                     at December      Exercise     Contractual    at December
      Warrants - Boundless Corp.       31, 2005         Price      Life (Years)     31, 2005
                                     -----------     ----------    -----------    -----------
                                         400,000     $     0.36           1.92        400,000
                                          95,632           0.63           1.52         95,632
                                          76,798           0.67           1.51         76,798
                                          94,938           0.70           1.52         94,938
                                          50,001           1.10           0.49         50,001
                                           1,737           1.26           0.43          1,737
                                          62,672           1.30           0.42         62,672
                                           6,946           1.33           0.43          6,946
                                          20,834           1.36           0.41         20,834
                                          46,500           5.00           0.01         46,500
                                      ----------     ----------     ----------     ----------
                                         856,058     $     0.85           1.45        856,058
                                      ==========     ==========     ==========     ==========

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

11. Related Party Transactions

Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), was $23 for the year ended December 31, 2005. Net revenue from UCSI during 2004 was $240 and immaterial in 2003. UCSI is wholly owned by

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc. ("Vision"). The Company's Plan of Reorganization, assuming approval by the Bankruptcy Court, contemplates the issuance to Vision of new shares of common stock, representing 100% of the new shares issued, in full satisfaction of the Vision note payable and accrued interest thereon. Mr. Smith currently owns approximately 15% of the outstanding common stock of the Company.

Beginning in the first quarter of 2004, the Company outsourced certain employees to UCSI. For the year ended December 31, 2004, these costs were estimated to be $306 for which the Company charged UCSI $255. The $255 charged by the Company was less than the estimated personnel and personnel related expenses. The resulting loss of $51 is reported in the statement of operations. The Company discontinued the arrangement with UCSI in May 2005. From January 1, 2005 through May 31, 2005 the Company charged UCSI $50 and incurred estimated personnel and personnel related expenses of $58. The resulting loss of $8 is reported in the statement of operations.

12. Commitments

Leases

The Company leases certain manufacturing, sales and administrative facilities and office equipment under operating lease agreements, which expire at various times through February 2009.

Total rent expense was $261 and $336 in 2005 and 2004, respectively.

Future minimum rental commitments as of December 31, 2005 were as follows:

2006                   $       228
2007                           235
2008                           242
2009                            41
                       -----------
                       $       746
                       ===========

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

Foreign sales were approximately $1,527, $1,929 and $3,473 for 2005, 2004 and 2003, respectively. The following table shows the approximate percentage of total revenue attributable to export sales to the regions described for each of the years ended December 31:

                                       ----------     ----------     ----------
                                          2005           2004            2003
                                       ----------     ----------     ----------
Western Europe                                 24%            21%            25%
Other European countries                        0%             1%             0%
Other foreign countries                         2%             5%             4%
                                       ----------     ----------     ----------
     Total                                     26%            27%            29%
                                       ==========     ==========     ==========

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

16. Reorganization Expenses

Reorganization expenses for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                        2005          2004           2003
                                                     ----------    ----------     ----------
Professional fees                                    $      300    $      298     $    1,266
United States District Court fees                            30            25             32
Facility relocation expenses                                 37           184             42
Other expenses                                               39            --             --
Gain on the disposition of building and equipment            --           (23)          (685)
                                                     ----------    ----------     ----------
                                                     $      406    $      484     $      655
                                                     ==========    ==========     ==========

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

Provided below is the selected unaudited quarterly financial data from 2005 and 2004.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        For the three months ended
                                                        December 31,  September 30,      June 30,        March 31,
                                                        ------------  -------------    -----------     -----------
                                                            2005          2005             2005           2005
                                                        -----------    -----------     -----------     -----------
Net revenue                                             $     1,427    $     1,411     $     1,536     $     1,615
Cost of product sold and services                             1,095          1,055           1,192           1,199
Gross margin                                                    332            356             344             416
Net income (loss)                                       $        70    $      (101)    $       (50)    $       (20)

Per share amounts:
Basic and diluted net income (loss) per common share    $      0.01    $     (0.02)    $     (0.01)    $     (0.00)

                                                                        For the three months ended
                                                        December 31,  September 30,      June 30,        March 31,
                                                        ------------  -------------    -----------     -----------
                                                            2004           2004            2004            2004
                                                        -----------    -----------     -----------     -----------
Net revenue                                             $     1,903    $     1,412     $     1,811     $     2,183
Cost of product sold and services                             1,471          1,077           1,370           1,539
Gross margin                                                    432            335             441             644
Net income (loss)                                       $        85    $       (13)    $      (111)    $        11

Per share amounts:
Basic and diluted net income (loss) per common share    $      0.01    $     (0.00)    $     (0.02)    $      0.00

18. Subsequent Events

On January 31, 2006, the Company extended its expiring DIP financing agreement with EGC for six months. Terms of the new agreement are substantially similar to the expiring agreement, except that the minimum monthly interest payable under the agreement is reduced to $5 per month from $8 per month.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        For the Years Ended December 31,
                                     (In thousands)

                                        Balance at                                       Balance
                                        Beginning                                         at End
          Description                   of Period      Additions       Deductions       of Period
--------------------------------       ------------   -----------     ------------      ----------
Allowances:
Doubtful accounts:
         2005                           $     501       $    56         $    13           $    544
         2004                                 623          (117)              5 (A)            501
         2003                                 763           104             244 (A)            623
Manufacturing inventory reserves:
         2005                                 935          (175)            142                618
         2004                               1,242          (109)            198 (B)            935
         2003                                 789         1,169             716 (B)          1,242

(A)   Includes accounts written off during the period.

(B)   Includes inventory written off during the period.