Form 10QSB
period 2006-03-31
BOUNDLESS CORP
filed 2006-05-22
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 1O-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

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

                            50 Engineers Lane Unit 2
                                 Farmingdale, NY

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

                                Yes |_|    No |X|

As of May 12, 2006, the Registrant had approximately 6,705,613 shares of Common Stock, $.01 par value per share outstanding.


                                    1 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (Debtor and Debtors-in-Possession)
                                      INDEX

                                                                                                     Page
                                                                                                      No.
                                                                                                      ---
Part I.    Financial Information

           Item 1.  Financial Statements
                    Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
                      and December 31, 2005                                                            3
                    Condensed Consolidated Statements of Operations for the three months ended
                      March 31, 2006 and 2005 (Unaudited)                                              4
                    Condensed Consolidated Statements of Cash Flows for the three months
                      ended March 31, 2006 and 2005 (Unaudited)                                        5
                    Notes to Condensed Consolidated Financial Statements (Unaudited)                   6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                   13

           Item 3.  Controls and Procedures                                                           19

Part II.   Other Information

           Item 1.  Legal Proceedings                                                                 20

           Item 6.  Exhibits                                                                          20

Signatures                                                                                            21


                                    2 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       March 31,    December 31,
                                                         2006           2005*
                                                     ------------   ------------
ASSETS                                                (unaudited)
Current assets:
  Cash and cash equivalents                           $       11     $       14
  Trade accounts receivable, net                             656            657
  Affiliate receivables                                      103             92
  Other receivables                                          131             95
  Inventories (Note 3)                                       890            870
  Cash collateral and escrow accounts                        155            103
  Prepaid expenses and other current assets                   63             43
                                                      ----------     ----------
     Total current assets                                  2,009          1,874
Property and equipment, net (Note 4)                         130            130
                                                      ----------     ----------
    Total assets                                      $    2,139     $    2,004
                                                      ==========     ==========

LIABILITIES  AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
  Current portion of long-term debt                   $      355     $       96
  Accounts payable                                            71             50
  Accrued salaries                                            71             73
  Accrued legal fees                                       1,229          1,154
  Purchase order commitments                                  24             50
  Accrued payroll and sales tax payable                       28             28
  Accrued warranty                                            30             30
  Other accrued liabilities                                  217            203
                                                      ----------     ----------
     Total current liabilities                             2,025          1,684

  Long-term debt, less current maturities                    650            650
  Deferred credits                                            99             90
  Items subject to compromise:
  Manditorily redeemable preferred stock                   1,652          1,652
  Liabilities subject to compromise (Note 5)              12,934         12,934
                                                      ----------     ----------
         Total liabilities                                17,360         17,010
                                                      ----------     ----------

         COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' deficit: (Note 6)
  Common stock                                                67             67
  Additional paid-in capital                              35,844         35,844
  Accumulated deficit                                    (51,132)       (50,917)
                                                      ----------     ----------
     Total stockholders'  deficit                        (15,221)       (15,006)
                                                      ----------     ----------
    Total liabilities and stockholders' deficit       $    2,139     $    2,004
                                                      ==========     ==========

*     Reclassified. See Note 2.

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    3 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                                 March 31
                                                           --------------------

                                                           --------    --------
                                                             2006        2005
                                                           --------    --------

Revenue:
  Product sales                                            $  1,139    $  1,444
  Services                                                      147         171
                                                           --------    --------
    Total revenue                                             1,286       1,615
                                                           --------    --------
Cost of revenue
  Product sales                                               1,055       1,125
  Services                                                       55          74
                                                           --------    --------
    Total cost of revenue                                     1,110       1,199
                                                           --------    --------

     Gross margin                                               176         416

Other costs and expenses (income)
  Selling, general and administrative                           237         246
  Research and development                                       58          56
  Interest expense (excluding contractual interest of $18
    and $16 not recognized in 2006 and 2005, respectively)       49          38
  Loss on reimbursement of employee services (net of
    reimbursement of $30)                                        --           5
  Other income                                                  (36)         (5)
                                                           --------    --------
                                                                308         340
                                                           --------    --------
Income (loss) before reorganization items                      (132)         76

Reorganization items (Note 7)                                    83          96
                                                           --------    --------
Net loss                                                   $   (215)   $    (20)
                                                           ========    ========

Basic and diluted loss per common share                    $  (0.03)   $     --
                                                           ========    ========

Basic and diluted weighted average shares outstanding         6,706       6,706
                                                           ========    ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    4 of 24

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Three months ended
                                                                        March 31,
                                                                  ---------------------

                                                                  --------     --------
                                                                    2006         2005*
                                                                  --------     --------
Cash flows from operating activities:
  Income (loss) before reorganization items                           (132)          76
  Adjustments to reconcile income before reorganization items to net cash provided by (used in) operating activities:
    Depreciation and amortization                                        3            1
    Change in deferred credits                                           9            2
    Credit for excess and obsolete inventory                           (33)          --
 Changes in assets and liabilities:
    Cash on deposit with lender                                         --          241
    Trade accounts receivable                                            1          115
    Affiliate receivables                                              (11)         (11)
    Other receivables                                                  (36)         (18)
    Inventories                                                         13          (70)
    Cash collateral and escrow accounts                                (52)         (99)
    Prepaid expense and other current assets                           (20)           5
    Accounts payable and accrued expenses                                7          (73)
                                                                  --------     --------
Net cash provided by (used in) operating activities excluding
    reorganization items                                              (251)         169
                                                                  --------     --------
Cash flows from reorganization activities:
  Reorganization items, net                                            (83)         (96)
  Increase in liabilities, net                                          75           75
                                                                  --------     --------
Net cash used in reorganization activities                              (8)         (21)
                                                                  --------     --------
Cash flows from investing activities:
  Capital expenditures                                                  (3)          --
                                                                  --------     --------
Cash flows from financing activities:
  Net borrowings under new DIP/AR financing                            259          411
  Repayments of prior DIP debt                                          --         (653)
                                                                  --------     --------
Net cash provided by (used in ) financing activities                   259         (242)
                                                                  --------     --------
Net decrease in cash and cash equivalents                               (3)         (94)
Cash and cash equivalents at beginning of period                        14          124
                                                                  --------     --------
Cash and cash equivalents at end of period                        $     11     $     30
                                                                  ========     ========

Cash paid for:
  Interest                                                        $     35     $     29

*     Reclassified. See Note 2.

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

      1. Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

The Company voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code on March 12, 2003, (the "Petition Date") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of New York, Central Islip

The Debtor continues to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, the Debtor is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On May 9, 2006, a confirmation hearing was held in the Bankruptcy Court to determine, amongst other issues, the feasibility of the Company's Plan of Reorganization. At that hearing the Bankruptcy Court determined the Company's Plan of Reorganization was feasible and instructed legal counsel for the Company to prepare and submit for the Bankruptcy Court's approval an order to that affect. The Effective Date- the date upon which the Company exits bankruptcy-will be ten days following the Bankruptcy Court's approval of the order.

As soon as practicable after the Effective Date, the Company shall take all steps necessary to arrange for the cancellation of each class of their existing common stock and preferred stock. Holders of existing common and preferred stock on the record date shall have his, her or its stock cancelled, and shall receive nothing on account thereof from the Company.

On the Effective Date, the Company shall be authorized to issue one hundred (100,000,000) million shares of common stock ("Boundless Common Stock") of which four million shares shall be issued to the claimants as set forth in the Plan.

All assets of the Company, if any, not owned by Boundless Technologies, Inc. ("Technologies") shall be transferred to Technologies and any and all liabilities of the Company, including guarantees, shall be assumed by Technologies or canceled. On the Effective Date, Boundless Manufacturing Services, Inc. and Boundless Acquisition Corp. shall be dissolved.

On the Effective Date, the Company shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Technologies common stock sufficient to provide Vision with 100% of the Technologies common stock issued and outstanding, or to be issued and outstanding, under the Plan and 2,040,000 shares of Boundless Common Stock which will provide Vision with 51% of such shares to be issued and outstanding under the Plan. The Boundless Common Stock shall be issued in accordance with ss. 1145 of the Bankruptcy Code. Such issuance of the Technologies common stock and Boundless Common Stock shall be deemed to be in full satisfaction of the Vision claim of $650 and current accrued interest thereon of $166.

The Plan contemplates an annual payment of cash to holders of allowed unsecured claims (the "Claims"). The Company believes that these Claims aggregate approximately $14,586 at March 31, 2006. Subject to adjustment, described below, holders of Claims shall receive their Pro Rata share of cash payments in an amount equal to 2% of annual revenues up to and including $7 million, on each of the first, second and third anniversary dates of the Effective Date; and cash payments in an amount equal to 4% of annual revenues exceeding $7 million, on each of the first, second and third anniversary dates of the Effective Date.


                                    6 of 24

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

On the Effective Date, each holder of Claims shall also receive its pro rata share of 1,960,000 shares of Boundless Common Stock, which shares shall be issued in accordance with ss. 1145 of the Bankruptcy Code.

Subsequent to the Effective Date, the Boundless contemplates acquiring (the "Acquisition") an interest in an operating company which desires to become a public company. In effecting this subsequent transaction under the Plan, Boundless will issue Boundless Common Stock to acquire its interests in the operating company. As a result these stock issuances, the Boundless Common Stock issued to Vision and holders of Claims will represent approximately 10% of the outstanding common stock of Boundless after the Acquisition is consummated and the owners of the operating company will own approximately 90% of the outstanding common stock of Boundless after the transaction. The consummation of this transaction will be undertaken in compliance with the Securities Laws of the United States and all other jurisdictions, if any, which require such compliance. In this regard, Boundless will file a Form 8-K with the Securities and Exchange Commission with respect to this transaction.

The amount of cash payable to holders of Claims, described above, shall be subject to reduction pro rata, in an amount equal to 75% of the average aggregate closing prices of the Boundless Common Stock traded on the electronic bulletin board during the twenty trading day period beginning 60 calendar days after the shares are listed on any of the following: (i) the Nasdaq Electronic Bulletin Board, (ii) Nasdaq'a Small Cap or National Market or (iii) any exchange (collectively, a "Trading Market"). For this purpose, if such shares do not trade on a particular trading day, the closing price for that day that shall be used in determining the average closing price of such shares shall be the closing price for the shares on the last day it did trade. No holder of a Claim shall be required to return any cash distributions to Technologies as a result of the adjustments provided herein notwithstanding the value of the Boundless Common Stock. Holders of Claims will be notified promptly after any such shares are listed on a Trading Market and of any adjustments hereunder.

Financial Statement Presentation.

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three months ended March 31, 2006 and 2005. Certain information and footnote disclosures have been condensed or omitted pursuant to such regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-K for the year ended December 31, 2005. The accompanying financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on


                                    7 of 24
a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

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

      As we emerge from Chapter 11, there is no assurance that our operations will be profitable and cash flow positive; in the alternative, the scope of operations could be severely curtailed or discontinued entirely. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                    8 of 24

      2. Summary of Certain Accounting Policies

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these consolidated financial statements are the same as those described in the December 31, 2005 consolidated financial statements. Certain prior year amounts, specifically the presentation of prepaid expense and other current assets, have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the Company's income or loss before reorganization items, net loss, or related per share amounts for any period presented. In addition, $200 of debt due Vision Technologies, Inc., previously classified as current portion of long-term debt at December 31, 2005, has been reclassified as long-term debt due to the application of Statement of Financial Accounting Standard-6 "Classification of Short-term Obligations Expected to be Refinanced."

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents. Cash and cash equivalents excludes amounts held by the Company's DIP lender as collateral against debt outstanding under the Company's DIP financing agreement as well as cash held in escrow for the benefit of the professionals assisting the Company in its bankruptcy case. These cash amounts, which totaled $155 and $103 at March 31, 2006 and December 31, 2005, respectively, are included in cash collateral and escrow accounts on the Company's consolidated balance sheets.

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

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. For the quarter ended March 31, 2006, purchases from Radiance Electronics and Video Display Corporation accounted for approximately 53% and 9%, respectively, of total purchases of material. During the first quarter of 2005 purchases from Radiance Electronics, Ansen Corporation, and Video Display Corporation accounted for approximately 38%, 19%, and 11%, respectively, of the Company's total purchases of material.

Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share," requires a reconciliation of the numerator and denominator of the basic net income (loss) per share computation to the numerator and denominator of the diluted net income (loss) per share computation.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses


                                    9 of 24
during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". FIN No. 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. The Company does not believe that FIN No. 47 will have a material effect on its consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)", that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company's Consolidated Financial Statements.


                                    10 of 24

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

                                                      March 31,     December 31,
                                                      ----------    ------------
                                                         2006           2005
                                                      ----------    ------------
Raw materials and purchased components                $    956        $  1,004
Finished goods                                             156             169
Manufacturing inventory reserves                          (535)           (618)
Service parts                                              313             315
                                                      --------        --------
                                                      $    890        $    870
                                                      ========        ========

      4. Property and equipment

Property and equipment consists of the following:

                                                       March 31,    December 31,
                                                      ----------    ------------
                                                         2006           2005
                                                      ----------    ------------
Buildings and improvements                             $     17       $     17
Machinery and equipment                                   6,534          6,531
                                                       --------       --------
                                                          6,551          6,548
Less accumulated depreciation and amortization            6,421          6,418
                                                       --------       --------
                                                       $    130       $    130
                                                       ========       ========

Appropriate assets are not depreciated below their respective salvage value. Depreciation expense for the quarters ending March 31, 2006 and 2005, was $3 and $1. The Company recorded repairs and maintenance expenses of $0 and $1 for the quarters ended March 31, 2006 and 2005.

      5. Liabilities and Other Items Subject to Compromise

Liabilities and other items subject to compromise refers to liabilities incurred and the issuance of preferred stock prior to the commencement of the Chapter 11 Cases. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Payment terms for these amounts have been established in connection with the confirmation of the Chapter 11 reorganization plan.

At March 31, 2006 and December 31, 2005, the Company had liabilities and other items subject to compromise of approximately $14,586 which consisted of the following:


                                    11 of 24

                                                        March 31,   December 31,
                                                       ----------   ------------
                                                          2006          2005
                                                       ----------   ------------
Liabilities:
Accounts payable                                       $   10,912    $   10,912
Convertible notes payable, principally related to
  prior separation agreements                                 965           965
Accrued salaries                                              397           397
Accrued warranty                                              222           222
Capital lease obligations                                     438           438
                                                       ----------    ----------
                                                           12,934        12,934
Other:
Manditorily redeemable preferred stock                      1,652         1,652
                                                       ----------    ----------
                                                       $   14,586    $   14,586
                                                       ==========    ==========

Pursuant to the confirmed plan, the mandatorily redeemable preferred stock is cancelled.

      6. Stockholders' Deficit

At March 31, 2006 and December 31, 2005 stockholders' deficit consisted of the following:

                                                        March 31,   December 31,
                                                       -------------------------
                                                          2006          2005
                                                       ----------   ------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                              $       --    $       --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding           67            67
Additional paid-in capital                                 35,844        35,844
Accumulated deficit                                       (51,132)      (50,917)
Accumulated other comprehensive loss                           --            --
                                                       ----------    ----------
     Total stockholders' deficit                       $  (15,221)   $  (15,006)
                                                       ==========    ==========

Pursuant to the confirmed plan, all existing shares of capital are cancelled. (See Note 1.)

      7. Reorganization Expenses

Reorganization expenses were as follows:

                                                           Three months ended
                                                                March 31,
                                                        ------------------------
                                                           2006          2005
                                                        ----------    ----------
Professional fees                                       $       75    $       75
United States District Court fees                                8             6
Facility relocation expenses                                    --            10
Other expenses                                                  --             5
                                                        ----------    ----------
                                                        $       83    $       96
                                                        ==========    ==========

      8. Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. 1st Solutions, Ingram Micro and Ultimate Technology Corporation contributed 15%, 11% and 9%, respectively, of total revenue for the quarter


                                    12 of 24
ended March 31, 2006. The Company had one customer representing 24% of revenues during the first quarter ended March 31, 2005; and five other customers representing individually between 5% and 7% of revenues for the same period.

      9. Litigation and Contingencies

The Company is subject to lawsuits and claims that arose in the normal course of business. Management is of the opinion that all such matters are without merit, or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably. See Part II- Other Information, Item 1. Legal Matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

Revenue - Revenue for the quarter ended March 31, 2006 was $1,286 as compared to $1,615 for the quarter ended March 31, 2005.

Sales of the Company's General Display Terminals were $1,136 for the quarter ended March 31, 2006 compared to $1,444 for the quarter ended March 31, 2005.

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

Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), were $50 for the quarter ended March 31, 2006, as compared to $4 in the comparable quarter of 2005. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc. ("Vision"). The Company's Plan of Reorganization provides that Vision will own 100% of the Company, and will receive this ownership in settlement of the $650 note payable due to him plus accrued interest of $166. Pre-confirmation, Mr. Smith currently owns approximately 15% of the outstanding common stock of the Company.

Net revenue from the Company's repairs and spare parts business for the quarter ended March 31, 2006 was $97 as compared to $166 for the quarter ended March 31, 2005. This revenue includes the sale of spare parts, repair of product outside of the warranty period, and the sale of multi-year warranty contracts. Historically, customer service revenue has been driven from the sales of the Company's text terminal products.

The Company's engineering efforts have focused on cost reduction and reliability improvements. These efforts have decreased the average failure rate of the Company's text terminals and extended the average useful life of the text terminal. These improvements


                                    13 of 24
have reduced the Company's ability to generate revenue from spare parts sales and repair activities. In addition, a substantial market has evolved around the sale of used equipment, as customers trade in text terminals when they switch to alternative technologies, thereby reducing the Company's opportunity to sell new equipment.

During the first quarter of 2006, 1st Solutions and Ingram Micro contributed 15% and 11%, respectively, of total revenue. During the first quarter of 2005, Ingram Micro contributed 24% of total revenues.

Gross Margin - The Company recorded gross margin for the three months ended March 31, 2006 of $176 (13.7% of revenue) compared to gross margin of $416 (25.7% of revenue) for the first quarter of 2005. The decrease in total gross margin as a percentage of revenue is attributable to the reduction in the Company's revenue without a corresponding reduction in the Company's manufacturing overhead expenses, which expenses include fixed costs such as rent for the manufacturing facility. Manufacturing overhead expenses in the first quarter of 2006 were $258, or 20% of revenue, as compared to $259, or 16% of revenue, for the first quarter of 2005.

Increasing energy prices have adversely affected the Company's reported gross margin for the first quarter of 2006 compared to the first quarter of 2005. Certain petroleum-based components utilized in the manufacturing of the Company's products have increased in cost to the Company. Additionally, rising fuel prices have resulted in increases to the cost of in-bound freight expense. The Company estimates that these cost increases have resulted in a 4 point reduction in reported gross margin as a percent of revenue in 2006 versus 2005.

Total Operating Expenses - For the quarter ended March 31, 2006, operating expenses, excluding interest expense and reorganization expenses associated with the Company's bankruptcy filing, decreased 3% to $295 (23% of revenue), compared to expenses for the first quarter of 2005 of $302 (19% of revenue).

Loss on reimbursement of employee services - Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which will own 100% of the Company upon confirmation of the Company's plan of reorganization. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. For the quarter ending March 31, 2005, the Company charged UCSI $30 and incurred expenses of $35, resulting in a loss on reimbursement of $5. The agreement to provide services to UCSI terminated in the second quarter of 2005.

Other income - Other income for the quarter ended March 31, 2006 was $36 compared to income of $5 for the period ended March 31, 2005. Other income recorded in 2006 includes $33 relating to a reduction in reserves for excess and obsolete inventory. The Company follows policies to establish reserves against its trade receivables and inventory, and periodically reviews the adequacy of these reserves. The Company utilizes ratios based on its historical experience, as well as management's judgment, in its assessment.

Interest Expense - Interest expense for the quarter ended March 31, 2006 was $49 compared to $38 for the comparable period in 2005. In January 2005, the Company replaced its then existing DIP financing with DIP financing provided by Entrepreneur Growth Capital, LLC ("EGC"). At March 31, 2006 and 2005, the balance due EGC was $355 and $411, respectively, and carried an interest rate of the prime rate plus 6%. In addition, in June 2003 the Bankruptcy Court authorized the Company to secure $650 of junior secured DIP financing from Vision. The Vision DIP financing carries interest at 8% per annum. Interest expense incurred on the Vision debt was $14 and $15, respectively, for the quarters ended March 31, 2005 and 2006.

Reorganization Expenses - During the first quarter of 2006 the Company recorded reorganization expenses of $83, primarily for legal fees incurred in the bankruptcy. For


                                    14 of 24
the quarter ended March 31, 2005, reorganization expenses were $96, which amount included approximately $75 for legal fees and $10 related to expenses associated with the Company's relocating its manufacturing operations to Farmingdale, New York.

Income Tax Expense/Credit - For the first quarter of 2006 and 2005 the Company did not record income tax expense or credit against the recorded results. The Company recorded no income tax benefit for the quarter ended March 31, 2006, based on the Company's estimate of its annual effective income tax rate to be zero. For annual reporting purposes, the Company has provided a 100% valuation allowance for its net deferred tax assets.

Net Income (Loss) - For the quarter ended March 31, 2006, the Company recorded a net loss of $215, compared to a net loss of $20 for the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the terms of the Plan of Reorganization (the "Plan").

As soon as practicable after the Effective Date, the Company shall take all steps necessary to arrange for the cancellation of each class of their existing common stock and preferred stock. Holders of existing common and preferred stock on the record date shall have his, her or its stock cancelled, and shall receive nothing on account thereof from the Company.

On the Effective Date, the Company shall be authorized to issue one hundred (100,000,000) million shares of common stock ("Boundless Common Stock") of which four million shares shall be issued to the claimants as set forth in the Plan.

All assets of the Company, if any, not owned by Technologies shall be transferred to Technologies and any and all liabilities of the Company, including guarantees, shall be assumed by Technologies or canceled. On the Effective Date, Boundless Manufacturing Services, Inc. and Boundless Acquisition Corp. shall be dissolved.

On the Effective Date, the Company shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Technologies common stock sufficient to provide Vision with 100% of the Technologies common stock issued and outstanding, or to be issued and outstanding, under the Plan and 2,040,000 shares of Boundless Common Stock which will provide Vision with 51% of such shares to be issued and outstanding under the Plan. The Boundless Common Stock shall be issued in accordance with ss. 1145 of the Bankruptcy Code. Such issuance of the Technologies common stock and Boundless Common Stock shall be deemed to be in full satisfaction of the Vision claim of $650 and current accrued interest thereon of $166.

The Plan contemplates an annual payment of cash to holders of allowed unsecured claims (the "Claims"). The Company believes that these Claims aggregate approximately $14,586 at March 31, 2006. Subject to adjustment, described below, holders of Claims shall receive their Pro Rata share of cash payments in an amount equal to 2% of annual revenues up to and including $7 million, on each of the first, second and third anniversary dates of the Effective Date; and cash payments in an amount equal to 4% of annual revenues exceeding $7 million, on each of the first, second and third anniversary dates of the Effective Date.

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


                                    15 of 24

If the Company merges with another entity or is acquired by another entity prior to the payments of all amounts due and owing pursuant to the payment plan, the remaining entity must assume the Company's obligations contained herein. Annual revenues shall include only those revenues generated from sales of the Company's product line existing prior to any merger or acquisition.

On the Effective Date, each holder of Claims shall also receive its pro rata share of 1,960,000 shares of Boundless Common Stock, which shares shall be issued in accordance with ss. 1145 of the Bankruptcy Code.

At March 31, 2006, the Company had accrued approximately $1,229 for legal assistance throughout the bankruptcy period. As of March 31, 2006, outstanding professional fees, inclusive of legal fees, are estimated to approximate $1,430 as of the Effective Date. Upon application for payment pursuant to ss.ss. 330, 331 and 503(a) of the Bankruptcy Code and approval by the Bankruptcy Court, any and all professional fees not paid on or before the Effective Date shall be paid by the Company on such terms as the parties shall agree. Interest shall accrue on any unpaid professional fees from the Effective Date at a rate of eight (8%) percent per annum.

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

Subsequent to the Effective Date, the Boundless contemplates acquiring (the "Acquisition") an interest in an operating company which desires to become a public company. In effecting this subsequent transaction under the Plan, Boundless will issue Boundless Common Stock to acquire its interests in the operating company. As a result these stock issuances, the Boundless Common Stock issued to Vision and holders of Claims will represent approximately 10% of the outstanding common stock of Boundless after the Acquisition is consummated and the owners of the operating company will own approximately 90% of the outstanding common stock of Boundless after the transaction. The consummation of this transaction will be undertaken in compliance with the Securities Laws of the United States and all other jurisdictions, if any, which require such compliance. In this regard, Boundless will file a Form 8-K with the Securities and Exchange Commission with respect to this transaction.

The amount of cash payable to holders of Claims, described above, shall be subject to reduction pro rata, in an amount equal to 75% of the average aggregate closing prices of the Boundless Common Stock traded on the electronic bulletin board during the twenty trading day period beginning 60 calendar days after the shares are listed on any of the following: (i) the Nasdaq Electronic Bulletin Board, (ii) Nasdaq'a Small Cap or National Market or (iii) any exchange (collectively, a "Trading Market"). For this purpose, if such shares do not trade on a particular trading day, the closing price for that day that shall be used in determining the average closing price of such shares shall be the closing price for the shares on the last day it did trade. No holder of a Claim shall be required to return any cash distributions to Technologies as a result of the adjustments provided herein notwithstanding the value of the Boundless Common Stock. Holders of Claims will be notified promptly after any such shares are listed on a Trading Market and of any adjustments hereunder.

The Company is highly leveraged. As of December 31, 2005, the Company had a tangible net worth deficit of $15,006 and total liabilities of $17,010. As of March 31, 2006, the Company had a tangible net worth deficit of $15,221 and total liabilities of $17,360. The Company had a working capital deficit, inclusive of liabilities and other items subject to compromise, of approximately $14,602 as of March 31, 2006, compared to working capital deficit of $14,396 as of December 31, 2005. Historically, the Company has relied on cash flow from operations, bank borrowings and sales of its common stock to finance its working capital, capital expenditures and acquisitions.

As of January 31, 2005, we entered into an agreement with our secured lender Valtec Capital, LLC, as assignee of Valtec Capital Corporation, a Nevada corporation (the "Prior


                                    16 of 24

Lender") to terminate our debtor-in-possession ("DIP") financing and to release their liens on our personal property. In return for termination of the prior DIP financing we also agreed to pay the Prior Lenders a total of $100 for legal fees they incurred during our bankruptcy period. This amount is payable to the Prior Lenders on the date that our Plan of Reorganization becomes effective.

At the same time, we entered into another secured DIP financing agreement (the "EGC Agreement") with Entrepreneur Growth Capital, LLC ("EGC") pursuant to which EGC was granted a lien on all of our personal property. The original term of the EGC Agreement was one year; however, on January 31, 2006, the EGC Agreement was extended for an additional six months.

In general, the EGC Agreement permits us to borrow up to 80% of our eligible accounts receivable. Under the EGC Agreement, the annual interest rate is 6% above the prime rate announced by Citibank, N.A. and we are required to pay a monthly service fee equal to three quarters of one percent (0.75%) of the face value of invoices assigned to EGC for the preceding month. The EGC Agreement requires us to pay minimum monthly interest of $5 even though our actual borrowings may result in a lesser interest charge. We are responsible for certain fees and fees for early termination of the facility. The maximum availability under the EGC Agreement is $1,000 and the term is six months. After emergence from Chapter 11 the Company will seek to renegotiate the terms of this financing.

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

The Company's total cash and cash equivalents decreased approximately $3 to $11 at March 31, 2006 from $14 at the end of fiscal 2005. The loss before reorganization items of $132, net of non-cash effects of $21, absorbed $153 of the $251 in cash used in operating activities during the first quarter of 2006. Changes in current assets and liabilities also contributed to the decrease in cash from operating activities by $98 as follows: increases in affiliate and other receivables of $47, increases in cash collateral and escrow accounts of $52, principally for legal fees, and increases in prepaid expenses and other current assets, principally for audit fees, of $20. These decreases in cash used in operations were offset by an increase in accounts payable and accrued expenses of $7 and a decrease in inventories of $13.

Net cash used in reorganization activities for the first quarter of 2006 was $8, composed of $75 related to legal expenses and $8 in expenses associated with the U.S. Trustee administering the bankruptcy case. These expenses were offset by increases in accrued liabilities, principally for legal expenses of $75.

Net cash used in investing activities for the three months ended March 31, 2006, consisted of $3 for the purchase of machinery and equipment.

Net cash provided by financing activities amounted to $259 during the first quarter of 2006, which amount included repayments of the Company's DIP debt in the amount of $1281, offset by net borrowings under the Company's DIP financing agreement in the amount of $1,540.

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

For the first quarter of 2005, net cash used in reorganization activities was $21. Net cash used in 2005 includes $75 for legal fees incurred during the bankruptcy period, $10 incurred for facility relocation expenses and $6 of expenses associated with fees paid to the U.S. Trustee administering the bankruptcy case. These expenses were offset by increases in liabilities of $75.

For the quarter ended March 31, 2005, net cash used in financing activities was $242,


                                    17 of 24
consisting of net payments to EGC and Valtec under the respective DIP financing agreements.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-QSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-QSB, and are subject to various risks and uncertainties. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events or changed circumstances except as required to comply with the disclosure requirements of the federal securities laws.

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

      Forward-looking statements that the Company makes, or that are made by others on its behalf with its knowledge and express permission, are based on knowledge of the Company's business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward looking statements made herein. The Company cannot assure the reader that the results or developments anticipated by it will be realized or, even if substantially realized, that those results


                                    18 of 24
or developments will result in the expected consequences for it or affect it, its business or operations in the way the Company expects. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, which are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events, other than as required to comply with the disclosure requirements of the federal securities laws.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    19 of 24

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

Additional information regarding legal matters may be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

None


                                    20 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2006

Boundless Corporation


By: /s/Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)


                                    21 of 24