Form 10QSB
period 2006-06-30
BOUNDLESS CORP
filed 2006-08-17
CIK 837472

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 1O-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

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

                             Yes |X|     No  |_|

As of June 30, 2006, the Registrant had approximately 4,000,000 shares of Common Stock, $.01 par value per share which will be issued upon validation of unsecured claims pursuant to the Amended Plan of Bankruptcy Reorganization.

                     BOUNDLESS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                  Page
                                                                                                                   No.
                                                                                                                  ----
Part I.  Financial Information

         Item 1.   Financial Statements of Shell Company (the "Reorganized Company")

                   Condensed Balance Sheet of Boundless Corporation
                       as of June 30, 2006 (Unaudited)                                                               3

                   Condensed Statement of Operations of Boundless Corporation
                       for the period June 10 through June 30, 2006 (Unaudited)                                      4

                   Condensed Statement of Cash Flows of Boundless Corporation
                       for the period June 10 through June 30, 2006 (Unaudited)                                      5

                   Financial Statements of Debtor and Debtors-in-Possession (the "Predecessor Company")

                   Consolidated Condensed Balance Sheets as of June 9, 2006 (Unaudited)
                       and December 31, 2005                                                                         6

                   Consolidated Condensed Statements of Operations for the
                       periods April 1 through June 9, 2006 and January 1
                       through June 9, 2006
                       and for the three and six months ended June 30, 2005 (Unaudited)                              7

                   Consolidated Condensed Statements of Cash Flows for the
                       periods January 1 through June 9, 2006 and for the six
                       months ended
                       June 30, 2005 (Unaudited)                                                                     8

                   Notes to Consolidated Condensed Financial Statements of the Shell
                   Company (the "Reorganized Company) and Debtor and Debtors-in-Possession
                   (the "Predecessor Company")  (Unaudited)                                                          9

         Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                                  19

         Item 4.   Controls and Procedures
                                                                                                                    24
Part II. Other Information

         Item 1.   Legal Proceedings                                                                                25

         Item 6.   Exhibits                                                                                         25

Signature                                                                                                           26

                                    2 of 29

                              BOUNDLESS CORPORATION
                              (REORGANIZED COMPANY)
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                      June 30,
                                                                        2006
                                                                     ----------
ASSETS                                                               (unaudited)

  Current assets                                                     $       --
  Other assets                                                               --
                                                                     ----------
    Total assets                                                     $       --
                                                                     ==========

LIABILITIES  AND STOCKHOLDERS' DEFICIT

  Current liabilities                                                $       --
  Other liabilities                                                          --
                                                                     ----------
     Total liabilities                                                       --
                                                                     ----------


         COMMITMENTS AND CONTINGENCIES (Note 12)

Stockholders' deficit: (Note 7)
  Common stock to be issued                                                  40
  Additional paid-in capital                                                161
  Asset value to be recognized upon
    distribution of distributable shares                                   (200)
  Accumulated deficit                                                        (1)
                                                                     ----------
    Total stockholders' deficit                                              --
                                                                     ----------
    Total liabilities and stockholders' deficit                      $       --
                                                                     ==========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                    3 of 29

                              BOUNDLESS CORPORATION
                              (REORGANIZED COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                      Period
                                                                    June 10 to
                                                                      June 30
                                                                    -----------
                                                                        2006
                                                                    -----------

Product revenue                                                     $        --
Cost of revenue                                                              --
                                                                    -----------

     Gross margin                                                            --

  General and administrative expense (Note 7)                                 1
                                                                    -----------
Loss before income taxes                                                     (1)

Income tax benefit                                                           --
                                                                    -----------
Net loss                                                            $        (1)
                                                                    ===========

Basic and diluted loss per common share                             $        --
                                                                    ===========

Basic and diluted weighted average shares outstanding                        --
                                                                    ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    4 of 29

                              BOUNDLESS CORPORATION
                              (REORGANIZED COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                      Period
                                                                    June 10 to
                                                                     June 30
                                                                    ----------
                                                                        2006
                                                                    ----------
Cash flows from operating activities:
  Net loss                                                          $       (1)
  Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
    Imputed expense                                                          1
 Changes in assets and liabilities:                                         --
                                                                    ----------
Net cash provided by (used in) operating activities                         --
                                                                    ----------
Net cash used in investing activities                                       --
                                                                    ----------
Net cash provided by (used in ) financing activities                        --
                                                                    ----------
Net decrease in cash and cash equivalents                                   --
Cash and cash equivalents at beginning of period                            --
                                                                    ----------
Cash and cash equivalents at end of period                          $       --
                                                                    ==========

Cash paid for:
  Interest                                                          $       --
  Taxes                                                                     --

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    5 of 29

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             June 9,      December 31,
                                                               2006           2005*
                                                           ------------   ------------
ASSETS                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                $         85   $         14
  Trade accounts receivable, net                                    714            657
  Affiliate receivables                                              --             92
  Other receivables                                                 104             95
  Inventories (Note 3)                                              816            870
  Cash collateral and escrow accounts                                --            103
  Prepaid expenses and other current assets                          50             43
                                                           ------------    ------------
     Total current assets                                         1,769          1,874

Property and equipment, net (Note 4)                                128            130
Goodwill (Note 5)                                                   535             --
                                                           ------------   ------------
    Total assets                                           $      2,432   $      2,004
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
  Current portion of long-term debt (Note 8)               $        519   $         96
  Accounts payable                                                   32             50
  Accrued salaries                                                   --             73
  Accrued legal fees                                              1,405          1,154
  Purchase order commitments                                         --             50
  Accrued payroll and sales tax payable                              28             28
  Accrued warranty                                                   30             30
  Other accrued liabilities                                          27            203
                                                           ------------   ------------
     Total current liabilities                                    2,041          1,684
                                                           ------------   ------------

  Long-term debt, less current maturities (Note 8)                  283            650
  Deferred credits                                                  108             90
  Items subject to compromise:
  Manditorily redeemable preferred stock                             --          1,652
  Liabilities subject to compromise (Note 6)                         --         12,934
                                                           ------------   ------------
         Total liabilities                                        2,432         17,010
                                                           ------------   ------------

         COMMITMENTS AND CONTINGENCIES (Note 12)

Stockholders' deficit: (Note 7)
  Common stock                                                       --             67
  Additional paid-in capital                                         --         35,844
  Accumulated deficit                                                --        (50,917)
                                                           ------------   ------------
     Total stockholders'  deficit                                    --        (15,006)
                                                           ------------   ------------
    Total liabilities and stockholders' deficit            $      2,432   $      2,004
                                                           ============   ============

* Condensed from audited financial statements

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    6 of 29

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Period       Three Months      Period       Six Months
                                                             April 1 to        Ended        January 1 to      Ended
                                                               June 9         June 30         June 9         June 30
                                                             -----------    ------------    -----------    -----------
                                                                 2006           2005            2006           2005
                                                             -----------    ------------    -----------    -----------
Revenue:
  Product sales                                              $       829    $      1,350    $     1,968    $     2,794
  Services                                                           109             186            256            357
                                                             -----------    ------------    -----------    -----------
    Total revenue                                                    938           1,536          2,224          3,151
                                                             -----------    ------------    -----------    -----------
Cost of revenue
  Product sales                                                      699           1,137          1,754          2,262
  Services                                                            36              55             91            129
                                                             -----------    ------------    -----------    -----------
    Total cost of revenue                                            735           1,192          1,845          2,391
                                                             -----------    ------------    -----------    -----------

     Gross margin                                                    203             344            379            760

Other costs and expenses (income)
  Selling, general and administrative                                191             210            428            456
  Research and development                                            41              47             99            103
  Interest expense (excluding contractual interest of $18
    and $17 not recognized in 2006 and 2005, respectively)            34              54             83             92
  Loss on reimbursement of employee services (net of
    reimbursement of $0 and $20)                                      --               4             --              9
  Other income                                                       (17)            (17)           (53)           (22)
                                                             -----------    ------------    -----------    -----------
                                                                     249             298            557            638
                                                             -----------    ------------    -----------    -----------
Income (loss) before reorganization items                            (46)             46           (178)           122

Reorganization items (Note 10)                                       362              96            445            192
                                                             -----------    ------------    -----------    -----------
Loss from operations before extraordinary items                     (408)            (50)          (623)           (70)
Extraordinary gain on extinguishment of debt (Note 8)             14,262              --         14,262             --
                                                             -----------    ------------    -----------    -----------
Net income (loss)                                            $    13,854    $        (50)   $    13,639    $       (70)
                                                             ===========    ============    ===========    ===========

Basic and diluted gain (loss) per common share
  Loss from operations before extraordinary items            $     (0.06)   $      (0.01)   $     (0.09)   $     (0.01)
  Extraordinary gain on extinguishment of debt                      2.13              --           2.13             --
                                                             -----------    ------------    -----------    -----------
Basic and diluted gain (loss) per common share               $      2.07    $      (0.01)   $      2.03    $     (0.01)
                                                             ===========    ============    ===========    ===========

Basic and diluted weighted average shares outstanding              6,706           6,706          6,706          6,706
                                                             ===========    ============    ===========    ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    7 of 29

                     BOUNDLESS CORPORATION AND SUBSIDIARIES
                       (DEBTOR AND DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  January 1     Six Months
                                                                   through         Ended
                                                                   June 9        June 30,
                                                                 --------------------------
                                                                     2006           2005
                                                                 -----------    -----------
Cash flows from operating activities:
  Income (loss) before reorganization items                      $      (178)   $       122
  Adjustments to reconcile income before reorganization items to net cash provided by (used in) operating activities:
    Depreciation and amortization                                          6              1
    Change in deferred credits                                            10             19
    Provision for doubtful accounts                                       38             10
    Credit for excess and obsolete inventory                             (33)            --
Changes in assets and liabilities:
   Cash on deposit with lender                                            --            271
   Trade accounts receivable                                             (95)           122
   Affiliate receivables                                                  92              8
   Other receivables                                                      (9)           (28)
   Inventories                                                            87            249
   Cash collateral and escrow accounts                                   103           (151)
    Prepaid expense and other current assets                              (7)             6
  Accounts payable and accrued expenses                                  (73)          (324)
                                                                 -----------    -----------
Net cash provided by (used in) operating activities
  excluding reorganization items                                         (59)           305
                                                                 -----------    -----------
Cash flows from reorganization activities:
  Reorganization items, net                                             (445)          (192)
  Increase in liabilities, net                                           249            150
                                                                 -----------    -----------
Net cash used in reorganization activities                              (196)           (42)
                                                                 -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                                    (3)           (18)
                                                                 -----------    -----------
Net cash used in investing activities                                     (3)           (18)
                                                                 -----------    -----------
Cash flows from financing activities:
  Net borrowings under new DIP/AR financing                              329            284
  Repayments of prior DIP debt                                            --           (653)
                                                                 -----------    -----------
Net cash provided by (used in) financing activities                      329           (369)
                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents                      71           (124)
Cash and cash equivalents at beginning of period                          14            124
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $        85    $        --
                                                                 ===========    ===========

Cash paid for:
  Interest                                                       $        58    $        65
  Taxes                                                                   --             --
Non-cash transactions:
  Notes issued in satisfaction of unsecured claims                       376             --
  Stock of Technologies issued in satisfaction of
    Vision debt and accrued interest                                     830             --

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    8 of 29

                     BOUNDLESS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              OF THE SHELL COMPANY (THE "REORGANIZED COMPANY") AND
          DEBTOR AND DEBTORS-IN-POSSESSION (THE "PREDECESSOR COMPANY")
                                 (in thousands)
                                   (unaudited)

      1. Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On June 9, 2006 (the "Effective Date"), the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of its Amended Plan (as defined). On June 1, 2006, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court, as modified at the confirmation hearing (the "Amended Plan") and established June 9, 2006 as the Effective Date.

As used in this Form 10-QSB, the term "Predecessor Company" refers to the Company and its operations for periods prior to June 10, 2006, while the term "Reorganized Company" is used to describe the Company and its operations for periods thereafter.

Material Features of the Amended Plan

As soon as practicable after the Effective Date, the Reorganized Company shall take all steps necessary to arrange for the cancellation of each class of their existing common stock and preferred stock. Holders of existing common and preferred stock on the record date shall have his, her or its stock cancelled, and shall receive nothing on account thereof from the Company. As of August 4, 2006, the Reorganized Company had cancelled each class of the existing common stock and preferred stock.

On the Effective Date, the Reorganized Company shall be authorized to issue one hundred (100,000,000) million shares of common stock ("Boundless Common Stock") of which four million shares shall be issued to the claimants as set forth in the Amended Plan.

All assets of the Reorganized Company, if any, not owned by Boundless Technologies, Inc.("Technologies"), a wholly-owned subsidiary of the Predecessor Company, shall be transferred to Technologies and any and all liabilities of the Reorganized Company, including guarantees, shall be assumed by Technologies or canceled. On the Effective Date, Boundless Manufacturing Services, Inc. and Boundless Acquisition Corp. shall be dissolved.

On the Effective Date, Technologies shall issue, or cause to be issued for Vision's benefit, and in its name, shares of Technologies common stock sufficient to provide Vision with 100% of the Technologies common stock issued and outstanding, or to be issued and outstanding, under the Amended Plan; and the Reorganized Company shall issue, or cause to be issued for Vision's benefit, and in its name, 2,040,000 shares of Boundless Common Stock which will provide Vision with 51% of such shares to be issued and outstanding under the Amended Plan. The Boundless Common Stock shall be issued in accordance with ss. 1145 of the Bankruptcy Code. Such issuance of the Technologies common stock and Boundless Common Stock shall be deemed to be in full satisfaction of the Vision claim of $650 and current accrued interest thereon of $180.

The Amended Plan contemplates an annual payment of cash to holders of allowed unsecured claims (the "Claims"). These Claims aggregate approximately $12,986 at June 9, 2006. Subject to adjustment, described below, holders of Claims shall receive their Pro Rata share of cash payments in an amount equal to 2% of annual revenues up to and including $7,000 on each of the first, second and third anniversary dates of the Effective Date; and cash payments in an amount equal to 4% of annual revenues exceeding $7,000 on each of the first, second and third anniversary dates of the Effective Date.

Payments of Claims shall be escrowed on a monthly basis, and Technologies must forward monthly sales reports and confirmation of the escrow to Committee Counsel. Each of the


                                    9 of 29
annual payments to be distributed to holders of the Claims shall be: (i) not less than $150 on each of the first and second anniversary dates; and (ii) not less than $200 on the third anniversary date. The total amount to be distributed to holders of the Claims shall be not less than $500 (the "Minimum Distribution").

If Technologies merges with another entity or is acquired by another entity prior to the payments of all amounts due and owing pursuant to the payment plan, the remaining entity must assume the Technologies' obligations contained herein. Annual revenues shall include only those revenues generated from sales of Technologies' product line existing prior to any merger or acquisition.

On the Effective Date, each holder of Claims shall also receive its pro rata share of 1,960,000 shares of Boundless Common Stock, which shares shall be issued in accordance with ss. 1145 of the Bankruptcy Code. As of August 4, 2006, the Reorganized Company was in the process of validating the Claims for the purpose of determining the appropriate share distribution amongst the holders of approved Claims.

At June 9, 2006, the Predecessor Company had accrued approximately $1,481 for legal assistance (the "Professional Fees") throughout the bankruptcy period. The Predecessor Company and the Professionals have agreed to a monthly payment plan beginning on the 10th of the month following the Effective Date and continuing for sixty-six months thereafter. Interest shall accrue on any unpaid Professional Fees from the Effective Date at a rate of eight (8%) percent per annum. The Professionals shall be granted a security interest upon all of the Predecessor Company's assets, junior to the security interest thereon of EGC, but pari passu with the Vision security interest, if any. When the Professionals shall have been paid in full, the security interest in their favor shall be cancelled and be of no further force and effect. As of August 4, 2006, the Professionals had filed a security interest under the Uniform Commercial Code.

As of January 31, 2005, the Predecessor Company entered into an agreement with its secured lender Valtec Capital, LLC, as assignee of Valtec Capital Corporation, a Nevada corporation (the "Prior Lender") to terminate its debtor-in-possession ("DIP") financing and to release their liens on the Predecessor Company's personal property. In return for termination of the prior DIP financing the Predecessor Company also agreed to pay the Prior Lenders a total of $100 for legal fees they incurred during the bankruptcy period. On the Effective Date the Predecessor Company paid the obligation in full.

Subsequent to the Effective Date, the Reorganized Company contemplates acquiring (the "Acquisition") an interest in an operating company which desires to become a public company. In effecting this subsequent transaction under the Amended Plan, the Reorganized Company will issue Boundless Common Stock to acquire its interests in the operating company. As a result these stock issuances, the Boundless Common Stock issued to Vision and holders of Claims will represent approximately 10% of the outstanding common stock of the Reorganized Company after the Acquisition is consummated and the owners of the operating company will own approximately 90% of the outstanding common stock of the Reorganized Company after the transaction. The consummation of this transaction will be undertaken in compliance with the Securities Laws of the United States and all other jurisdictions, if any, which require such compliance. In this regard, the Predecessor Company filed a Form 8-K with the Securities and Exchange Commission with respect to this transaction on June 13, 2006.

The amount of cash payable to holders of Claims, described above, shall be subject to reduction pro rata, in an amount equal to 75% of the average aggregate closing prices of the Boundless Common Stock traded on the electronic bulletin board during the twenty trading day period beginning 60 calendar days after the shares are listed on any of the following: (i) the Nasdaq Electronic Bulletin Board, (ii) Nasdaq'a Small Cap or National Market or (iii) any exchange (collectively, a "Trading Market"). For this purpose, if such shares do not trade on a particular trading day, the closing price for that day that shall be used in determining the average closing price of such shares shall be the closing price for the shares on the last day it did trade. No holder of a Claim shall be required to return any cash distributions to Technologies as a result of the adjustments provided herein notwithstanding the value of the Boundless Common Stock. Holders of Claims will be


                                    10 of 29
notified promptly after any such shares are listed on a Trading Market and of any adjustments hereunder.

Financial Statement Presentation.

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Reorganized Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three and six months ended June 30, 2006 and 2005. Certain information and footnote disclosures have been condensed or omitted pursuant to such regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Predecessor Company's latest annual report filed with the SEC on Form 10-K for the year ended December 31, 2005. The accompanying financial statements include the accounts of the Predecessor Company and its subsidiaries through June 9, 2006, on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

      Comparability of Financial Information/ Going Concern

The reorganization value of the assets of the Reorganized Company immediately before the date of confirmation was not less than the total of all post-petition liabilities and allowed claims. As a result, the Reorganized Company does not meet the criteria of SOP 90-7 for fresh-start reporting and is following P. 41 of SOP 90-7 as the operative guidance for accounting and reporting upon emergence from Chapter 11. In general P. 41 of SOP 90-7 requires liabilities compromised by confirmed plans be stated at present values of amounts to be paid, determined at appropriate current interest rates; and forgiveness of debt should be reported as an extinguishment of debt and classified in accordance with APB Opinion 30, as amended. The implementation of P. 41 of SOP 90-7 as of June 9, 2006, materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company. With respect to reported operating results, management believes that business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company for periods prior to June 9, 2006 generally are not comparable to those of the Reorganized Company.

In connection with the emergence from Chapter 11, the Predecessor Company recorded an extraordinary gain of $14,262 from the restructuring of its debt in accordance with the provisions of the Amended Plan. Other significant adjustments also were recorded to reflect the provisions of the Amended Plan and the fair values of the assets and liabilities of the Reorganized Company as of June 9, 2006. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the period beginning April 1, 2006 and ended June 9, 2006.

In addition, the FASB issued in June 2001 SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to excess reorganization value recognized in accordance with SOP 90-7. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Technologies will be required to perform a transitional impairment test for the excess reorganization value recorded as of January 1, 2007. Any impairment loss recorded as a result of the transitional impairment test will be treated as a change in accounting principle.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described herein. The audit opinion


                                    11 of 29
included in the December 31, 2005 Form 10-K annual report of the Predecessor Company contained an explanatory paragraph regarding the Predecessor Company's ability to continue as a going concern.

The Predecessor Company had incurred significant losses from operations, and had a working capital deficit totaling approximately $272 as of June 9, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern, unless management's plans are affected in a timely manner. Management believes that the actions, discussed below, in addition to profitable growth of the Company's operating subsidiaries, will afford the Company the ability to fund its daily operations and service its remaining debt obligations. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining the cash required.

Since the Effective Date, the Reorganized Company has no operating business, no assets, and its imputed operating overhead is funded by Technologies. As described herein, the Reorganized Company is actively negotiating to acquire an operating business. There can be no assurances that the operating entity will be acquired or that a merger transaction will be consummated. As a result, there is substantial doubt about the Reorganized Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty on the Reorganized Company.

      The primary issues management will focus on immediately following the Effective Date include:

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

      2. Summary of Certain Accounting Policies

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005


                                    12 of 29
included in the Predecessor Company's Annual Report on Form 10-K. The accounting policies used in preparing these consolidated financial statements are the same as those described in the December 31, 2005 consolidated financial statements. Certain prior year amounts, specifically the presentation of prepaid expense and other current assets, have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the Predecessor Company's income or loss before reorganization items, net loss, or related per share amounts for any period presented. In addition, $200 of debt due Vision Technologies, Inc., previously classified as current portion of long-term debt at December 31, 2005, has been reclassified as long-term debt due to the application of Statement of Financial Accounting Standard-6 "Classification of Short-term Obligations Expected to be Refinanced."

Cash and Cash Equivalents

All highly liquid investments with maturities at purchase of three months or less are considered cash equivalents. Cash and cash equivalents excludes amounts held by the Predecessor Company's DIP lender as collateral against debt outstanding under the Predecessor Company's DIP financing agreement as well as cash held in escrow for the benefit of the professionals assisting the Predecessor Company in its bankruptcy case. These cash amounts, which totaled $103 at December 31, 2005, are included in cash collateral and escrow accounts on the Predecessor Company's consolidated balance sheets.

Minority Interest

In the absence of a commitment by minority shareholders to fund losses in excess of their equity, such losses have been attributed to the Predecessor Company.

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

Supplier Concentration

The Company purchases subassemblies and components for its products from more than 40 domestic and Far East suppliers. For the quarter ended June 30, 2006, purchases from Radiance Electronics and Video Display Corporation accounted for approximately 44% and 13%, respectively, of total purchases of material. During the second quarter of 2005 purchases from Radiance Electronics and Ansen Corporation accounted for approximately 29% and 24%, respectively, of the Company's total purchases of material.

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


                                    13 of 29

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". FIN No. 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. The Reorganized Company does not believe that FIN No. 47 will have a material effect on its consolidated financial statements.

In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations," that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive"). In the second quarter of 2005, the Predecessor Company adopted FSP FAS 143-1 in those European Union (EU) member countries that transposed the Directive into country-specific laws. In the third quarter of 2005, the Predecessor Company adopted FSP FAS 143-1 in several additional EU-member countries that enacted country-specific laws in the current reporting period. The adoption of the FSP in the second and third quarter of 2005 did not have a material effect on the Predecessor Company's consolidated financial statements. As of the end of the current quarter, the majority of the EU-member countries have transposed the Directive into country-specific laws. The effect of applying FSP FAS 143-1 in the remaining countries in future periods is not expected to have a material effect on the Reorganized Company's consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006. The adoption of this statement is not expected to effect the Reorganized Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Reorganized Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Reorganized Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Reorganized Company's Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Reorganized Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Reorganized Company's Consolidated Financial Statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)", that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Reorganized Company's Consolidated Financial Statements.


                                    14 of 29

3. Inventories- Predecessor Company

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

                                                           June 9,       December 31,
                                                         ------------    ------------
                                                              2006            2005
                                                         ------------    ------------
Raw materials and purchased components                   $        910    $      1,004
Finished goods                                                    133             169
Manufacturing inventory reserves                                 (543)           (618)
Service parts                                                     316             315
                                                         ------------    ------------
                                                         $        816    $        870
                                                         ============    ============

      4. Property and Equipment- Predecessor Company

Property and equipment consists of the following:

                                                            June 9,      December 31,
                                                         ------------    ------------
                                                              2006            2005
                                                         ------------    ------------
Buildings and improvements                               $         17    $         17
Machinery and equipment                                           122           6,531
                                                         ------------    ------------
                                                                  139           6,548
Less accumulated depreciation and amortization                     11           6,418
                                                         ------------    ------------
                                                         $        128    $        130
                                                         ============    ============

Appropriate assets are not depreciated below their respective salvage value. Depreciation expense for the quarters ending June 9, 2006 and June 30, 2005 was $3 and $1.

      5. Reorganization Value/Goodwill of Predecessor Company

Post-confirmation accounting resulted in $535 being recorded as goodwill as of June 9, 2006 determined as follows:

Identifiable assets:
  Total current assets                           $  1,769
  Property and equipment                              128
                                                 --------

    Total identifiable assets                       1,897

Post-confirmation liabilities:
   Current portion of long-term debt                  519
  Accounts payable                                     32
  Accrued legal fees                                1,405
  Other accrued expenses                               85
                                                 --------
    Current liabilities                             2,041

  Long-term debt                                      283
  Deferred credits                                    108
                                                 --------
    Long-term liabilities                             391
                                                 --------

    Total liabilities                               2,432
                                                 --------

Reorganization value/goodwill                    $    535
                                                 ========


                                    15 of 29

      6. Liabilities and Other Items Subject to Compromise

Liabilities and other items subject to compromise refers to liabilities incurred and the issuance of preferred stock prior to the commencement of the Chapter 11 Cases. These amounts represent the Predecessor Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Payment terms for these amounts have been established in connection with the confirmation of the Amended Plan.

At June 9, 2006, (immediately prior to the adjustments necessary to reflect the Amended Plan), and December 31, 2005, the Predecessor Company had liabilities and other items subject to compromise of approximately $14,638 and $14,586, respectively, which consisted of the following:

                                                         June 9,      December 31,
                                                       ------------   ------------
                                                           2006           2005
                                                       ------------   ------------
Liabilities:
Accounts payable                                       $     10,904   $     10,912
Convertible notes payable, principally related to
  prior separation agreements                                   965            965
Accrued salaries                                                457            397
Accrued warranty                                                222            222
Capital lease obligations                                       438            438
                                                       ------------   ------------
                                                             12,986         12,934
Other:
Manditorily redeemable preferred stock                        1,652          1,652
                                                       ------------   ------------
                                                       $     14,638   $     14,586
                                                       ============   ============

Pursuant to the Amended Plan, the mandatorily redeemable preferred stock is cancelled.

      7. Stockholders' Deficit

At June 9, 2006 and December 31, 2005 stockholders' deficit of the Predecessor Company consisted of the following:

                                                       Predecessor    Predecessor
                                                         Company        Company
                                                       ------------   ------------
                                                         June 9,      December 31,
                                                       ---------------------------
                                                           2006           2005
                                                       ------------   ------------
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                              $         --   $         --
Common stock, $0.01 par value, 25,000,000 shares
  authorized,6,705,613 shares issued and outstanding             --             67
Additional paid-in capital                                       --         35,844
Accumulated deficit                                              --        (50,917)
Accumulated other comprehensive loss                             --             --
                                                       ------------   ------------
     Total stockholders' deficit                       $         --   $    (15,006)
                                                       ============   ============

Pursuant to the Amended Plan, all existing shares of capital of the Predecessor Company are cancelled.

At June 30, 2006 the stockholders' deficit of the Reorganized Company consisted of the following:


                                    16 of 29

                                                     Reorganized
                                                       Company
                                                    -------------
                                                      June 30,
                                                    -------------
                                                         2006
                                                    -------------
Common stock, $0.01 par value, 100,000,000 shares
  authorized, 4,000,000 shares distributable        $          40
Additional paid-in capital                                    161
Asset value to be recognized upon
    distribution of distributable shares                     (200)
Accumulated deficit                                            (1)
                                                    -------------
     Total stockholders' deficit                    $          --
                                                    =============

As of the Effective Date, the Reorganized Company is authorized to issue one hundred (100,000,000) million shares of common stock ("Boundless Common Stock") of which four million shares are distributable to the claimants as set forth in the Amended Plan. (See Note 1) As of August 15, 2006, the shares have not been distributed.

For the period June 10, 2006 through June 30, 2006, the Reorganized Company recognized imputed expenses of $1, representing the estimate of expenses (principally salaries) incurred by Technologies for the benefit of the Reorganized Company following emergence from Chapter 11.

      8. Extinguishment of Debt

In connection with the restructuring of its debt in accordance with the provisions of the Amended Plan, the Predecessor Company realized an extraordinary gain of $14,262. For accounting purposes, this gain has been reflected in the operating results of the Predecessor Company for the period ended June 9, 2006.

   A summary of the extraordinary gain follows (in thousands):

Liabilities restructured:
Debt obligations:
    Accounts payable                                    $ 10,904
    Convertible notes payable, principally related to
        prior separation agreements                          965
    Accrued salaries                                         457
    Accrued warranty                                         222
    Capital lease obligations                                438
                                                        --------
                                                          12,986
Other:
Manditorily redeemable preferred stock                     1,652
                                                        --------
                                                          14,638

Less consideration exchanged:
Unsecured notes payable to unsecured creditors              (376)
                                                        --------
                                                        $ 14,262
                                                        ========

As discussed in Note 1- "Material Features of the Amended Plan", the Amended Plan calls for cash payments, in amounts subject to adjustment, to holders of approved unsecured claims (the "Claims). Subject adjustment, holders of Claims shall receive their Pro Rata share of cash payments in an amount equal to 2% of annual revenues up to and including $7,000, on each of the first, second and third anniversary dates of the Effective Date; and cash payments in an amount equal to 4% of annual revenues exceeding $7,000, on each of the first, second and third anniversary dates of the Effective Date.

Each of the annual payments to be distributed to holders of the Claims shall be:
(i) not


                                    17 of 29
less than $150 on each of the first and second anniversary dates; and (ii) not less than $200 on the third anniversary date. The total amount to be distributed to holders of the Claims shall be not less than $500 (the Minimum Payment).

The Minimum Payment, described above, does not bear interest; and, as a result, the consideration exchanged has been recorded at a discount utilizing a rate of 14%, the Company's current effective borrowing rate under the lending agreement with Entrepreneur Growth Capital. No value has been attributed to the Boundless Common Stock distributable to holders of Claims as the amount of cash payable to holders of Claims, described above, shall be subject to reduction pro rata, in an amount equal to 75% of the average aggregate closing prices of the Boundless Common Stock traded on the electronic bulletin board during the twenty trading day period beginning 60 calendar days after the shares are listed on any of the following: (i) the Nasdaq Electronic Bulletin Board, (ii) Nasdaq'a Small Cap or National Market or (iii) any exchange (collectively, a "Trading Market").

The obligation to the holders of approved unsecured claims was assumed by Technologies on the Effective Date.

      9. Income Taxes

The Predecessor Company has reduced its net deferred tax assets by a valuation allowance to the extent management does not believe it is "more likely than not" that the asset ultimately will be realizable. If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered to "more likely than not" be realizable by management, the reorganization intangible recorded in connection with post-confirmation accounting will be reduced accordingly. If the reorganization intangible is eliminated in full, other intangibles will then be reduced, with any excess treated as an increase to capital in excess of par value.

In connection with the reorganization, the Predecessor Company realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Reorganized Company will be required to reduce certain tax attributes relating to (a) net operating loss carryforwards ("NOLs"), (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment.

The reorganization of the Predecessor Company on the Effective Date constituted an ownership change under Section 382(1)(5) of the Internal Revenue Code and the use of any of Technologies' and the Predecessor Company's NOLs and tax credits generated prior to the ownership change will not be subject to the overall annual limitations prescribed by Section 382(a) of the Internal Revenue Code. However, Technologies must reduce its NOLs by an amount equal to the interest paid or accrued on the claims of the Predecessor Company's creditors who became shareholders of the Reorganized Company.

The Predecessor Company has NOLs of approximately $26,220 as of June 9, 2006. Losses limited by Section 382 may be carried forward indefinitely.

      10. Reorganization Expenses

Reorganization expenses of the Predecessor Company were as follows:

                                       For the period    Six months
                                      January 1 through    Ended
                                           June 9         June 30,
                                      -----------------------------
                                           2006            2005
                                         --------        --------
Professional fees                        $    432        $    150
United States District Court fees              13              14
Facility relocation expenses                   --              20
Other expenses                                 --               8
                                         --------        --------
                                         $    445        $    192
                                         ========        ========


                                    18 of 29

      11. Major Customers

The Company markets its terminal products through OEMs and reseller distribution channels. Customers can buy the Company's products from an international network of value-added resellers (VARs) and regional distributors. Through its sales force, the Company sells directly to large VARs and regional distributors and also sells to major national and international distributors. 1st Solutions and Ingram Micro contributed 18% and 11%, respectively, of total revenue for the period January 1, 2006 through June 9, 2006. Ingram Micro contributed 21% of total revenues for the six months ended June 30, 2005.

      12. Litigation and Contingencies

The Company is subject to lawsuits and claims that arise in the normal course of business. As of the Effective Date, outstanding claims against the Predecessor Company were extinguished in bankruptcy. See Part II- Other Information, Item 1. Legal Matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparability of Financial Information

The emergence from Chapter 11 as of June 9, 2006 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company.

In connection with the implementation of P. 41 of SOP 90-7, the Predecessor Company recorded an extraordinary gain of $14,262 from the restructuring of its debt in accordance with the provisions of the Amended Plan. In addition, the portion of reorganization value which could not be attributed to specific tangible or identified intangible assets of the emerging entity has been reported as goodwill in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. Other significant adjustments also were recorded to reflect the provisions of the Amended Plan and the fair values of the assets and liabilities of the Reorganized Company as of June 9, 2006. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the period beginning April 1, 2006 and ended June 9, 2006.

RESULTS OF OPERATIONS- PREDECESSOR COMPANY

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands. References to "the quarter ended June 9, 2006", the "second quarter of 2006" or "the six months ended June 9, 2006" means the results of operations of the Predecessor Company for the periods April 1, 2006 to June 9, 2006, and January 1, 2006 to June 9, 2006, respectively.

Revenue - Revenue for the quarter ended June 9, 2006 was $938 as compared to $1,536 for the quarter ended June 30, 2005. Revenue for the six months ended June 9, 2006 was $2,224 versus $3,151 for the six months ended June 30, 2005.

Sales of the Company's General Display Terminals were $827 for the quarter ended June 9, 2006 compared to $1,344 for the quarter ended June 30, 2005. Sales of the Company's General Display Terminals were $1,963 for the six months ended June 9, 2006 compared to $2,788 for the six months ended June 30, 2005.

Text revenue includes sales of the Company's general-purpose display terminals. The Company's product family falls into two general classes: ANSI or ASCII display terminals. The general purpose segment of the Text market, whether ANSI or ASCII, is primarily characterized as a "replacement sale" market. Text terminal customer purchasing criteria are based on quality, customization, compatibility with other terminals, price and, as a


                                    19 of 29
result of the markets replacement characterization, lead-times. Historically, the Company has been a leader in these categories.

The Company  anticipates sales of its General Display Terminals will continue to
decline  as  customers   transition  to  newer   technologies   with   graphical
capabilities.

Net revenue from EMS activities, primarily logistics services sold to Unique Co-operative Solutions, Inc. ("UCSI"), were $67 for the six months ended June 9, 2006, as compared to $11 for the six months ended June 30, 2005. UCSI is wholly owned by Mr. Oscar Smith, who also is the majority shareholder of Vision Technologies, Inc. ("Vision"). The Company's Amended Plan provides that Vision will own 100% of Technologies, and will receive this ownership in settlement of the $650 note payable due to him plus accrued interest of $180. Pre-confirmation, Mr. Smith currently owns approximately 15% of the outstanding common stock of the Predecessor Company.

Net revenue from the Company's repairs and spare parts business for the quarter ended June 9, 2006 was $90 as compared to $180 for the quarter ended June 30, 2005. On a year-to-date basis, repairs and spare parts revenue was $187 in 2006 compared to $347 in 2005. This revenue includes the sale of spare parts, repair of product outside of the warranty period, and the sale of multi-year warranty contracts. Historically, customer service revenue has been driven from the sales of the Company's text terminal products.

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

During the second quarter of 2006, 1st Solutions and Ingram Micro contributed 20% and 16%, respectively, of total revenue. During the first quarter of 2005, Ingram Micro contributed 24% of total revenues. During the second quarter of 2005, Ingram Micro contributed 17%, and CDG Management, LLC contributed 13%, of total revenues.

Gross Margin - The Company recorded gross margin for the three months ended June 9, 2006 of $203 (21.6% of revenue) compared to gross margin of $344 (22.4% of revenue) for the second quarter of 2005. Gross margin for the six months ended June 9, 2006 was $379 (17% of revenue) compared to $760 (24% of revenue) for the six months ended June 30, 2005. The decrease in total gross margin as a percentage of revenue is attributable to the reduction in the Predecessor Company's revenue without a corresponding reduction in the Predecessor Company's manufacturing overhead expenses, which expenses include fixed costs such as rent for the manufacturing facility. Manufacturing overhead expenses in the six months ended June 9, 2006 were $427, or 19% of revenue, as compared to $516, or 16% of revenue, for the first and second quarters of 2005.

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

Total Operating Expenses - For the quarter ended June 9, 2006, operating expenses, excluding interest expense and reorganization expenses associated with the Company's bankruptcy filing, were $232 (25% of revenue), compared to expenses for the second quarter of 2005 of $257 (17% of revenue). Operating expenses for year-to-date 2006 were $527 (24% of revenue) compared to $559 (18% of revenue) for the first and second quarters of 2005.


                                    20 of 29

The Company reviews its account receivable balances monthly to assess its estimate of the collectability of such accounts. The Company utilizes ratios based on its historical experience, as well as management's judgment, in its assessment. For the second quarter of 2006 the Predecessor Company recorded bad debt reserves against its receivables in an amount of approximately $38 as compared to $10 during the second quarter of 2005.

Loss on reimbursement of employee services - Beginning in the first quarter of 2004 the Company agreed to provide UCSI resources, primarily Company employees, to allow UCSI to pursue programs critical to their continued development of the thin client market. UCSI is wholly-owned by Mr. Oscar Smith. Mr. Smith is also the majority owner of Vision Technologies, Inc., the entity which owns 100% of Technologies as of the Effective Date. A monthly charge to UCSI was agreed to based upon the Company's estimate of the percentage of time its employees would be devoted to UCSI projects. During the second quarter of 2005 the Company charged UCSI $20 and incurred expenses of $24, resulting in a loss on reimbursement of $4. For the six months ended June 30, 2005 the loss on reimbursement of employee services was $9. The agreement to provide services to UCSI terminated in the second quarter of 2005.

Other income - Other income for the quarter ended June 9, 2006 was $17 compared to income of $17 for the quarter ended June 30, 2005. Other income recorded in 2006 includes $8 relating to a reduction in reserves for product warranties. Other income in 2005 includes $20 relating to refunds of prior years' personal property tax assessments. The Company follows policies to establish reserves against its trade receivables and inventory, and periodically reviews the adequacy of these reserves. The Company utilizes ratios based on its historical experience, as well as management's judgment, in its assessment.

Interest Expense - Interest expense for the quarter ended June 9, 2006 was $34 compared to $54 for the quarter ended June 30, 2005. In January 2005, the Company replaced its then existing DIP financing with DIP financing provided by Entrepreneur Growth Capital, LLC ("EGC"). At June 9, 2006 and June 30, 2005, the balance due EGC was $426 and $285, respectively, and carried an interest rate of the prime rate plus 6%. In addition, in June 2003 the Bankruptcy Court authorized the Predecessor Company to secure $650 of junior secured DIP financing from Vision. The Vision DIP financing carries interest at 8% per annum. Interest expense incurred on the Vision debt was $13 and $15, respectively, for the quarters ended June 9, 2006 and June 30, 2005.

Reorganization Expenses - During the second quarter of 2006 the Company recorded reorganization expenses of $362, primarily for legal fees incurred in the bankruptcy. For the quarter ended June 30, 2005, reorganization expenses were $96, which amount included approximately $75 for legal fees and $10 related to expenses associated with the Predecessor Company's relocating its manufacturing operations to Farmingdale, New York.

Extraordinary Gain on Extinguishment of Debt- On June 9, 2006, the Predecessor Company recorded a gain on the settlement of pre-petition obligations in the amount of $14,262. See Note 8.

Income Tax Expense/Credit - For the quarters ended June 9, 2006 and June 30, 2005 the Company did not record income tax expense or credit against the recorded results. The Predecessor Company recorded no income tax benefit for the quarter ended June 9, 2006, despite recording a gain on extinguishment of debt, as this gain will not be taxable since it resulted from the reorganization under the Bankruptcy Code. For annual reporting purposes, the Company has provided a 100% valuation allowance for its net deferred tax assets. See Note 9.

Net Income (Loss) - For the quarter June 9, 2006, the Predecessor Company recorded net income of $13,854, compared to a net loss of $50 for the quarter ended June 30, 2005.

RESULTS OF OPERATIONS- REORGANIZED COMPANY

Upon emergence from bankruptcy, the assets and liabilities of the Predecessor Company were assumed by Technologies. The Reorganized Company is a shell company as defined by Rule 12b-2 of the Exchange Act.

For the period June 10, 2006 through June 30, 2006, the Reorganized Company recognized imputed expenses of $1, representing the estimate of expenses
(principally   salaries)


                                    21 of 29
incurred by Technologies for the benefit of the Reorganized Company following emergence from Chapter 11.

LIQUIDITY AND CAPITAL RESOURCES

The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the terms of the Amended Plan.

As discussed in Note 1, on the Effective Date, the assets and liabilities of the Predecessor Company were assumed by Technologies.

Subsequent to the Effective Date, the Reorganized Company contemplates acquiring (the "Acquisition") an interest in an operating company which desires to become a public company. In effecting this subsequent transaction under the Amended Plan, the Reorganized Company will issue Boundless Common Stock to acquire its interests in the operating company. As a result these stock issuances, the Boundless Common Stock issued to Vision and holders of Claims will represent approximately 10% of the outstanding common stock of the Reorganized Company after the Acquisition is consummated and the owners of the operating company will own approximately 90% of the outstanding common stock of the Reorganized Company after the transaction. The consummation of this transaction will be undertaken in compliance with the Securities Laws of the United States and all other jurisdictions, if any, which require such compliance. In this regard, the Reorganized Company will file a Form 8-K with the Securities and Exchange Commission with respect to this transaction.

Since the Effective Date, the Reorganized Company has no operating business, no assets, and its imputed operating overhead is funded by Technologies. As described herein, the Reorganized Company is actively negotiating to acquire an operating business. There can be no assurances that the operating entity will be acquired or that a merger transaction will be consummated. As a result, there is substantial doubt about the Reorganized Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty on the Reorganized Company.

The audit opinion included in the December 31, 2005 Form 10-K annual report of the Predecessor Company contained an explanatory paragraph regarding the Predecessor Company's ability to continue as a going concern. The Predecessor Company had incurred significant losses from operations, and had a working capital deficit totaling approximately $272 as of June 9, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern, unless management's plans are affected in a timely manner. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining the cash required.

The Predecessor Company's total cash and cash equivalents increased approximately $71 to $85 at June 9, 2006 from $14 at the end of fiscal 2005. The loss before reorganization items and extraordinary gain on the extinguishment of debt of $178, net of non-cash effects of $21, contributed $157 of the $59 in cash used in operating activities during the period January 1, 2006 through June 9, 2006. Changes in current assets and liabilities increased cash from operating activities by $98 as follows: net decreases in affiliate and other receivables of $83, decreases in cash collateral and escrow accounts of $103, and decreases in inventory of $87. These increases in cash used in operations were offset by a decrease in accounts payable and accrued expenses of $73 and increases in trade receivables of $95.

Net cash used in reorganization activities for the period January 1, 2006 through June 9, 2006, was $196, composed of $432 related to legal expenses and $13 in expenses associated with the U.S. Trustee administering the bankruptcy case. These expenses were offset by increases in accrued liabilities, principally for legal expenses of $249.

Net cash used in investing activities for the period January 1, 2006 through June 9, 2006, consisted of $3 for the purchase of machinery and equipment.

Net cash provided by financing activities amounted to $329 during the period January 1, 2006 through June 9, which amount included repayments of the Company's DIP debt in the amount of $2,879, offset by borrowings under the Company's DIP financing agreement in the amount of $2,550.


                                    22 of 29

Net cash provided by operating activities during the six months ended June 30, 2005 was $305, principally related to income before reorganization expenses of $122, reductions in cash on deposit with lenders of $271, and reductions in inventories and trade accounts receivable of $249 and $122, respectively. Net cash provided by operating activities during the first six months of 2005 was reduced by increases in other assets, principally cash collateral of $151. In addition, accounts payable and accrued expenses decreased by $324.

For the first and second quarters of 2005, net cash used in reorganization activities was $42. Net cash used in 2005 includes $150 for legal fees incurred during the bankruptcy period, $20 incurred for facility relocation expenses and $14 of expenses associated with fees paid to the U.S. Trustee administering the bankruptcy case. These expenses were offset by increases in liabilities of $150.

For the six months ended June 30, 2005, net cash used in financing activities was $369, consisting of payments to Valtec of $653 and net borrowings under the EGC DIP financing agreement of $284.

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

      The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of its business include, but are not limited to, the following: changes in spending patterns; changes in overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in tax laws; the Company's ability to hire, train and retain a consistent supply of reliable and effective participants in its marketing operations; general economic, business and social conditions in the United States; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the risk of non-payment by, and/or insolvency or bankruptcy of,


                                    23 of 29
customers and others owing indebtedness to the Company; actions that may be taken by creditors with respect to the Company's obligations that are subject to default proceedings; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on the Company's ability to conduct its own business operations.

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    24 of 29

                           PART II - OTHER INFORMATION

Item 1. Legal Matters

In re: Boundless Corporation, et. al.

As discussed above, on the Petition Date, the Company, and its wholly and majority owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were being jointly administered under the caption "In re Boundless Corporation, et al., Case No. 03-81558-478." As debtors-in-possession, we were authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation was stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, could take any action, again subject to certain exceptions, to recover on pre-petition claims against us. In addition, we could reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections could file claims with the Bankruptcy Court.

As of the Effective Date, outstanding claims against the Predecessor Company were extinguished in bankruptcy.

Additional information regarding legal matters may be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Changes in Securities

The information required by this item is incorporated by reference to the information regarding material features of the Amended Plan contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 13, 2006, announcing the emergence from bankruptcy and describing the terms of the Amended Plan.


                                    25 of 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2006

Boundless Corporation


By: /s/Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)


                                    26 of 29