Form 10QSB
period 2006-09-30
BOUNDLESS CORP
filed 2006-11-13
CIK 837472

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 1O-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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

                              Yes |X|     No |_|

As of November 6, 2006, the Registrant had approximately 4,000,000 shares of Common Stock, $.01 par value per share which will be issued upon validation of unsecured claims pursuant to the Amended Plan of Bankruptcy Reorganization.


                                    1 of 15

                              BOUNDLESS CORPORATION

                                      INDEX

                                                                                                Page
                                                                                                 No.
                                                                                                 ---
Part I.  Financial Information

         Item 1. Financial Statements of Shell Company (the "Reorganized Company")

                 Condensed Balance Sheet of Boundless Corporation
                     as of September 30, 2006 (Unaudited)                                        3

                 Condensed Statement of Operations of Boundless Corporation
                     for the period June 10 through September 30, 2006 (Unaudited)               4

                 Condensed Statement of Cash Flows of Boundless Corporation
                     for the period June 10 through September 30, 2006 (Unaudited)               5

                 Notes to Condensed Financial Statements of the
                    Reorganized Company (Unaudited)                                              6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                 8

         Item 3. Controls and Procedures                                                        10

Part II. Other Information

         Item 1. Legal Proceedings                                                              11

         Item 6. Exhibits                                                                       11

                 Signature                                                                      12




                                    2 of 15

                              BOUNDLESS CORPORATION
                              (REORGANIZED COMPANY)
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                  September 30,
                                                                       2006
                                                                  -------------
ASSETS                                                            (unaudited)

  Current assets                                                   $       --
  Other assets                                                             --
                                                                   ----------
    Total assets                                                   $       --
                                                                   ==========

LIABILITIES  AND STOCKHOLDERS' DEFICIT

  Current liabilities                                              $       --
  Other liabilities                                                        --
                                                                   ----------
     Total liabilities                                                     --
                                                                   ----------

         COMMITMENTS AND CONTINGENCIES (See Notes)

Stockholders' equity: (Note 3)
  Common stock to be issued                                                40
  Additional paid-in capital                                              164
  Asset value to be recognized upon
    distribution of distributable shares                                 (200)
  Accumulated deficit                                                      (4)
                                                                   ----------
     Total stockholders'  equity                                           --
                                                                   ----------
    Total liabilities and stockholders' equity                     $       --
                                                                   ==========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                    3 of 15

                              BOUNDLESS CORPORATION
                              (REORGANIZED COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                             Three Months         Period
                                                                 Ended          June 10 to
                                                             September 30,     September 30
                                                                 2006               2006
                                                             -------------     ------------
  Revenues                                                    $       --        $       --
  General and administrative expense (Note 3)                          3                 4
                                                              ----------        ----------
Net loss                                                      $       (3)       $       (4)
                                                              ==========        ==========

Basic and diluted loss per common share                       $       --        $       --
                                                              ==========        ==========

Basic and diluted weighted average shares outstanding                 --                --
                                                              ==========        ==========

Proforma basic and diluted loss per common
  share(1)                                                    $       --        $       --
                                                              ==========        ==========

Proforma basic and diluted weighted average
  shares outstanding(1)                                            4,000             4,000
                                                              ==========        ==========

(1)   Giving effect to the distribution of distributable shares (Note 1)

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                    4 of 15

                              BOUNDLESS CORPORATION
                              (REORGANIZED COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                    Period
                                                                  June 10 to
                                                                 September 30,
                                                                     2006
                                                                 -------------
Cash flows from operating activities:
  Net loss                                                        $       (4)
  Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
    Imputed expense                                                        4
 Changes in assets and liabilities:                                       --
                                                                  ----------
Net cash from operating activities                                        --
                                                                  ----------
Net cash from investing activities                                        --
                                                                  ----------
Net cash from financing activities                                        --
                                                                  ----------
Net change in cash and cash equivalents                                   --
Cash and cash equivalents at beginning of period                          --
                                                                  ----------
Cash and cash equivalents at end of period                        $       --
                                                                  ==========

Cash paid for:
  Interest                                                        $       --
  Taxes                                                                   --

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                    5 of 15

                              BOUNDLESS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                OF THE SHELL COMPANY (THE "REORGANIZED COMPANY")
                                 (in thousands)
                                   (unaudited)

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

Material Features of the Amended Plan Relating to the Reorganized Company

As soon as practicable after the Effective Date, the Reorganized Company shall take all steps necessary to arrange for the cancellation of each class of their existing common stock and preferred stock. Holders of existing common and preferred stock on the record date shall have his, her or its stock cancelled, and shall receive nothing on account thereof from the Company. As of October 31, 2006, the Reorganized Company had cancelled each class of the existing common stock and preferred stock.

On the Effective Date, the Reorganized Company shall be authorized to issue one hundred (100,000,000) million shares of common stock ("Boundless Common Stock") of which four million shares shall be issued to the claimants as set forth in the Amended Plan.

All assets of the Reorganized Company, if any, not owned by Boundless Technologies, Inc. ("Technologies"), a wholly-owned subsidiary of the Predecessor Company, shall be transferred to Technologies and any and all liabilities of the Reorganized Company, including guarantees, shall be assumed by Technologies or canceled. On the Effective Date, Boundless Manufacturing Services, Inc. and Boundless Acquisition Corp. shall be dissolved.

On the Effective Date, Boundless shall issue to Vision Technologies, Inc., 2,040,000 shares of Boundless Common Stock. In addition, each holder of Claims shall also receive its pro rata share of 1,960,000 shares of Boundless Common Stock, which shares shall be issued in accordance with ss. 1145 of the Bankruptcy Code. As of November 6, 2006, the Reorganized Company was in the process of validating the Claims for the purpose of determining the appropriate share distribution amongst the holders of approved Claims.

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

Pursuant to the Amended Plan, the amount of cash payable by Technologies to holders of Claims shall be subject to reduction pro rata, in an amount equal to 75% of the average closing prices of the Boundless Common Stock traded on the electronic bulletin board during the twenty trading day period beginning 60 calendar days after the shares are


                                    6 of 15
listed on any of the following: (i) the Nasdaq Electronic Bulletin Board, (ii) Nasdaq'a Small Cap or National Market or (iii) any exchange (collectively, a "Trading Market"). For this purpose, if such shares do not trade on a particular trading day, the closing price for that day that shall be used in determining the average closing price of such shares shall be the closing price for the shares on the last day it did trade. No holder of a Claim shall be required to return any cash distributions to Technologies as a result of the adjustments provided herein notwithstanding the value of the Boundless Common Stock. Holders of Claims will be notified promptly after any such shares are listed on a Trading Market and of any adjustments hereunder.

Financial Statement Presentation.

The unaudited condensed interim financial statements, and accompanying notes included herein, have been prepared by the Reorganized Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three months ended September 30, 2006, and the period June 10, 2006 through September 30, 2006. Certain information and footnote disclosures have been condensed or omitted pursuant to such regulations. The Reorganized Company has no operating business, no assets, and its imputed operating overhead is funded by Technologies. The results for the current interim periods are not necessarily indicative of the results for the full year, particularly if the Company consummates an acquisition. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Predecessor Company's latest annual report filed with the SEC on Form 10-K for the year ended December 31, 2005.

      Comparability of Financial Information/ Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described herein.

Since the Effective Date, the Reorganized Company has no operating business, no assets, and its imputed operating overhead is funded by Technologies. As described herein, the Reorganized Company is actively negotiating to acquire an operating business. There can be no assurances that the operating entity will be acquired or that a merger transaction will be consummated. As a result, there is substantial doubt about the Reorganized Company's ability to continue as a going concern. No adjustments have been made with respect to the financial statements to record the results of the ultimate outcome of this uncertainty on the Reorganized Company.

      2. Summary of Certain Accounting Policies

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

      3. Stockholders' Equity

At September 30, 2006 the stockholders' equity of the Reorganized Company consisted of the


                                    7 of 15
following:

                                                               Reorganized
                                                                 Company
                                                              -------------
                                                              September 30,
                                                                   2006
                                                              -------------
Common stock, $0.01 par value, 100,000,000 shares
  authorized, 4,000,000 shares distributable                   $        40
Additional paid-in capital                                             164
Asset value to be recognized upon
    distribution of distributable shares                              (200)
Accumulated deficit                                                     (4)
                                                               -----------
     Total stockholders' deficit                               $        --
                                                               ===========

As of the Effective Date, the Reorganized Company is authorized to issue one hundred (100,000,000) million shares of common stock ("Boundless Common Stock") of which four million shares are distributable to Vision Technologies, Inc. and the claimants as set forth in the Amended Plan. (See Note 1) As of October 31, 2006, the shares have not been distributed.

For the period June 10, 2006 through September 30, 2006, the Reorganized Company recognized imputed expenses of $4, representing the estimate of expenses (principally salaries) incurred by Technologies for the benefit of the Reorganized Company following emergence from Chapter 11.

      4. Income Taxes

The Company's loss for the interim period is not a tax loss and accordingly no tax benefit is recorded herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - REORGANIZED COMPANY

Upon emergence from bankruptcy, the assets and liabilities of the Predecessor Company were assumed by Technologies. The Reorganized Company is a shell company as defined by Rule 12b-2 of the Exchange Act.

For the three months and cumulative period ended September 30, 2006, the Reorganized Company recognized imputed expenses of $3 and $4, respectively, representing the estimate of expenses (principally salaries) incurred by Technologies for the benefit of the Reorganized Company following emergence from Chapter 11.

LIQUIDITY AND CAPITAL RESOURCES

The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the terms of the Amended Plan.

As discussed in Note 1, on the Effective Date, the assets and liabilities of the Predecessor Company were assumed by Technologies.


                                    8 of 15

Subsequent to the Effective Date, the Reorganized Company contemplates acquiring (the "Acquisition") an interest in an operating company which desires to become a public company. In effecting this subsequent transaction under the Amended Plan, the Reorganized Company will issue Boundless Common Stock to acquire its interests in the operating company. As a result of these stock issuances, the Boundless Common Stock issued to Vision and to holders of Claims will represent approximately 10% of the outstanding common stock of the Reorganized Company after the Acquisition is consummated and the owners of the operating company will own approximately 90% of the outstanding common stock of the Reorganized Company after the transaction. The consummation of this transaction will be undertaken in compliance with the Securities Laws of the United States and all other jurisdictions, if any, which require such compliance. In this regard, the Reorganized Company will file a Form 8-K with the Securities and Exchange Commission with respect to this transaction.

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


                                    9 of 15

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    10 of 15

                           PART II - OTHER INFORMATION

Item 1. Legal Matters

None.

Item 2. Changes in Securities

None.

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


                                    11 of 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 08, 2006

Boundless Corporation


By: /s/ Joseph Gardner
----------------------------------------
Joseph Gardner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)


                                    12 of 15